Form 10-K
period 2010-12-31
Swisher Hygiene Inc.
filed 2011-03-31
CIK 1504747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to

Commission file number: 001-35067
SWISHER HYGIENE INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-3819646
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
4725 Piedmont Row Drive, Suite 400 Charlotte, North Carolina (Address of Principal Executive Offices)	28210 (Zip Code)
Registrant’s Telephone Number, Including Area Code (704) 364-7707

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock	The NASDAQ Stock Market LLC
$0.001 par value

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
                                                      (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant on June 30, 2010 is not included in this report as the registrant was not a reporting company under the Securities Exchange Act of 1934, as amended, at such date.

Number of shares outstanding of each of the registrant’s classes of Common Stock at March 31, 2011: 148,455,429 shares of Common Stock, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SWISHER HYGIENE INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

PART I

Item 1.	Business.

Overview

Swisher Hygiene Inc., through its consolidated subsidiaries, franchisees, and international licensees, provides essential hygiene and sanitation solutions throughout North America and internationally. Our solutions include cleaning and sanitizing products and services designed to promote superior cleanliness and sanitation in commercial and residential environments, while enhancing the safety, satisfaction, and well-being of our customers. Our solutions are typically delivered on a regularly scheduled basis and involve providing our customers with: (i) consumable products such as soap, paper, cleaning chemicals, detergents, and supplies, together with the rental and servicing of dish machines and other equipment for the dispensing of those products; (ii) the rental of facility service items requiring regular maintenance and cleaning, such as floor mats, mops, and bar towels; (iii) manual cleaning of their facilities; and (iv) solid waste collection services. We serve customers in a wide range of end-markets, with a particular emphasis on the foodservice, hospitality, retail, industrial, and healthcare industries.

Going forward, we intend to increase sales of our products and expand our services to customers in existing geographic markets as well as expand our reach into additional markets through a combination of organic growth and the acquisition of: (i) Swisher franchises; (ii) independent chemical and facility service providers; (iii) solid waste collection companies; and (iv) other related businesses.

We are a Delaware corporation, originally organized in Canada in 1994. Our principal executive offices are located at 4725 Piedmont Row Drive, Suite 400, Charlotte, North Carolina, 28210. The financial information about our one operating segment and geographical revenue information appearing in Notes 2 and 13, respectively, to the Notes to Consolidated Financial Statements in this Form 10-K, which we refer to as the annual report, are incorporated herein by this reference.

All references in this annual report to “Swisher,” “Swisher Hygiene,” the “Company,” “we,” “us,” and “our” refer to Swisher Hygiene Inc. and its consolidated subsidiaries, except where the discussion relates to times or matters occurring before the Merger, as defined below, in which case these words, as well as “Swisher International,” refer to Swisher International, Inc. and its consolidated subsidiaries.

Our Strategy

We believe we are well positioned to take advantage of the markets we serve. Our ability to service customers throughout the United States and parts of Canada, our broad customer base and our strategy of combining a service-based platform with opportunities to leverage internal and external distribution capabilities, provide multiple avenues for organic revenue growth. We believe our recently introduced service and product offerings, including our ware wash, laundry, and cleaning chemical service and product offerings along with our solid waste collection services, will allow us to continue to increase revenue through existing customers, who will be able to benefit from the breadth and depth of our current product and service offerings.

Organic Growth

Government regulations focusing on hygiene, food safety, and cleanliness have increased significantly locally, nationally and worldwide. Climate change, water scarcity, and environmental concerns have combined to create further demand for products, services, and solutions designed to minimize waste and support broader sustainability. In addition, many of our customers require tailored cleaning solutions that can assist in reducing labor, energy, and water use, and the costs related to cleaning, sanitation and hygiene activities.

We intend to capitalize on these industry dynamics by offering customers a “one-stop shopping” partner focused on their essential commercial hygiene and sanitation needs. This entails leveraging our route-based weekly cleaning service and restroom product platform with additional complementary chemical and facility service products and other services, including ware washing and laundry detergents, cleaning chemicals, disinfectants, sanitizers, and solid waste collection services. We believe our suite of products and services is a customer-facing portfolio which none of our competitors offer in full and, as a result, the customer need not shop for its essential commercial hygiene and sanitation needs on a piece-meal basis. In addition, our management believes that we provide our customers with more frequent service, better results, and lower pricing than our competitors. As a result, we believe we can increase our total revenue per customer stop for such items and that we are well positioned to secure new accounts.

Our national footprint and existing route structure provides us with a highly scalable service infrastructure, which we believe gives us a lower relative cost of service compared to local and regional competitors, and an attractive margin on incremental revenue from existing customers as well as revenue from new customers. We also believe the current density of our routes coupled with our go-to-market strategy of utilizing both third-party distributors and company personnel to deliver products and perform services, provides us sufficient capacity in our current route structure to efficiently service additional customer locations with minimal, if any, incremental infrastructure or personnel costs.

Acquisition Growth

We believe our markets for chemical service, facility service, and solid waste collection providers are highly fragmented with many small, private local and regional businesses in each of our core marketplaces. These independent market participants generally are not able to benefit from economies of scale in purchasing, offering a full range of products or services, or providing the necessary level of support and customer service to larger regional and national accounts within their specific markets.

We believe the range of our product and service offerings in the commercial hygiene and sanitation industries, coupled with our national service infrastructure makes us the “acquiror of choice” in the industry. As such, we believe that targeted strategic acquisitions provide us the opportunity to increase revenue of the acquired business or assets by providing access to corporate accounts, access to additional products and services, and access to our broader marketing strategy. In addition, we believe these strategic acquisitions will result in improved gross margin and route margin of the acquired revenue through greater purchasing efficiencies, route consolidation, and consolidation of back office and administrative support.

Our essential hygiene and sanitation solutions typically involve providing our customers with: (i) consumable products such as soap, paper, cleaning chemicals, detergents, and supplies, together with the rental and servicing of dish machines and other equipment for the dispensing of those products; (ii) the rental of facility service items requiring regular maintenance and cleaning, such as floor mats, mops, and bar towels; (iii) manual cleaning of their facilities; and (iv) solid waste collection services. We serve customers in a wide range of end-markets, with a particular emphasis on the foodservice, hospitality, retail, industrial, and healthcare industries. Many of our products are consumable and require the use of a dispensing system installed by us. Our services on those systems are typically preventative in nature and are required on a regularly scheduled basis. We strive to position ourselves to customers as the “one-stop-shop” for the full breadth of products and services we offer. We believe this comprehensive approach to providing complete hygiene and sanitation solutions to our customers, coupled with the rental, installation, and service of dish machines and dispensing equipment that provide rental income and require the use of our products helps provide stability in our business and discourages customers from switching vendors.

We typically enter into service agreements with various terms with customers that outline the scope and frequency of services we will provide, as well as the pricing of the products and services the customer requires. Given that we typically install, at no charge, dispensers for many of the consumable products we sell to customers, our service agreements usually provide for an early termination fee.

Our History

Swisher International, Inc. was originally founded in 1986 as a Nevada corporation. From our founding through 2004, we operated primarily as a franchisor and licensor of restroom hygiene services offering: (i) weekly cleaning and sanitizing services of our customers’ restroom fixtures, along with the restocking of soap and air freshener dispensers and (ii) the sale of restroom paper products, such as toilet paper and hand towels. We provided these services to a customer base largely comprised of small, locally owned bars, restaurants, and retail locations. Franchisees had rights to use the Swisher name and business processes in designated United States and Canadian geographic markets typically ranging in size from 500,000 to 3,000,000 persons. International licensees had substantially similar rights in the respective countries in which they operated. Although franchisees licensed the same business model, the manner in which they executed and adopted Swisher programs varied greatly, resulting in inconsistent levels of service and differing product offerings across geographic markets.

In November 2004, H. Wayne Huizenga and Steve Berrard acquired a majority interest in Swisher, which at the time was a publicly traded company. Subsequently, in May 2006, Messrs. Huizenga and Berrard acquired the remaining outstanding shares of Swisher and began operating Swisher as a private company.

The primary goal of acquiring ownership of Swisher was to transition the business to take greater advantage of the Swisher brand and nationwide service and distribution network, and to better leverage the under-utilized platform to expand both product and service offerings. Specifically, Messrs. Huizenga and Berrard planned to transition the Company’s focus from generating revenue almost exclusively from restroom cleaning services to building a full-service provider of essential hygiene and sanitation solutions offering a broad complement of products and services, addressing the complete hygiene, cleaning and sanitation needs of our customers throughout their facilities. We believed that such a transition would provide Swisher with a competitive advantage, allowing us to retain existing customers over time and provide them with additional products and services that were essential to the operations of their businesses. Moreover, we sought to leverage Swisher’s national infrastructure with product offerings and service expertise in core lines of products, including cleaning chemicals, required by larger corporate customers nationwide. In addition, we expanded from “nice to have” services to “essential” products and services and eliminated customers that were unprofitable. An important component of this business strategy was the acquisition of a sufficient number of franchise locations or other similar businesses, providing us direct control over the implementation of changes to a consistent business model.

In summary, our transition from a restroom cleaning services business to a full service hygiene and sanitation solutions provider offering a complete chemical and facility service program has required significant investments. These investments include through the date of this annual report:

•	Acquisitions of 102 businesses, including 72 franchises;

•	Replacement of management information systems;

•	Introduction of delivery service vehicles;

•	Addition of substantial industry experience throughout the organization;

•	Upgrade of branch facilities;

•	Significant expansion of essential product lines and services to include dust control and a complete chemical program; and

•	Development of a corporate account and distributor sales organization.

As of December 31, 2010, we have both company-owned locations and franchises located throughout the U.S. and Canada and ten master license agreements covering the United Kingdom (“U.K.”), Ireland, Portugal, the Netherlands, Singapore, the Philippines, Taiwan, Korea, Hong Kong/Macau/China, and Mexico.

The number of company-owned locations, franchises, and international master licenses for the last five years ended December 31, 2010 is as follows:

	2010	2009	2008	2007	2006

Company-owned locations	69	60	44	47	43
Franchises	10	15	35	39	45
International Master Licenses(1)	10	10	11	11	13

(1)	Number of countries in which Swisher licensees operate.

Going forward, we will continue to expand our reach into additional U.S. and Canadian geographic markets through organic growth as well as acquisitions of independent chemical distributors and other providers of essential hygiene, sanitation and facility services, franchise repurchases, execution of agreements with distributor partners. Additionally, we will be opportunistic as it relates to acquiring or partnering with complementary businesses that (i) can provide us a competitive advantage; (ii) leverage, expand, or benefit from our distribution network; or (iii) provide us economies of scale or cost advantages over our existing supply chain. Collectively, these efforts are centered on making us an attractive alternative for larger customers in foodservice, hospitality, healthcare, retail, and industrial markets. In addition, we will seek to aggressively license our business model internationally. Our success largely depends on our ability to execute on these strategies and increase the sales of our products and services to corporate accounts and distribution partners.

The Merger

On November 1, 2010, Swisher Hygiene redomiciled to Delaware from Canada, where it had been a publicly-traded corporation, listed on the Toronto Stock Exchange (the “TSX”) under the name CoolBrands International Inc. (“CoolBrands”), and trading under the symbol “COB.” We refer to this event as the Redomestication.

CoolBrands was a Canadian company that historically focused on marketing and selling a broad range of ice creams and frozen snacks. Since the end of the 2005 financial year, subsidiaries of CoolBrands disposed of a majority of CoolBrands’ business operations. Since that time, CoolBrands’ principal operations consisted of the management of its cash resources, reviewing and considering potential opportunities to invest such cash resources. CoolBrands held $61,850,226 in cash and cash equivalents at the effective time of the Merger, as defined below.

On November 2, 2010, one day after completion of the Redomestication, CoolBrands Nevada, Inc. (“CoolBrands Nevada”), a wholly-owned subsidiary of Swisher Hygiene, merged with and into Swisher International, with Swisher International continuing as the surviving corporation. We refer to this event as the Merger.

In the Merger, the former stockholders of Swisher International received 57,789,630 shares of Swisher Hygiene common stock, representing, on a fully diluted basis, a 48% ownership interest in Swisher Hygiene at such time. The stockholders of CoolBrands retained 56,225,433 shares of Swisher Hygiene common stock, representing, on a fully diluted basis, a 52% ownership interest in Swisher Hygiene at such time. 55,789,632 of the shares issued to former shareholders of Swisher International are subject to lock-up agreements. Pursuant to the lock-up agreements, the locked-up shareholders may not offer, sell, contract to sell or enter into any other agreement to transfer the economic consequences of any Swisher Hygiene shares for a period ending the earlier of (i) the public release of Swisher Hygiene’s earnings for the year ending December 31, 2011 or (ii) March 31, 2012. Under the lock-up agreements, transfers may be made to family members, trusts and similar entities for estate planning purposes, and to affiliated entities that are wholly-owned by the transferring shareholder. In each of these situations, the recipient of the shares must execute an agreement stating that the recipient is receiving and holding the shares subject to the provisions of the lock-up agreement. Shareholders subject to the lock-up agreement may also pledge the subject shares as collateral for debt.

As a result of the Merger, Swisher International became a wholly-owned subsidiary of Swisher Hygiene. Upon completion of the Merger and the Redomestication, Swisher Hygiene inherited the reporting issuer status of CoolBrands. Swisher Hygiene’s shares of common stock began trading on the TSX under the symbol “SWI” on November 4, 2010. As CoolBrands was a reporting issuer (or equivalent) in each of the provinces of Canada, Swisher Hygiene became a reporting issuer in each of the provinces in Canada. On November 9, 2010, we filed a Registration Statement on Form 10 (the “Form 10”) with the Securities Exchange Commission (the “SEC”).The Form 10 was deemed effective on January 10, 2011, and since that date, we have been a U.S. reporting company, subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations thereunder. On February 2, 2011, we began trading on The NASDAQ Stock Market LLC (“NASDAQ”) under the ticker symbol “SWSH.” Our common stock is currently listed on both the NASDAQ and TSX exchanges.

The following chart shows the corporate structure of Swisher Hygiene Inc. at March 28, 2011 and includes our key subsidiaries and percentage ownership, all of which are wholly owned.

Recent Developments

Choice Acquisition

On February 13, 2011, we entered into an Agreement and Plan of Merger (the “Choice Agreement”) by and among Swisher Hygiene, Swsh Merger Sub, Inc., a Florida corporation and wholly-owned subsidiary of Swisher Hygiene, Choice Environmental Services, Inc., a Florida corporation (“Choice”), and other parties, as set forth in the Choice Agreement. The Choice Agreement provided for the acquisition of Choice by Swisher Hygiene by way of merger.

In connection with the proposed merger with Choice, on February 23, 2011, we entered into an agency agreement, which the agents agreed to market, on a best efforts basis 12,262,500 subscription receipts (“Subscription Receipts”) at a price of $4.80 per Subscription Receipt for gross proceeds of up to $58,859,594. Each Subscription Receipt entitled the holder to acquire one share of our common stock, without payment of any additional consideration, upon completion of our acquisition of Choice.

On March 1, 2011, we closed the acquisition of Choice and issued approximately 8.3 million shares of our common stock to the former shareholders of Choice and assumed approximately $40.9 million in debt, which $39.2 million was paid down with proceeds from the private placement of the Subscription Receipts. In addition, certain shareholders of Choice received $5.7 million in cash and warrants to purchase an additional 0.9 million shares at an exercise price of $6.21.

On March 1, 2011, in connection with the closing of the acquisition of Choice, the 12,262,500 Subscription Receipts were exchanged for 12,262,500 shares of our common stock. We agreed to use commercially reasonable efforts to file a resale registration statement with the SEC relating to the shares of common stock underlying the Subscription Receipts. If the registration statement is not filed or declared effective within specified time periods, or if it ceases to be effective for periods of time exceeding certain grace periods, the initial subscribers of Subscription Receipts will be entitled to receive an additional 0.1 share of common stock for each share of common stock underlying Subscription Receipts held by any such initial subscriber at that time.

Choice has been in business since 2004 and serves more than 150,000 residential and 7,500 commercial customers in the Southern and Central Florida regions through its 320 employees and over 150 collection vehicles by offering a complete range of solid waste and recycling collection, transportation, processing and disposal services. Choice operates six hauling operations, three transfer and materials recovery facilities. Refer to Note 16 to the Notes to Consolidated Financial Statements for the preliminary purchase price allocation and supplemental pro forma financial information for 2010.

Private Placement

On March 22, 2011, we entered into a series of arm’s length securities purchase agreements to sell 12,000,000 shares of our common stock at a price of $5.00 per share, for aggregate proceeds of $60,000,000 to certain funds of a global financial institution (the “Private Placement”). We intend to use the proceeds from the Private Placement to further our organic and acquisition growth strategy, as well as for working capital purposes.

On March 23, 2011, we closed the Private Placement and issued 12,000,000 shares of our common stock. Pursuant to the securities purchase agreements, the shares of common stock issued in the Private Placement may not be transferred on or before June 24, 2011 without our consent. We agreed to use our commercially reasonable efforts to file a resale registration statement with the SEC relating to the shares of common stock sold in the Private Placement. If the registration statement is not filed or declared effective within specified time periods, the investors will be entitled to receive liquidated damages in cash equal to one percent of the original offering price for each share that at such time remains subject to resale restrictions.

Additional Acquisitions and Promissory Note Conversion

During 2011, in addition to the Choice acquisition, we acquired several smaller businesses. While the terms, price, and conditions of each of these acquisitions were negotiated individually, consideration to the sellers typically consists of a combination of cash, convertible promissory notes having an interest rate of 4% with maturities of up to 12 months, our common stock, and earn-out provisions. Aggregate consideration paid for the acquired businesses was approximately $15,700,000 consisting of $4,800,000 in cash and $7,125,000 in convertible promissory notes, a $275,000 promissory note, and 380,727 shares of our common stock, plus potential earn-outs of up to $1,190,000. In addition, in March 2011, we entered into an asset purchase agreement to purchase a solid waste services provider based in Miami, Florida for a total purchase price of approximately $10 million, consisting of $5,000,000 in cash and 909,090 shares of our common stock. This transaction is expected to close on April 1, 2011.

In addition during 2011, a $5,000,000, 6% convertible promissory note issued in November 2010 as part of the consideration paid for an acquisition was fully converted to 1,312,864 shares of our common stock.

New Credit Facility

On March 30, 2011, we entered into a $100 million senior secured revolving credit facility with Wells Fargo. Under the new credit facility, Swisher Hygiene has initial borrowing availability of $32.5 million, which we expect will increase to the fully committed $100 million upon delivery of our unaudited quarterly financial statements for the quarter ended March 31, 2011. Borrowings under the facility are secured by a first priority lien on substantially all our existing and hereafter acquired assets, including $25 million of cash on borrowings in excess of $75 million.

Interest on borrowings under the credit facility accrues at London Interbank Offered Rate (“LIBOR”) plus 2.5% to 4.0%, depending on the ratio of senior debt to Consolidated EBITDA (as such term is defined in the credit agreement), and interest is payable no more frequently than monthly on all outstanding borrowings. The credit facility matures on July 31, 2013.

Borrowings and availability under the credit facility are subject to compliance with financial covenants, including achieving specified Consolidated EBITDA targets and maintaining specified leverage and liquidity ratios. The credit facility also places restrictions on our ability to incur additional indebtedness, make certain acquisitions, create liens or other encumbrances, sell or otherwise dispose of assets, and merge or consolidate with other entities.

Our obligations under the credit facility are guaranteed by all our domestic subsidiaries and secured by all the assets and stock of our domestic subsidiaries and substantially all of the stock of our foreign subsidiaries. The new credit facility replaces our current aggregated $25 million credit facilities, which are discussed in Note 6 to the Notes to Consolidated Financial Statements.

Our Market

We compete in many markets, including institutional and industrial cleaning chemicals, foodservice chemicals, restroom hygiene and supply services, paper, and other facility products and services, including floor mats and other facility service rental items, as well as solid waste collection. In each of these markets, there are numerous participants ranging from large multi-national companies to local and regional competitors. The focus of our company-owned operations remains the U.S. and Canada; however, we may pursue new international opportunities in the future through additional licensing, joint ventures, or other forms of company expansion.

Based on our analysis of publicly available industry research and trade reports, as well as our competitors’ public filings, we estimate that the combined addressable market in the U.S. and Canada for the products and services we currently offer exceeds $92.8 billion, in aggregate, as the pie chart and corresponding table below highlights.

Current Addressable U.S. and Canadian Market(1) — $92.8 billion

(1)	We consider the “addressable” market as our estimate of the aggregate market potential of the products and services we currently offer and is not necessarily indicative of the actual market size today.

We believe our primary competitors in our legacy hygiene services, paper, and facilities service rental market are large facility service and uniform providers, as well as numerous small local and regional providers, many of whom may focus on one particular product offering, such as floor mat rentals. The paper distribution market for the customers we target not only has competition among the providers listed above, but also from the foodservice, broad-line and janitorial-sanitation distributors.

We believe the chemical, institutional, and industrial cleaning chemical market is addressed both by large manufacturers as well as a number of local and regional competitors. However, we believe that we are one of the only competitors to maintain the service employees necessary to effectively service national and regional restaurant and other multi-unit facilities.

We believe the solid waste industry is addressed by a few large, national publicly owned companies, as well as several regional publicly and privately owned solid waste companies, and a number of small privately owned companies. In any given market, competitors may have larger operations and greater resources than we have. The competition for collection accounts is primarily on the basis of price and the quality of services offered. From time to time, competitors may reduce the price of their services in an effort to expand market share or to win a competitively bid contracts. Reducing the price of our service to better compete in these markets may have an adverse impact on our future revenue and profitability.

Our Products and Services

We provide products and services to end-customers, through our company-owned locations, and to our franchisees and licensees. While we report sales to and royalty revenue from franchisees and licensees separately, we utilize the same administrative and management personnel to oversee the daily operations of our company-owned operations, franchisees, and licensees.

Chemical sales, which include our laundry, ware washing, and concentrated and ready-to-use chemical products and cleaners, and soap, accounted for 29.9%, 18.2% and 10.8% of consolidated revenue in 2010, 2009 and 2008, respectively. The sale of paper items, including hand towels and tissue paper accounted for 19.4%, 20.3% and 19.9%, of consolidated net sales in 2010, 2009 and 2008, respectively. The service component of our hygiene and facility service offering, which includes both the manual cleaning services as well as service delivery fees, represented 27.9%, 29.2% and 31.0% of consolidated revenue in 2010, 2009 and 2008, respectively. The rental and other component of our business consists of rental fees and ancillary other product sales and represented 9.9%, 9.6% and 9.8% of consolidated net sales in the 2010, 2009 and 2008, respectively. We anticipate that over time, our revenue from chemical sales will grow at a faster rate than any of our other product lines.

Hygiene and Facility Service

Our legacy business was restroom hygiene, offering a regularly scheduled service that typically included cleaning the bowls, urinals, and sinks in a restroom, the application of a germicide to such surfaces to inhibit bacteria growth, and the restocking of air-fresheners and soap dispensers, all for a fixed weekly fee. Additionally, we managed the customer’s restroom paper needs by providing and installing the tissue and hand towel dispensers, and selling and re-stocking the paper in such dispensers on an as-needed basis. This entire offering was intended to supplement the daily janitorial or custodial requirements of our customers and free customers from purchasing and securing an inventory of paper products.

From 2004 through 2009, we greatly modified and expanded our hygiene and facility service business by un-bundling, where appropriate, the air-freshener and soap sales from the overall service price in order to economically provide more hygienic and sanitary single use products. We also introduced a more complete line of specialized soaps as well as various grades of paper and associated dispensing options, including hands-free soap dispensers. Additionally, we introduced a number of new complementary products and solutions required by our customers both inside and outside of restrooms, including power washing of restrooms and other areas, and the rental and cleaning of floor mats, mops, and linens.

These products and services are delivered to customers by our employees in company vehicles. We utilize GPS technology to monitor various driving habits, mileage, and vehicle diagnostic information. In several markets, we operate our own laundry processing facilities to maintain and clean rental items such as floor mats, mops, and linens, while, in other markets where we offer dust control, we outsource the processing to third parties.

Chemicals

Since early 2009, we have placed particular emphasis on the development of our chemical offering, particularly as it relates to ware washing and laundry solutions. Ware washing products consist of cleaners and sanitizers for washing glassware, flatware, dishes, foodservice utensils, and kitchen equipment, while laundry products include detergents, stain removers, fabric conditioners, softeners, and bleaches in liquid, powder, and concentrated forms to clean items such as bed linen, clothing, and table linen. Our ware washing and laundry solutions are designed to address the needs of small and large customers alike, ranging from single store operators to multi-unit chains and large resorts. We often consult with customers that may have specialized needs or require custom programs to address different fabric or soil types. For ware washing customers, we sell, rent, lease, or make available, as well as install and service, dishwashing machines, pre-rinse units, chemical dispensing units, dish tables and racks, food handling and storage products, and parts. Customers using our laundry services are offered various dispensing systems. We enter into service agreements with customers using our chemical services to which we rent or lease equipment pursuant to which we provide 24 hour, seven days-a-week customer service, and perform regularly scheduled preventative maintenance. Typically, these agreements require customers to purchase from us all of the products used in the rented equipment. The chemicals themselves may be delivered to the customer by a Swisher technician or one of our distributor partners; however, the service and maintenance is provided by a Swisher technician. We also provide a full line of concentrated and ready-to-use chemicals and cleaning products. This product line includes general purpose cleaners, disinfectants, detergents, oven and grill cleaners, general surface degreasers, floor cleaners, and specialty cleaning products, which when in concentrated form, benefit from the use of a dilution system to ensure the proper mix of chemicals for safe and effective use.

Waste Collection

Our most recent strategic initiative is the entry into the sanitation market place with our March 2011 acquisition of Choice, a solid waste collection business, discussed in more detail in the Recent Developments section of this annual report.

Solid waste collection involves picking up and transporting waste and recyclable materials from where they were generated to a transfer station, material recovery facility or disposal site. We generally provide collection services under one of two types of arrangements:

•	For commercial and industrial collection services, typically we operate under a fixed period service agreement. The fees under the agreements are influenced by factors such as collection frequency, type of collection equipment we furnish, type and volume or weight of the waste collected, distance to the disposal facility, labor costs, cost of disposal and general market factors. As part of the service, we provide steel containers to most customers to store their solid waste between pick-up dates. Containers vary in size and type according to the needs of our customers and the restrictions of their communities. Many are designed to be lifted mechanically and either emptied into a truck’s compaction hopper or directly into a disposal site.

•	For residential collection services, we have a contract with, or a franchise granted by, a municipality, homeowners’ association or some other regional authority that gives us the exclusive right to service all or a portion of the homes in an area. These contracts or franchises are typically for periods of 3 years to 8 years and generally include an option to renew. We also provide services under individual monthly subscriptions directly to households. The fees for residential collection are either paid by the municipality or authority from their tax revenue or service charges, or are paid directly by the residents receiving the service.

The addition of this service expands our ability to offer our customer the broadest portfolio of hygiene and sanitation related company-owned operations products and services. On a pro forma basis, as presented in Note 16 of the Notes to Consolidated Financial Statements, solid waste collections accounts for in excess of 40% of our 2010 pro forma revenue.

Franchise Operations

As of March 28, 2011, we had 6 franchises located throughout the U.S. and Canada as well as 10 master licensees operating in the U.K., Ireland, Portugal, the Netherlands, Singapore, the Philippines, Taiwan, Korea, Hong Kong/Macau/China, and Mexico.

We collect royalty, marketing, and/or business service fees from our franchisees and licensees in exchange for maintaining and promoting the Swisher marks, continuing to develop the Swisher offering, managing vendors and sourcing new products, marketing and selling Swisher services to prospective customers that may have locations in franchise territories, and providing various ancillary services, including billing and collections on their behalf. Franchisees are obligated to buy most of the products used in their business from us. Further discussion of revenue received from our franchisees and licensees, including royalties, revenue from product sales, and business service fees, is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this annual report.

Sales and Distribution

We market and sell our products and services primarily through: (i) our field sales group, including the service technicians, which pursues new customers and offers existing customers who typically operate single or several smaller locations additional products and service; (ii) our corporate account sales team, which focuses on larger regional or national customers in the markets previously identified; (iii) independent third-party distributor partners; and (iv) our franchise agreements with municipalities.

Selling to a new corporate account is an involved and lengthy process that includes either displacing an existing supplier of the products and services or working with the customer to centralize and consolidate disparate purchasing decisions. These prospective customers often go through a vendor qualification process that may involve multiple criteria, and we often work with them in various test locations to validate both product efficacy and our ability to deliver the services on a national level. Additionally, large corporate accounts may operate via a franchise network of their own; the selection process with such corporate accounts may only result in a vendor qualification allowing us the right to sell our products and services to their franchisees. We believe that as we continue to grow, the time to close such sales or qualify as a provider to franchisees of corporate account prospects will shorten. To date, we have been in vendor qualification processes with larger accounts that have ranged from less than three months to over 12 months. Contract terms on corporate account customers typically range from three to five years and we generally provide all services to these accounts, although our larger corporate accounts may request that we deliver the consumable products through specific distribution partners with whom they coordinate the delivery and procurement of other products.

We believe expanding our distributor program provides additional opportunities for organic growth. Sales to and through distributors are targeted toward regional and local foodservice and other distributors that are seeking not only to increase the revenue and margin they can drive by increasing the number of products they deliver to each customer, but also to provide such distributors a “hook” into customers that reduces their customer attrition. Foodservice distribution is a highly competitive business operating on low margins and with minimal switching costs for their customers, who generally only purchase commodities and widely manufactured consumables. We work with distributors as their chemical supplier, dispensing product, and dish machine provider, including the service arm required for such equipment. As such, the distributor can typically earn a higher profit margin on the chemicals it sells to end customers as compared to its food items. Moreover, a distributor partner is then able to market to its end customers the “service” required to maintain their dish machines and chemical dispensing equipment. This service is provided by Swisher and documented under a separate contract between Swisher and the end customer. In effect, by Swisher partnering to be the service arm for the distributor, we help to generate demand for our rental equipment and our consumable products, while providing the distributor a competitive advantage. We contract with distributors on an exclusive or non-exclusive basis, depending on the markets they serve and the size of their customer base.

With the exception of product sales delivered via distributors, and select remote markets in the northern plains states, including North and South Dakota, and Montana, the majority of our services and products in the U.S. are delivered through delivery vehicles operated by company-owned branches and franchisees. Our field-based sales force focuses its efforts on increasing route density and lowering the average time and distance traveled between stops, thereby reducing the average cost per delivery and optimizing fixed cost absorption.

Customer Dependence

Our business is not materially dependent upon a single customer, and no one customer accounts for 10% or more of our consolidated revenue. Our customer base ranges from large multi-national companies to entrepreneurs who operate a single location. We believe more than 50% of our revenue is attributable to customers we consider as foodservice and hospitality related customers, including quick-service and full-service restaurants.

Sources and Availability of Raw Materials

We currently conduct limited manufacturing operations and primarily purchase the products we sell from third-party manufacturers and suppliers with whom we believe we have good relations. Most of the items we sell are readily available from multiple suppliers in the quantities and quality acceptable to both us and our customers. We do not have any minimum annual or other periodic purchase requirements with any vendors for any of the finished products we use or sell. We are not currently party to any agreement, including with our chemical manufacturer, where we bear the commodity risk of the raw materials used in manufacturing; however, nothing prevents (i) the vendor from attempting to pass through the incremental costs of raw materials or (ii) us from considering alternative suppliers or vendors. We believe the raw materials used by the manufacturers of the products we currently sell, including petroleum-based surfactants, detergents, solvents, chlorine, caustic soda, and paper, are readily available; however, pricing pressure or temporary shortages may from time to time arise, resulting in increased costs and, we believe, under extreme conditions only, a loss in revenue from our inability to sell certain products.

We purchased 76.7% and 43.4% of the chemicals required for company-owned operations in 2010 and 2009, respectively, from one supplier that operates from a single manufacturing location. We have contingency plans to outsource production to other parties in the event that we need to, which we believe could mitigate any disruptions in the supply of chemicals from this supplier.

Patents and Trademarks

We maintain a number of trademarks in the U.S., Canada and in certain other countries. We believe that many of these trademarks, including “Swisher,” the “Swisher” design, the “Swisher Hygiene” design, and the “S” design are important to our business. Our trademark registrations in the U.S. are renewable for ten-year successive terms and maintenance filings must be made as follows:

(i) for “Swisher” by January 2014, (ii) for the “Swisher” design by January 2013, (iii) for “the Swisher Hygiene” design by April 2015, and (iv) for the “S” design by February 2012. In Canada, we have agreed not to: (i) use the word SWISHER in association with any wares/services relating to or used in association with residential maid services other than as depicted in our trademark application and (ii) use the word SWISHER with our “S” design mark or by itself as a trade mark at any time in association with wares/services relating to or used in association with cleaning and sanitation of restrooms in commercial buildings. Thus, our franchisees operate as SaniService® in Canada. We own, have registered, or have applied to register the Swisher trademark in every other country in which our franchisees or licensees operate.

While most of the chemical products we sell have Swisher-branded labeling and product names, we do not currently own or have exclusive rights to their formulae. We believe the chemical manufacturing industry has a sufficient number of both contract and tolling manufacturers, many of whom have their own formulas or chemists on staff, to provide us sufficient access to products to support our business.

Seasonality

In the aggregate, our business is typically not seasonal in nature, with revenue occurring relatively evenly throughout the year. However, our operating results may fluctuate from quarter to quarter or year to year due to factors beyond our control, including unusual weather patterns or other events that negatively impact the foodservice and hospitality industries. The majority of our customers are in the restaurant or hospitality industries, and the revenue we earn from these customers is directly related to the number of patrons they service. As such, events adversely affecting the business of the customer may have an adverse impact on our business.

Regulatory and Environmental

We are subject to numerous U.S. federal, state, local, and foreign laws that regulate the manufacture, storage, distribution, transportation, and labeling of many of our products, including all of our disinfecting, sanitizing, and antimicrobial products. Operating and other permits, licenses and other approvals generally are required for transfer stations, certain solid waste collection vehicles, fuel storage tanks and other facilities such as production and warehouse facilities, and operations. In the event of a violation of these laws, we may be liable for damages and the costs of remedial actions, and may also be subject to revocation, non-renewal, or modification of our operating and discharge permits and revocation of product registrations. Federal, state and local laws and regulations vary, but generally govern wastewater or storm water discharges, air emissions, the handling, transportation, treatment, storage and disposal of hazardous and non-hazardous waste, and the remediation of contamination associated with the release or threatened release of hazardous substances. These laws and regulations provide governmental authorities with strict powers of enforcement, which include the ability to revoke or decline to renew any of our operating permits, obtain injunctions, or impose fines or penalties in the event of violations, including criminal penalties. The U.S. Environmental Protection Agency (“EPA”) and various other federal, state and local authorities administer these regulations.

We strive to conduct our operations in compliance with applicable laws, regulations and permits. However, we cannot assure you that citations and notices will not be issued in the future despite our regulatory compliance efforts.While we have not yet been subject to any such action, any revocation, non-renewal, or modification that may require us to cease or limit the sale of products from one or more of our facilities and may have a material adverse effect on our business, financial condition, results of operations, and cash flows. The environmental regulatory matters most significant to us are discussed below.

Product Registration and Compliance

Various U.S. federal, state, local, and foreign laws and regulations govern some of our products and require us to register our products and to comply with specified requirements. In the U.S., we must register our sanitizing and disinfecting products with the EPA. When we register these products, or our registered supplier if we are subregistering, we must also submit to the EPA information regarding the chemistry, toxicology, and antimicrobial efficacy for the agency’s review. Data must be identical to the claims stated on the product label. In addition, each state where these products are sold requires registration and payment of a fee.

Numerous U.S. federal, state, local, and foreign laws and regulations relate to the sale of products containing ingredients such as phosphorous, volatile organic compounds, or other ingredients that may impact human health and the environment. Specifically, the State of California has enacted Proposition 65, which requires us to disclose specified ingredient chemicals on the labels of our products. To date, compliance with these laws and regulations has not had a material adverse effect on our business, financial condition, results of operations, or cash flows.

Federal Regulation

The following summarizes the primary federal environmental and occupational health and safety-related statutes that affect our facilities and operations:

•	The Solid Waste Disposal Act, including the Resource Conservation and Recovery Act (“RCRA”). RCRA establishes a framework for regulating the handling, transportation, treatment, storage and disposal of hazardous and non-hazardous solid waste, and requires states to develop programs to ensure the safe disposal of solid waste in sanitary landfills.

Subtitle D of RCRA establishes a framework for regulating the disposal of municipal solid waste. Regulations under Subtitle D currently include minimum comprehensive solid waste management criteria and guidelines. Our failure to comply with the implementation of federal environmental requirements by state and local authorities at any of our locations may lead to temporary or permanent loss of an operating permit, which would result in costs in connection with securing new permits and reduced revenue from lost operational time.

•	The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”). CERCLA, among other things, provides for the cleanup of sites from which there is a release or threatened release of a hazardous substance into the environment. CERCLA may impose strict joint and several liability for the costs of cleanup and for damages to natural resources upon current owners and operators of a site, parties who were owners or operators of a site at the time the hazardous substances were disposed of, parties who transported the hazardous substances to a site, and parties who arranged for the disposal of the hazardous substances at a site. Under the authority of CERCLA and its implementing regulations, detailed requirements apply to the manner and degree of investigation and remediation of facilities and sites where hazardous substances have been or are threatened to be released into the environment. Liability under CERCLA is not dependent on the existence or disposal of only “hazardous wastes,” but also can be based upon the existence of small quantities of more than 700 “substances,” characterized by the EPA as “hazardous” many of which are found in common household waste.

Among other things, CERCLA authorizes the federal government to investigate and remediate sites at which hazardous substances have been or are threatened to be released into the environment or to order persons potentially liable for the cleanup of the hazardous substances to do so themselves. In addition, the EPA has established a National Priorities List of sites at which hazardous substances have been or are threatened to be released and which require investigation or cleanup.

CERCLA liability is strict liability. It can be founded upon the release or threatened release, even as a result of unintentional, non-negligent or lawful action, of hazardous substances, including very small quantities of such substances. Thus, even if we have never knowingly transported or received hazardous waste, it is likely that hazardous substances have been deposited or “released” at landfills or other facilities owned by third parties to which we have transported waste. Therefore, we could be liable under CERCLA for the cost of cleaning up such hazardous substances at such sites and for damages to natural resources. The costs of a CERCLA cleanup can be very expensive and can include the costs of disposing remediation wastes at appropriately-licensed facilities. Given the difficulty of obtaining insurance for environmental impairment liability, such liability could have a material impact on our business, financial condition, results of operations and cash flows.

•	The Federal Water Pollution Control Act of 1972 (the “Clean Water Act”). This act regulates the discharge of pollutants from a variety of sources, including solid waste disposal sites, into streams, rivers and other waters of the United States. Runoff from our transfer stations that is discharged into surface waters through discrete conveyances must be covered by discharge permits that generally require us to conduct sampling and monitoring, and, under certain circumstances, to reduce the quantity of pollutants in those discharges. Storm water discharge regulations under the Clean Water Act require a permit for certain construction activities and for runoff from industrial operations and facilities, which may affect our operations. If a transfer station discharges wastewater through a sewage system to a publicly owned treatment works, the facility must comply with discharge limits imposed by that treatment works.

•	The Clean Air Act. The Clean Air Act imposes limitations on emissions from various sources, including our vehicle fleet.

•	Occupational Safety and Health Act. The Occupational Safety and Health Act of 1970, as amended (“OSHA”), establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by

OSHA, and various record keeping, disclosure, and procedural requirements. Various OSHA standards may apply to our operations.

State and Local Regulation

Each state in which we operate has its own laws and regulations governing solid waste disposal, water and air pollution, and, in most cases, releases and cleanup of hazardous substances and liabilities for such matters. States also have adopted regulations governing the design, operation, maintenance and closure of transfer stations. Some counties, municipalities and other local governments have adopted similar laws and regulations. Our facilities and operations are likely to be subject to these types of requirements. In addition, our operations may be affected by the trend toward requiring the development of solid waste reduction and recycling programs. For example, several states have enacted laws that require counties or municipalities to adopt comprehensive plans to reduce, through solid waste planning, composting, recycling or other programs, the volume of solid waste deposited in landfills. Additionally, laws and regulations restricting the disposal of certain waste in solid waste landfills, including yard waste, newspapers, beverage containers, unshredded tires, lead-acid batteries, electronic wastes and household appliances, have been promulgated in several states and are being considered in others. Legislative and regulatory measures to mandate or encourage waste reduction at the source and waste recycling also have been or are under consideration by the U.S. Congress and the EPA.

Other Regulations

Many of our facilities own and operate aboveground storage tanks that are generally used to store petroleum-based products. These tanks are generally subject to federal, state and local laws and regulations that mandate their permitting, containment, closure and removal. In the event of leaks or releases from these tanks, these regulations require that polluted groundwater and soils be remediated. We believe that all of our storage tanks meet all applicable regulations.

With regard to our solid waste transportation operations, we are subject to the jurisdiction of the Surface Transportation Board and are regulated by the Federal Highway Administration, Office of Motor Carriers, and by regulatory agencies in states that regulate such matters. Various state and local government authorities have enacted or promulgated, or are considering enacting or promulgating, laws and regulations that would restrict the transportation of solid waste across state, county, or other jurisdiction lines. In 1978, the U.S. Supreme Court ruled that a law that restricts the importation of out-of-state solid waste is unconstitutional; however, states have attempted to distinguish proposed laws from those involved in and implicated by that ruling. In 1994, the Supreme Court ruled that a flow control law, which attempted to restrict solid waste from leaving its place of generation, imposes an impermissible burden upon interstate commerce, and, therefore, is unconstitutional. In 2007, the Supreme Court upheld the right of a local government to direct the flow of solid waste to a publicly owned and publicly operated waste facility. A number of county and other local jurisdictions have enacted ordinances or other regulations restricting the free movement of solid waste across jurisdictional boundaries. Other governments may enact similar regulations in the future. These regulations may, in some cases, cause a decline in volumes of waste delivered to our transfer stations and may increase our costs of disposal, thereby adversely affecting our operations.

Employees

As of March 28, 2011, we had 1,077 employees, which includes 311 employees associated with our acquisition of Choice. We are not a party to any collective bargaining agreement and have never experienced a work stoppage. We consider our employee relations to be good.

Executive Officers of the Registrant

Our executive officers and additional information concerning them are as follows:

Name	Position	Age

Steven R. Berrard	Director, President and Chief Executive Officer	56
Thomas Aucamp	Executive Vice President and Secretary	44
Thomas Byrne	Executive Vice President	48
Hugh H. Cooper	Chief Financial Officer and Treasurer	61

Steven R. Berrard

Director, President and Chief Executive Officer

Mr. Berrard has served as Chief Executive Officer and a director of Swisher International, which we acquired in the Merger, since 2004. Mr. Berrard is currently a director and Audit and Compensation Committee member of Walter Investment Management Corp., and director of Pivotal Fitness. Mr. Berrard served as the Managing Partner of private equity fund New River Capital Partners, which he co-founded in 1997, from 1997 to 2011. Throughout most of the 1980’s, Mr. Berrard served as President of Huizenga Holdings, Inc. as well as in various positions with subsidiaries of Huizenga Holdings. He has served as Chief Executive Officer of Blockbuster Entertainment Group (a division of Viacom, Inc.), Chief Executive Officer and Chairman of Jamba, Inc. (parent company of Jamba Juice Company), and co-founded and served as co-Chief Executive Officer of retail automotive industry leader AutoNation, Inc. Mr. Berrard has served as a director of numerous public and private companies including Viacom, Inc., AutoNation, Inc., Boca Resorts, Inc., Birmingham Steel Inc., Blockbuster Entertainment Group, Republic Industries Inc. and HealthSouth Corp.

Mr. Berrard is an experienced executive officer and director of public companies with relevant industry knowledge and skills necessary to serve as a director. Mr. Berrard developed the relevant industry experience and expertise while serving as the Chief Executive Officer and director of the company over the last six years. He combines this experience and expertise with experience as a public company director through his board memberships at Jamba, Inc., Walter Investment Management Corp., HealthSouth Corp., Birmingham Steel Inc., Boca Resorts, Inc. and Viacom, Inc. Mr. Berrard also has experience and knowledge leading public companies from the early stages of development to the position of an industry leader based on his work with AutoNation, Inc., Republic Industries Inc. and Blockbuster Entertainment Group.

Thomas Aucamp

Executive Vice President and Secretary

Mr. Aucamp has served as Executive Vice President of Swisher International since 2006. He brings public equity, business development and management experience to Swisher. Mr. Aucamp is also a Partner of New River Capital Partners, a private equity fund, which he co-founded in 1997. Mr. Aucamp was a founder, Vice President, and on the board of directors of Services Acquisition Corp. International from its initial public offering in 2005 through its merger with Jamba Juice, Inc. in 2006. Previously, Mr. Aucamp was Vice President of Corporate Development and Strategic Planning for Blockbuster Entertainment Group and prior to joining Blockbuster in 1995, he was in the mergers and acquisitions department of W.R. Grace & Co., Inc.

Thomas Byrne

Executive Vice President

Mr. Byrne has served as Executive Vice President of Swisher International since 2004 and Director of Swisher International from 2004 until the Merger. He has served as a director of numerous public and private companies and brings experience in public equity investment and accounting to Swisher. Mr. Byrne is a director of Certilearn, Inc., ITC Learning, Pivotal Fitness and the Private Equity Committee of the University of Florida Foundation, and has also served as a director of Jamba, Inc. Previously, Mr. Byrne was

Administrative Partner of New River Capital Partners, a private equity fund, which he co-founded in 1997, Vice Chairman of Blockbuster Entertainment Group (a division of Viacom, Inc.) and was also President of the Viacom Retail Group. Additionally, from 1984 to 1988 Mr. Byrne was employed by KPMG Peat Marwick.

Hugh H. Cooper

Chief Financial Officer and Treasurer

Mr. Cooper has served as Chief Financial Officer and Treasurer of Swisher International since 2005. Prior to joining Swisher, Mr. Cooper co-founded CoreVision Strategies, an enterprise that works with companies to create and implement successful financial and management strategies. Mr. Cooper has over 33 years of diverse general management, operations and accounting experience in a variety of industries. During the saving and loan crisis, from 1983 to 1987, Mr. Cooper provided nationwide management and consulting services to the Resolution Trust Corporation, assisting regulators with the management and disposition of several financial institutions. Mr. Cooper was employed by Deloitte LLP, then Haskins and Sells. Mr. Cooper has a B.S. in Accounting from Florida Atlantic University.

Item 1A.	Risk Factors.

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this annual report, as well as other written or oral statements made from time to time by us or by our authorized officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should note that forward-looking statements in this document speak only as of the date of this annual report and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include the following:

We have a history of significant operating losses and as such our future revenue and operating profitability are uncertain.

Our future revenue and operating profitability are difficult to predict and are uncertain. We recorded an operating loss of $15.1 million for the year ended December 31, 2010 and have accumulated operating losses of $64.6 million since January 1, 2005. In addition, we recorded operating losses of approximately $6.8 million and $10.4 million for the years ended December 31, 2009 and 2008, respectively. We may continue to incur operating losses for the foreseeable future, and such losses may be substantial. We will need to increase revenue in order to generate sustainable operating profit. Given our history of operating losses, we cannot assure you that we will be able to achieve or maintain operating profitability on an annual or quarterly basis or at all.

We may be harmed if we do not penetrate markets and grow our current business operations.

If we fail to further penetrate our core and existing geographic markets, or to successfully expand our business into new markets or through the right sales channels, the growth in sales of our products and services, along with our operating results, could be materially adversely impacted. One of our key business strategies is to grow our business through acquisitions. Acquisitions involve many different risks, including (1) the ability to finance acquisitions, either with cash, debt, or equity issuances; (2) the ability to integrate acquisitions; (3) the ability to realize anticipated benefits of the acquisitions; (4) the potential to incur unexpected costs, expenses, or liabilities; and (5) the diversion of management attention and company resources. Many of our competitors may also compete with us for acquisition candidates, which can increase the price of acquisitions and reduce the number of available acquisition candidates. We cannot assure you that efforts to increase market penetration in our core markets and existing geographic markets will be successful. Further, we cannot ensure that we will be able to acquire businesses at the same rate that we have in the past. Failure to do so could have a material adverse effect on our business, financial condition and results of operations.

We may require additional capital in the future and no assurance can be given that such capital will be available on terms acceptable to us, or at all.

We will require substantial capital or available debt or equity financing to execute on acquisition and expansion opportunities that may come available. We cannot assure you that we will be able to obtain additional financial resources on terms acceptable to us, or at all. Failure to obtain such financial resources could adversely affect our plans for growth, or result in our being unable to satisfy financial or other obligations as they come due, either of which could have a material adverse effect on our business and financial condition.

Although the current credit environment has not had a significant adverse impact on our liquidity or cost of borrowing, the availability of funds has tightened and credit spreads on corporate debt have increased. Therefore, obtaining additional or replacement financing may be more difficult and the cost of issuing new debt or replacing a credit facility will likely be at a higher cost than under our current credit facilities. In addition, the current credit and capital markets could adversely impact the liquidity or financial conditions of suppliers or customers, which could, in turn, impact our business or financial results.

Until we completed the Merger, a significant amount of our cash requirements were met through loans or advances from the former Swisher International stockholders; however, none of these former stockholders have agreed to provide the company additional loans, advances, or guarantees in the future.

We have completed a new $100 million senior secured credit facility. Borrowings under the new credit facility are capped at $32.5 million until delivery of our unaudited March 31, 2011 financial statements. Borrowings and availability under the credit facility are subject to compliance with financial covenants, including achieving specified Consolidated EBITDA targets and maintaining specified leverage and liquidity ratios. The credit facility also places restrictions on our ability to incur additional indebtedness, make certain acquisitions, create liens or other encumbrances, sell or otherwise dispose of assets, and merge or consolidate with other entities. Failure to achieve or maintain the financial covenants in the new credit facility or failure to comply with one or more of the operational covenants could adversely affect our ability to borrow monies and could result in a default under the new credit facility. We cannot assure you that we will achieve or maintain compliance with the financial and operational covenants in the credit facility. Further, we cannot assure you that sufficient financing will be available in the future on a timely basis, on terms that are acceptable to us or at all. In the event that financing is not available or is not available in the amounts or on terms acceptable to us, the implementation of our acquisition strategy could be impeded, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Failure to attract, train, and retain personnel to manage our growth could adversely impact our operating results.

Our strategy to grow our operations may place a greater strain on our managerial, financial and human resources than that experienced by our larger competitors, as they have a larger employee base and administrative support group. As we grow we will need to:

•	build and train sales and marketing staff to create an expanding presence in the evolving marketplace for our products and services, and to keep staff informed regarding the features, issues and key selling points of our products and services;

•	attract and retain qualified personnel in order to continue to develop reliable and saleable products and services that respond to evolving customer needs; and

•	focus personnel on expanding our internal management, financial and product controls significantly, so that we can maintain control over our operations and provide support to other functional areas within our business as the number of personnel and the size of our operations increases.

Competition for such personnel can be intense, and we cannot assure you that we will be able to attract or retain highly qualified marketing, sales and managerial personnel in the future. Our inability to attract and retain the necessary management, technical, sales and marketing personnel may adversely affect our future growth and profitability. It may be necessary for us to increase the level of compensation paid to existing or new employees to a degree that our operating expenses could be materially increased, which could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to properly integrate the operations of acquired businesses and achieve anticipated benefits of cost savings or revenue enhancements.

Our business strategy includes growing our business through acquisitions. The success of any business combination depends on management’s ability following the transaction to consolidate operations and integrate departments, systems and procedures, and thereby create business efficiencies, economies of scale, and related cost savings. In addition, the acquired customer base must be integrated into the existing service route structure to improve absorption of fixed costs and create operational efficiencies. The retention and integration of the acquired customer base will be a key factor in realizing the revenue enhancements that should accompany each acquired business. We cannot assure you that future results will improve as a result of cost savings and efficiencies or revenue enhancements from any future acquisitions or proposed acquisitions, and we cannot predict the timing or extent to which cost savings and efficiencies or revenue enhancements will be achieved, if at all. For these reasons, if we are not successful in timely and cost-effectively integrating future acquisitions and realizing the benefits of such acquisitions, it could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may incur unexpected costs, expenses, or liabilities relating to undisclosed liabilities of our acquired businesses.

In the course of performing due diligence investigations on the companies or businesses we may seek to acquire, we may fail or be unable to discover liabilities of the acquisition candidate that have not otherwise been disclosed. These may include liabilities arising from non-compliance with federal, state or local environmental laws by prior owners, pending or threatened litigation, and undisclosed contractual obligations, for each of which we, as a successor owner, may be responsible. Although we will generally seek to minimize exposure to such liabilities by obtaining indemnification from the sellers of the acquired companies, we cannot assure you that such indemnifications, even if obtainable, will be enforceable, collectible, or sufficient in amount, scope, or duration to fully offset the potential liabilities arising from the acquisitions.

We may recognize impairment charges which could adversely affect our results of operations and financial condition.

We assess our goodwill and other intangible assets and long-lived assets for impairment when required by generally accepted accounting principles in the United States of America (“GAAP”). These accounting principles require that we record an impairment charge if circumstances indicate that the asset carrying values exceed their fair values. Our assessment of goodwill, other intangible assets, or long-lived assets could indicate that an impairment of the carrying value of such assets may have occurred that could result in a material, non-cash write-down of such assets, which could have a material adverse effect on our results of operations.

Goodwill resulting from acquisitions may adversely affect our results of operations.

Goodwill and other intangible assets are expected to increase principally as a result of future acquisitions, and potential impairment of goodwill and amortization of other intangible assets could adversely affect our financial condition and results of operations. We consider various factors in determining the purchase prices of acquired businesses, and it is not anticipated that any material portion of the goodwill related to any of these acquisitions will become impaired or that other intangible assets will be required to be amortized over a period shorter than their expected useful lives. However, future earnings could be materially adversely affected if management later determines either that the remaining balance of goodwill is impaired or that shorter amortization periods for other intangible assets are required.

Future issuances of shares of our common stock in connection with acquisitions could have a dilutive effect on your investment.

Subsequent to December 31, 2010 and through March 28, 2011, we have issued 34,440,366 shares of our common stock and we will continue to issue additional shares of our common stock in connection with future acquisitions or for other business purposes, or under the Swisher Hygiene Inc. 2010 Stock Incentive Plan (the “Plan”). Future acquisitions may involve the issuance of our common stock as payment, in part or in full, for the businesses or assets acquired. The benefits derived by us from an acquisition might not exceed the dilutive effect of the acquisition. Pursuant to the Plan, our board of directors may grant stock options, restricted stock units, or other equity awards to our directors and employees. When these awards vest or are exercised, the issuance of shares of our common stock underlying these awards may have a dilutive effect on our common stock. The Plan and the grants thereunder are subject to stockholder and TSX approval.

Future sales of Swisher Hygiene shares by our stockholders could affect the market price of our shares.

We issued an aggregate of 57,789,630 shares of Swisher Hygiene common stock in the Merger and an additional 37,821,570 shares or shares underlying convertible notes since the Merger in connection with acquisitions and in private placement transactions. All of these shares are subject to registration rights, and we intend to file registration statements to register these shares for resale as soon as practicable after we file this Annual Report on Form 10-K. Once the registration statements are effective, any sales of the shares in the open market pursuant to the registration statements could cause the price of our shares to decline.

Of the Swisher Hygiene shares issued in the Merger, 55,789,632 shares issued to the former Swisher International shareholders, including shares held by H. Wayne Huizenga and Steven R. Berrard, are subject to lock-up agreements. Pursuant to the lock-up agreements, the locked-up stockholders may not, subject to certain exceptions, offer, sell, contract to sell or enter into any other agreement to transfer the economic consequences of any Swisher Hygiene shares for a period ending the earlier of (i) the date of the public release of Swisher Hygiene’s earnings for the year ended December 31, 2011 and (ii) March 31, 2012. In addition, an aggregate of 32,908,424 shares issued in connection with the acquisition of Choice and in the Private Placement are subject to lock-up agreements that expire June 24, 2011. After these lock-up agreements terminate, the market price of Swisher Hygiene shares could decline as a result of sales by these stockholders, or the perception that such sales could occur. These sales, or the perception that such sales could occur, might also make it more difficult for Swisher Hygiene to sell equity securities at a time and price that is deemed appropriate.

In addition, Swisher Hygiene may issue additional shares of common stock as part of the purchase price of future acquisitions or in connection with future financings. Any actual sales, or any perception that sales of a substantial number of shares may occur, could adversely affect the market price of Swisher Hygiene common stock.

Our business and growth strategy depends in large part on the success of our franchisees and international licensees, and our brand reputation may be harmed by actions out of our control that are taken by franchisees and international licensees.

A portion of our earnings are expected to come from royalties and other amounts paid to us by our franchisees and international licensees. Franchisees and licensees are independent operators and have a significant amount of flexibility in running their operations, and their employees are not our employees. We provide training and support to, and monitor the operations of, franchisees, but the quality of their operations may be diminished by any number of factors beyond our control. Despite the operating obligations the franchisees and licensees are subject to pursuant to our operations manual or the franchise or licensee agreements, franchisees may not successfully operate their business in a manner consistent with our standards and requirements and may not hire and train qualified managers and other personnel. While we may ultimately take action to terminate franchisees and licensees that do not comply with the standards contained in the franchise or licensee agreements and our operations manual, we may not be able to identify problems and take action quickly enough and, as a result, our image and reputation may suffer, potentially causing revenue to decline. Any operational shortcoming of a franchisee is likely to be attributed by the public to our entire system, thus damaging our brand reputation and potentially affecting revenue and operating results. Furthermore, if a significant number of the franchisees were to become insolvent or otherwise were unwilling or unable to pay for products and supplies purchased from us or pay royalties, rent or other fees, we would experience a decrease in our revenue, which could have a material adverse effect on our business, financial condition and results of operations.

Failure to retain our current customers and renew existing customer contracts could adversely affect our business.

Our success depends in part on our ability to retain current customers and renew existing customer service agreements. Our ability to retain current customers depends on a variety of factors, including the quality, price, and responsiveness of the services we offer, as well as our ability to market these services effectively and differentiate our offerings from those of our competitors. We cannot assure you that we will be able to renew existing customer contracts at the same or higher rates or that our current customers will not turn to competitors, cease operations, elect to bring the services we provide in-house, or terminate existing service agreements. The failure to renew existing service agreements or the loss of a significant number of existing service agreements would have a material adverse effect on our business, financial condition, and results of operations.

The pricing, terms, and length of customer service agreements may constrain our ability to recover costs and to make a profit on our contracts.

The amount of risk we bear and our profit potential will vary depending on the type of service agreements under which products and services are provided. We may be unable to fully recover costs on service agreements that limit our ability to increase prices, particularly on multi-year service agreements. In addition, we may provide services under multi-year service agreements that guarantee maximum costs for the customer based on a specific criteria, for example, cost per diner, or cost per passenger day, putting us at risk if we do not effectively manage customer consumption. Our ability to manage our business under the constraints of these service agreements may have a material adverse effect on our business, financial condition, and results of operations.

Changes in economic conditions that impact the industries in which our end-users primarily operate in could adversely affect our business.

During the last few years, conditions throughout the U.S. and worldwide have been extremely weak and those conditions may not improve in the foreseeable future. As a result, our customers or vendors may have financial challenges, unrelated to us that could impact their ability to continue doing business with us. Economic downturns, and in particular downturns in the foodservice, hospitality, travel, and food processing industries, can adversely impact our end-users, who are sensitive to changes in travel and dining activities. The recent decline in economic activity is adversely affecting these markets. During such downturns, these end-users typically reduce their volume of purchases of cleaning and sanitizing products, which may have an adverse impact on our business. We cannot assure you that current or future economic conditions, and the impact of those conditions on our customer base, will not have a material adverse effect on our business, financial condition and results of operations.

Our solid waste collection operations are geographically concentrated and are therefore subject to regional economic downturns and other regional factors.

Our solid waste collection operations and customers are located in Florida. Therefore, our business, financial condition and results of operations are susceptible to regional economic downturns and other regional factors, including state regulations and budget constraints and severe weather conditions. In addition, as we seek to expand in our existing markets, opportunities for growth within this region will become more limited and the geographic concentration of our business will increase.

If we are required to change the pricing models for our products or services to compete successfully, our margins and operating results may be adversely affected.

The cleaning and maintenance solutions and the solid waste services industries are highly competitive. We compete with national, regional, and local providers, many of whom have greater financial and marketing resources than us, in the same markets primarily on the basis of brand name recognition, price, product quality, and customer service. To remain competitive in these markets, we may be required to reduce our prices for products and services. If our competitors offer discounts on certain products or services in an effort to recapture or gain market share, we may be required to lower prices or offer other favorable terms to compete successfully. Any such change would likely reduce margins and could adversely affect operating results. Some of our competitors may bundle products and services that compete with our products and services for promotional purposes as a long-term pricing strategy or may provide guarantees of prices and product implementations. Also, competitors may develop new or enhanced products and services more successfully and sell existing or new products and services better than we do. In addition, new competitors may emerge. These practices could, over time, limit the prices that we can charge for our products and services. If we cannot offset price reductions or other pricing strategies with a corresponding increase in sales or decrease in spending, then the reduced revenue resulting from lower prices would adversely affect our margins, operating costs, and profitability.

Furthermore, as is generally the case in the solid waste services industry; some municipal contracts are subject to periodic competitive bidding. We may not be the successful bidder to obtain or retain these contracts. If we are unable to compete with larger and better capitalized companies, or to replace municipal contracts lost through the competitive bidding process with comparable contracts or other revenue sources within a reasonable time period, our revenue would decrease and our operating results would be harmed.

In our solid waste disposal markets we also compete with operators of alternative disposal and recycling facilities and with counties, municipalities and solid waste districts that maintain their own waste collection, recycling and disposal operations. We are also increasingly competing with companies which seek to use parts of the waste stream as feedstock for renewable energy supplies. These entities may have financial advantages because of their ability to charge user fees or similar charges, impose tax revenue, access tax-exempt financing and in some cases utilize government subsidies.

Several members of our senior management team are critical to our business and if these individuals do not remain with us in the future, it could have a material adverse impact on our business, financial condition and results of operations.

Our future success depends, in part, on the continued efforts and abilities of our senior management team. Their skills, experience and industry contacts are expected to significantly benefit our business. The loss of any member of our senior management team would disrupt our operations and divert the time and attention of the remaining members of the senior management team, which could have a material adverse effect on our business, financial condition and results of operations. Because the market for qualified management is highly competitive, we may not be able to retain our leadership team or fill new management positions or vacancies created by expansion or turnover at existing compensation levels. We do not carry “key-person” insurance on the lives of our senior management team or management personnel to mitigate the impact that the loss of a key member of our management team would cause. The loss of services of one or more of these individuals, or if one or more of them decide to join a competitor or otherwise compete directly with us, our business could have a material adverse effect on our financial condition and results of operations.

The financial condition and operating ability of third parties may adversely affect our business.

We will initially conduct limited manufacturing operations and will primarily depend, and for the foreseeable future will continue to depend, on third parties for the manufacture of the products we sell. We will rely on third party suppliers to provide us with components and services necessary for the completion and delivery of our products and services. We expect to significantly expand our customer base and product offerings, but our expansion may be limited by the manufacturing capacity of third party manufacturers. Such manufacturers may not be able to meet our needs in a satisfactory and timely manner, particularly if there are raw material shortages.

We purchase the majority of our chemicals from independent manufacturers and our dispensing equipment and dish machines are also primarily supplied by a limited number of suppliers. Should any of these third party suppliers experience production delays, we may need to identify additional suppliers, which may not be possible on a timely basis or on favorable terms, if at all. A delay in the supply of our chemicals or equipment could adversely affect relationships with our customer base and could cause potential customers to delay their decision to purchase services or cause them not to purchase our services at all.

In the event that any of the third parties with whom we have significant relationships files a petition in or is assigned into bankruptcy or becomes insolvent, or makes an assignment for the benefit of creditors or makes any arrangements or otherwise becomes subject to any proceedings under bankruptcy or insolvency laws with a trustee, or a receiver is appointed in respect of a substantial portion of its property, or such third party liquidates or winds up its daily operations for any reason whatsoever, then our business, financial position and results of operations may be materially and adversely affected.

Increases in fuel and energy costs could adversely affect our results of operations and financial condition.

The price of fuel is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by the Organization of the Petroleum Exporting Countries (“OPEC”) and other oil and gas producers, war and unrest in oil producing countries, regional production patterns, limits on refining capacities, natural disasters and environmental concerns. In recent years, fuel prices have fluctuated widely and have generally increased. Fuel price increases raise the costs of operating vehicles and equipment. We cannot predict the extent to which we may experience future increases in fuel costs or whether we will be able to pass these increased costs through to our customers. If fuel costs rise, the operating costs of our solid waste collection operations and distribution operations would increase, resulting in a decrease in margins and profitability. A fuel shortage, higher transportation costs or the curtailment of scheduled service could adversely impact our relationship with customers and franchisees and reduce our profitability. If we experience delays in the delivery of products to our customers, or if the services or products are not provided to the customers at all, relationships with our customers could be adversely impacted, which could have a material adverse effect on our business and prospects. As a result, future increases in fuel costs could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Our products contain hazardous materials and chemicals, which could result in claims against us.

We use and sell a variety of products that contain hazardous materials and chemicals. There are hazardous chemicals in some of our products but in all cases these materials have short term hazardous actions that can easily be neutralized or disposed of with minimal effect on the environment or situations that would require long term remediation treatments due to environmental contamination. Like all products of this nature, misuse of the hazardous material based products can lead to injuries and damages but in all cases if these products are used at the prescribed usage levels with the proper PPEs (Personal Protection Equipment) and procedures the chances of injuries and accidents are extremely rare. Nevertheless, because of the nature of these substances or related residues, we may be liable for certain costs, including, among others, costs for health-related claims, or removal or remediation of such substances. We may be involved in claims and litigation filed on behalf of persons alleging injury as a result of exposure to such substances or by governmental or regulatory bodies related to our handling and disposing of these substances. Because of the unpredictable nature of personal injury and property damage litigation and governmental enforcement, it is not possible to predict the ultimate outcome of any such claims or lawsuits that may arise. Any such claims and lawsuits, individually or in the aggregate, that are resolved against us, could have a material adverse effect on our business, financial condition and results of operations.

We are subject to environmental, health and safety regulations, and may be adversely affected by new and changing laws and regulations, that generate ongoing environmental costs and could subject us to liability.

We are subject to laws and regulations relating to the protection of the environment and natural resources, and workplace health and safety. These include, among other things, reporting on chemical inventories and risk management plans, and the management of hazardous substances. Violations of existing laws and enactment of future legislation and regulations could result in substantial penalties, temporary or permanent facility closures, and legal consequences. Moreover, the nature of our existing and historical operations exposes us to the risk of liability to third parties. The potential costs relating to environmental, solid waste, and product registration laws and regulations are uncertain due to factors such as the unknown magnitude and type of possible contamination and clean-up costs, the complexity and evolving nature of laws and regulations, and the timing and expense of compliance. Changes to current laws, regulations or policies could impose new restrictions, costs, or prohibitions on our current practices would have a material adverse effect on our business, results of operations, and financial condition.

Future changes in laws or renewed enforcement of laws regulating the flow of solid waste in interstate commerce could adversely affect our operating results.

Various states and local governments have enacted, or are considering enacting, laws and regulations that restrict the disposal within the jurisdiction of solid waste generated outside the jurisdiction. In addition, some state and local governments have promulgated, or are considering promulgating, laws and regulations which govern the flow of waste generated within their respective jurisdictions. Additionally, public interest and pressure from competing industry segments has caused some trade associations and environmental activists to seek enforcement of laws regulating the flow of solid waste. If successful, these groups may advocate for the enactment of similar laws in neighboring jurisdictions through local ballot initiatives or otherwise. All such waste disposal laws and regulations are subject to judicial interpretation and review. Court decisions, congressional legislation, and state and local regulation in the waste disposal area could adversely affect our business, results of operations, and financial condition.

If our products are improperly manufactured, packaged, or labeled or become adulterated, those items may need to be recalled.

We may need to recall the products we sell if products are improperly manufactured, packaged, or labeled or if they become adulterated. Widespread product recalls could result in significant losses due to the costs of a recall and lost sales due to the unavailability of product for a period of time. A significant product recall could also result in adverse publicity, damage to our reputation, and loss of customer confidence in our products, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Changes in the types or variety of our service offerings could affect our financial performance.

Our financial performance is affected by changes in the types or variety of products and services offered to our customers. For example, as we begin to evolve our business to include a greater combination of products with our services, the amount of money required for the purchase of additional equipment and training for associates may increase. Additionally, the gross margin on product sales is often less than gross margin on service revenue. These changes in variety or adjustment to product and service offerings could have a material adverse effect on our financial performance.

We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business.

Our ability to compete effectively depends in part on our rights to service marks, trademarks, trade names and other intellectual property rights we own or license, particularly our registered brand names, including “Swisher” and “Sani-Service.” We may not seek to register every one of our marks either in the U.S. or in every country in which it is used. As a result, we may not be able to adequately protect those unregistered marks. Furthermore, because of the differences in foreign trademark, patent and other intellectual property or proprietary rights laws, we may not receive the same protection in other countries as we would in the U.S. and Canada. Failure to protect such proprietary information and brand names could impact our ability to compete effectively and could adversely affect our business, financial condition, or results of operations.

Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products or services infringe on their intellectual property rights. Any litigation or claims brought by or against us could result in substantial costs and diversion of our resources. A successful claim of trademark, patent or other intellectual property infringement against us, or any other successful challenge to the use of our intellectual property, could subject us to damages or prevent us from providing certain services under our recognized brand names, which could have a material adverse effect on our business, financial condition, and results of operations.

If we are unable to protect our information and telecommunication systems against disruptions or failures, our operations could be disrupted.

We are dependent on internal and third party information technology networks and systems, including the Internet, to process, transmit and store electronic information. In particular, we depend on our information technology infrastructure for fulfilling and invoicing customer orders, applying cash receipts, determining reorder points and placing purchase orders with suppliers, making cash disbursements, and conducting digital marketing activities, data processing, and electronic communications among business locations. We also depend on telecommunication systems for communications between company personnel and our customers and suppliers. Future system disruptions, security breaches, or shutdowns could significantly disrupt our operations or may result in financial damage or loss due to lost or misappropriated information.

Insurance policies may not cover all operating risks and a casualty loss beyond the limits of our coverage could adversely impact our business.

Our business is subject to all of the operating hazards and risks normally incidental to the operations of a company in the cleaning and maintenance solutions and the solid waste services industries. We maintain insurance policies in such amounts and with such coverage and deductibles that we believe are reasonable and prudent. Nevertheless, our insurance coverage may not be adequate to protect us from all liabilities and expenses that may arise from claims for personal injury or death, property damage, or environmental liabilities arising in the ordinary course of business and our current levels of insurance may not be able to be maintained or available at economical prices. If a significant liability claim is brought against us that is not covered by insurance, we may have to pay the claim with our own funds, which could have a material adverse effect on our business, financial condition, and results of operations.

Our current size and growth strategy could cause our revenue and operating results to fluctuate more than some of our larger, more established competitors or other public companies.

Our revenue is difficult to forecast and we believe it is likely to fluctuate significantly from quarter to quarter as we continue to grow. Some of the factors affecting our future revenue and results, many of which will be outside of our control and are discussed elsewhere in the Risk Factors, include:

•	competitive conditions in our industries, including new products and services, product announcements and incentive pricing offered by our competitors;

•	the ability to hire, train and retain sufficient sales and professional services staff;

•	the ability to develop and maintain relationships with partners, franchisees, distributors, and service providers;

•	the discretionary nature of our customers’ purchase and budget cycles and changes in their budgets for, and timing of, chemical, equipment and services purchases;

•	the length and variability of the sales cycles for our products and services;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	our ability to complete our service obligations in a timely manner; and

•	timing of product development and new product and service initiatives.

Given our current amount of revenue, particularly as compared with some of our competitors, even minor variations in the rate and timing of conversion of our sales prospects into revenue could cause us to plan or budget inaccurately, and have a greater impact on our results than the same variations would have on the results of our larger competitors.

In light of the foregoing, quarter-to-quarter comparisons of our operating results are not necessarily representative of future results and should not be relied upon as indications of likely future performance or annual operating results. Any failure to achieve expected quarterly earnings per share or other operating results could cause the market price of our common shares to decline or have a material adverse effect on our business, financial condition and results of operations.

Certain stockholders may exert significant influence over corporate actions requiring stockholder approval.

As of March 31, 2011, Messrs. Huizenga and Berrard own 30.8% of our common stock on a fully diluted basis. As a result, these stockholders may be in a position to exert significant influence over all matters requiring stockholder approval, including the election of directors, determination of significant corporate actions, amendments to Swisher’s certificate of incorporation and by-laws, and the approval of any business transaction, such as mergers or takeover attempts, in a manner that could conflict with the interests of other stockholders. Although there are no agreements or understandings between the former Swisher International stockholders as to voting, if they voted in concert, they would exert significant influence over Swisher Hygiene.

Provisions of Delaware law and our organizational documents may delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders.

Provisions of Delaware law and our certificate of incorporation and bylaws may discourage, delay or prevent a change of control that our stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions may also prevent or delay attempts by stockholders to replace or remove management or members of our board of directors. These provisions include:

•	the absence of cumulative voting in the election of directors, which means that the holders of a majority of our common stock may elect all of the directors standing for election;

•	the inability of our stockholders to call special meetings;

•	the requirement that our stockholders provide advance notice when nominating director candidates or proposing business to be considered by the stockholders at an annual meeting of stockholders;

•	the ability of the our board of directors to make, alter or repeal our bylaws;

•	the requirement that the authorized number of directors be changed only by resolution of the board of directors; and

•	the inability of stockholders to act by written consent.

ITEM 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

We lease our current corporate headquarters facility in Charlotte, North Carolina, pursuant to a lease expiring in February 2017. As of March 28, 2011, we also lease numerous facilities relating to our operations. These facilities are located in the following 35 states: Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Hawaii, Idaho, Kansas, Kentucky, Massachusetts, Maryland, Michigan, Minnesota, Missouri, Nebraska, North Carolina, New Jersey, New Mexico, Nevada, New York, Ohio, Oklahoma, Oregon, Pennsylvania, Puerto Rico, Rhode Island, South Carolina, Tennessee, Texas, Utah, Virginia, Washington, and Wisconsin. We also lease facilities related to our Canadian operations in Vancouver, British Columbia, Edmonton and Calgary, Alberta, and Toronto, Ontario. These facilities consist primarily of warehouses and office buildings. We believe that our facilities are sufficient for our current needs and are in good condition in all material respects.

Item 3.	Legal Proceedings.

We may be involved in litigation from time to time in the ordinary course of business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our business, financial condition or results of operations. However, the results of these matters cannot be predicted with certainty and we cannot assure you that the ultimate resolution of any legal or administrative proceedings or disputes will not have a material adverse effect on our business, financial condition and results of operations.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

Our common stock is listed and posted for trading on NASDAQ under the trading symbol “SWSH” and on the TSX under the trading symbol “SWI.” Our common stock commenced trading on NASDAQ on February 2, 2011. The following table sets out the reported high and low sale prices (in U.S. dollars) on the TSX for the periods indicated as reported by the exchange:

	TSX
	High	Low

Fiscal Year 2009
First Quarter	$0.64	$0.37
Second Quarter	$0.69	$0.48
Third Quarter	$0.94	$0.55
Fourth Quarter	$1.26	$0.76
Fiscal Year 2010
First Quarter	$1.23	$1.02
Second Quarter	$1.54	$1.04
Third Quarter	$3.91	$1.04
Fourth Quarter	$5.97	$3.39

As of March 31, 2011, there were 148,455,429 shares of our common stock issued and outstanding. As of March 31, 2011, we had 1,114 registered stockholders of record.

We have not paid any cash dividends on our common stock and do not plan to pay any cash dividends in the foreseeable future. Our board of directors will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions, subject to the covenant in our senior credit facility, which prohibits us from declaring cash dividends on our common stock.

Item 6.	Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with our audited Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8.

The selected consolidated balance sheet data set forth below as of December 31, 2010 and December 31, 2009 and the selected consolidated income statement data for the three years in the period ended December 31, 2010 are derived from our audited Consolidated Financial Statements included in this Annual Report on Form 10-K. All other selected consolidated financial data set forth below are derived from our financial statements not included in this Form 10-K.

	For The Year Ended December 31,
	2010	2009	2008	2007	2006

Selected Income Statement Data:
Revenue	$63,652,318	$56,814,024	$64,108,891	$65,190,254	$54,707,906

Loss from operations	$(15,113,172)	$(6,849,135)	$(10,427,572)	$(9,271,518)	$(13,317,705)

Net loss	$(17,570,004)	$(7,258,989)	$(11,987,871)	$(10,568,357)	$(14,775,179)

Loss per share:
Basic and diluted EPS	$(0.26)	$(0.13)	$(0.21)	$(0.18)	$(0.26)

Selected Balance Sheet Data:
Total assets	$106,234,262	$38,917,939	$30,280,958	$34,363,938	$31,946,669

Swisher Hygiene Inc. stockholders’ equity	$45,917,138	$(19,455,206)	$(12,300,787)	$172,410	$8,366,774

Long term obligations	$31,028,992	$48,874,841	$6,343,346	$20,927,665	$12,809,934

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with the “Selected Financial Data” included in Item 6 and our audited Consolidated Financial Statements and the related notes thereto included in Item 8 “Financial Statements and Supplementary Data.” In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Actual results could differ from these expectations as a result of factors including those described under Item 1A, “Risk Factors,” “Special Note Regarding Forward-Looking Statements” and elsewhere in this annual report.

Executive Overview

Swisher Hygiene Inc., through its consolidated subsidiaries, franchisees, and international licensees, provides essential hygiene and sanitation solutions throughout North America and internationally. Our solutions include cleaning and sanitizing products and services designed to promote superior cleanliness and sanitation in commercial and residential environments, while enhancing the safety, satisfaction, and well-being of our customers. Our solutions are typically delivered on a regularly scheduled basis and involve providing our customers with (i) consumable products such as soap, paper, cleaning chemicals, detergents, and supplies, together with the rental and servicing of dish machines and other equipment for the dispensing of those products; (ii) the rental of facility service items requiring regular maintenance and cleaning, such as floor mats, mops, and bar towels; (iii) manual cleaning of their facilities; and (iv) solid waste collection services. We serve customers in a wide range of end-markets, with a particular emphasis on the foodservice, hospitality, retail, industrial, and healthcare industries.

Going forward, we intend to increase sales of our products and expand our services to customers in existing geographic markets as well as expand our reach into additional markets through a combination of organic growth and the acquisition of: (i) Swisher franchises; (ii) independent chemical and facility service providers; (iii) solid waste collection; and (iv) other related businesses. The financial information about our one operating segment and geographical revenue information appearing in Notes 2 and 13, respectively, to the Notes to Consolidated Financial Statements in this Form 10-K are incorporated herein by this reference.

Our Strategy

We believe we are well positioned to take advantage of the markets we serve. Our ability to service customers throughout the U.S. and parts of Canada, our broad customer base and our strategy of combining a service-based platform with opportunities to leverage internal and external distribution capabilities, provide multiple avenues for organic revenue growth. We believe our recently introduced service and product offerings, including our ware wash, laundry, and cleaning chemical initiative along with our solid waste collection services, will allow us to continue to increase revenue through existing customers, who will be able to benefit from the breadth and depth of our current product and service offerings.

Organic Growth

Government regulations focusing on hygiene, food safety, and cleanliness have increased significantly locally, nationally and worldwide. Climate change, water scarcity, and environmental concerns have combined to create further demand for products, services, and solutions designed to minimize waste and support broader sustainability. In addition, many of our customers require tailored cleaning solutions that can assist in reducing labor, energy, and water use, and the costs related to cleaning, sanitation and hygiene activities.

We intend to capitalize on these industry dynamics by offering customers a “one-stop shopping” partner focused on their essential commercial hygiene and sanitation needs. This entails leveraging our route-based weekly cleaning service and restroom product platform with additional complementary chemical and facility service products and other services, including ware washing and laundry detergents, cleaning chemicals, disinfectants, sanitizers, and solid waste collection services. We believe our suite of products and services is a customer-facing portfolio which none of our competitors offer in full and, as a result, the customer need not shop for its essential commercial hygiene and sanitation needs on a piece-meal basis. In addition, our management believes that we provide our customers with more frequent service, better results, and lower pricing than our competitors. As a result, we believe we can increase our total revenue per customer stop for such items and that we are well positioned to secure new accounts.

Our national footprint and existing route structure provides us with a highly scalable service infrastructure, which we believe gives us a lower relative cost of service compared to local and regional competitors, and an attractive margin on incremental revenue from existing customers as well as revenue from new customers. We also believe the current density of our routes coupled with our go-to-market strategy of utilizing both third-party distributors and company personnel to deliver products and perform services, provides us sufficient capacity in our current route structure to efficiently service additional customer locations with minimal, if any, incremental infrastructure or personnel costs.

Acquisition Growth

We believe our markets for chemical service, facility service, and solid waste collection providers are highly fragmented with many small, private local and regional businesses in each of our core marketplaces. These independent market participants generally are not able to benefit from economies of scale in purchasing, offer a full range of products or services, or provide the necessary level of support and customer service to larger regional and national accounts within their specific markets.

We believe the range of our product and service offerings in the commercial hygiene and sanitation industries, coupled with our national service infrastructure makes us the “acquiror of choice” in the industry. As such, we believe that targeted strategic acquisitions provide us the opportunity to increase revenue of the acquired business or assets by providing access to corporate accounts, access to additional products and services, and access to our broader marketing strategy. In addition these strategic acquisitions will, we believe, result in improved gross margin and route margin of the acquired revenue through greater purchasing efficiencies, route consolidation, and consolidation of back office and administrative support.

Our essential hygiene and sanitation solutions typically involve providing our customers with: (i) consumable products such as soap, paper, cleaning chemicals, detergents, and supplies, together with the rental and servicing of dish machines and other equipment for the dispensing of those products; (ii) the rental of facility service items requiring regular maintenance and cleaning, such as floor mats, mops, and bar towels; (iii) manual cleaning of their facilities; and (iv) solid waste collection services. We serve customers in a wide range of end-markets, with a particular emphasis on the foodservice, hospitality, retail, industrial, and healthcare industries. Many of our products are consumable and require the use of a dispensing system installed by us. Our services on those systems are typically preventative in nature and are required on a regularly scheduled basis. We strive to position ourselves to customers as the “one-stop-shop” for the full breadth of products and services we offer. We believe this comprehensive approach to providing complete hygiene and sanitation solutions to our customers, coupled with the rental, installation, and service of dish machines and dispensing equipment that provide rental income and require the use of our products helps provide stability in our business and discourages customers from switching vendors.

We typically enter into service agreements with various terms with customers which outline the scope and frequency of services we will provide, as well as the pricing of the products and services the customer requires. Given that we typically install, at no charge, dispensers for many of the consumable products we sell to customers, our service agreements usually provide for an early termination fee.

Our History

Swisher International, Inc. was originally founded in 1986 as a Nevada corporation. From our founding through 2004, we operated primarily as a franchisor and licensor of restroom hygiene services offering: (i) weekly cleaning and sanitizing services of our customers’ restroom fixtures, along with the restocking of soap and air freshener dispensers and (ii) the sale of restroom paper products, such as toilet paper and hand towels. We provided these services to a customer base largely comprised of small, locally owned bars, restaurants, and retail locations. Franchisees had rights to use the Swisher name and business processes in designated United States and Canadian geographic markets typically ranging in size from 500,000 to

3,000,000 persons. International licensees had substantially similar rights in the respective countries in which they operated. Although franchisees licensed the same business model, the manner in which they executed and adopted Swisher programs varied greatly, resulting in inconsistent levels of service and differing product offerings across geographic markets.

In November 2004, H. Wayne Huizenga and Steve Berrard acquired a majority interest in Swisher, which at the time was a publicly traded company. Subsequently, in May 2006, Messrs. Huizenga and Berrard acquired the remaining outstanding shares of Swisher and began operating Swisher as a private company.

The primary goal of acquiring ownership of Swisher was to transition the business to take greater advantage of the Swisher brand and nationwide service and distribution network, and to better leverage the under-utilized platform to expand both product and service offerings. Specifically, Messrs. Huizenga and Berrard planned to transition the Company’s focus from generating revenue almost exclusively from restroom cleaning services to building a full-service provider of essential hygiene and sanitation solutions offering a broad complement of products and services, addressing the complete hygiene, cleaning and sanitation needs of our customers throughout their facilities. We believed that such a transition would provide Swisher with a competitive advantage, allowing us to retain existing customers over time and provide them with additional products and services that were essential to the operations of their businesses. Moreover, we sought to leverage Swisher’s national infrastructure with product offerings and service expertise in core lines of products, including cleaning chemicals, required by larger corporate customers nationwide. In addition, we expanded from “nice to have” services to “essential” products and services and eliminated customers that were unprofitable. An important component of this business strategy was the acquisition of a sufficient number of franchise locations or other similar businesses, providing us direct control over the implementation of changes to a consistent business model.

In summary, our transition from a restroom cleaning services business to a full service hygiene and sanitation solutions provider offering a complete chemical and facility service program has required significant investments. These investments included through the date of this annual report:

•	Acquisitions of 102 businesses, including 72 franchises;

•	Replacement of management information systems;

•	Introduction of delivery service vehicles;

•	Addition of substantial industry experience throughout the organization;

•	Upgrade of branch facilities;

•	Significant expansion of essential product lines and services to include dust control and a complete chemical program; and

•	Development of a corporate account and distributor sales organization.

As of December 31, 2010, we have both company-owned locations and franchises located throughout the U.S. and Canada and ten master license agreements covering the U.K., Ireland, Portugal, the Netherlands, Singapore, the Philippines, Taiwan, Korea, Hong Kong/Macau/China, and Mexico.

The number of company-owned locations, franchises, and international master licenses for the last five years ended December 31, 2010 is as follows:

	2010	2009	2008	2007	2006

Company-owned locations	69	60	44	47	43
Franchises	10	15	35	39	45
International Master Licenses(1)	10	10	11	11	13

(1)	Number of countries in which Swisher licensees operate.

Going forward, we will continue to expand our reach into additional U.S. and Canadian geographic markets through organic growth as well as acquisitions of independent chemical distributors and other providers of essential hygiene, sanitation and facility services, franchise repurchases, execution of agreements with distributor partners. Additionally, we will be opportunistic as it relates to acquiring or partnering with complementary businesses that (i) can provide us a competitive advantage; (ii) leverage, expand, or benefit from our distribution network; or (iii) provide us economies of scale or cost advantages over our existing supply chain. Collectively, these efforts are centered on making us an attractive alternative for larger customers in foodservice, hospitality, healthcare, retail, and industrial markets. In addition, we will seek to aggressively license our business model internationally. Our success largely depends on our ability to execute on these strategies and increase the sales of our products and services to corporate accounts and distribution partners.

Recent Developments

Choice Acquisition

On February 13, 2011, we entered into an Agreement and Plan of Merger (the “Choice Agreement”) by and among Swisher Hygiene, Swsh Merger Sub, Inc., a Florida corporation and wholly-owned subsidiary of Swisher Hygiene, Choice Environmental Services, Inc., a Florida corporation (“Choice”), and other parties, as set forth in the Choice Agreement. The Choice Agreement provided for the acquisition of Choice by Swisher Hygiene by way of merger.

In connection with the proposed merger with Choice, on February 23, 2011, we entered into an agency agreement, which the agents agreed to market, on a best efforts basis 12,262,500 Subscription Receipts at a price of $4.80 per Subscription Receipt for gross proceeds of up to $58,859,594. Each Subscription Receipt entitled the holder to acquire one share of our common stock, without payment of any additional consideration, upon completion of our acquisition of Choice.

On March 1, 2011, we closed the acquisition of Choice and issued approximately 8.3 million shares of our common stock to the former shareholders of Choice and assumed approximately $40.9 million in debt, of which $39.2 million was paid down with proceeds from the private placement of the Subscription Receipts. In addition, certain shareholders of Choice received $5.7 million in cash and warrants to purchase an additional 0.9 million shares at an exercise price of $6.21.

On March 1, 2011, in connection with the closing of acquisition of Choice, the 12,262,500 Subscription Receipts were exchanged for 12,262,500 shares of our common stock. We agreed to use commercially reasonable efforts to file a resale registration statement with the SEC relating to the shares of common stock underlying the Subscription Receipts. If the registration statement is not filed or declared effective within specified time periods, or if it ceases to be effective for periods of time exceeding certain grace periods, the initial subscribers of Subscription Receipts will be entitled to receive an additional 0.1 share of common stock for each share of common stock underlying Subscription Receipts held by any such initial subscriber at that time.

Choice has been in business since 2004 and serves more than 150,000 residential and 7,500 commercial customers in the Southern and Central Florida regions through its 320 employees and over 150 collection vehicles by offering a complete range of solid waste and recycling collection, transportation, processing and disposal services. Choice operates six hauling operations, three transfer and materials recovery facilities. Refer to Note 16 to the Notes to Consolidated Financial Statements for the preliminary purchase price allocation and supplemental pro forma financial information for 2010.

Private Placement

On March 22, 2011, we entered into a series of arm’s length securities purchase agreements to sell 12,000,000 shares of our common stock at a price of $5.00 per share, for aggregate proceeds of $60,000,000 to certain funds of a global financial institution (the “Private Placement”). We intend to use the proceeds from the Private Placement to further our organic and acquisition growth strategy, as well as for working capital purposes.

On March 23, 2011, we closed the Private Placement and issued 12,000,000 shares of our common stock. Pursuant to the securities purchase agreements, the shares of common stock issued in the Private Placement may not be transferred on or before June 24, 2011 without our consent. We agreed to use our commercially reasonable efforts to file a resale registration statement with the SEC relating to the shares of common stock sold in the Private Placement. If the registration statement is not filed or declared effective within specified time periods, the investors will be entitled to receive liquidated damages in cash equal to one percent of the original offering price for each share that at such time remains subject to resale restrictions.

Additional Acquisitions and Promissory Note Conversion

During 2011, in addition to the Choice acquisition, we acquired several smaller businesses. While the terms, price, and conditions of each of these acquisitions were negotiated individually, consideration to the sellers typically consists of a combination of cash, convertible promissory notes having an interest rate of 4% with maturities of up to 12 months, our common stock, and earn-out provisions. Aggregate consideration paid for the acquired businesses was approximately $15,700,000 consisting of $4,800,000 in cash and $7,125,000 in convertible promissory notes, a $275,000 promissory note, and 380,727 shares of our common stock, plus potential earn-outs of up to $1,190,000. In addition, in March 2011, we entered into an asset purchase agreement to purchase a solid waste services provider based in Miami, Florida for a total purchase price of approximately $10 million, consisting of $5,000,000 in cash and 909,090 shares of our common stock. This transaction is expected to close on April 1, 2011.

In addition, a $5,000,000, 6% convertible promissory note issued in November 2010 as part of the consideration paid for an acquisition was fully converted to 1,312,864 common shares in 2011.

New Credit Facility

On March 30, 2011, we entered into a $100 million senior secured revolving credit facility with Wells Fargo. Under the new credit facility, Swisher Hygiene has initial borrowing availability of $32.5 million, which we expect will increase to the fully committed $100 million upon delivery of our unaudited quarterly financial statements for the quarter ended March 31, 2011. Borrowings under the facility are secured by a first priority lien on substantially all our existing and hereafter acquired assets, including $25 million of cash on borrowings in excess of $75 million.

Interest on borrowings under the credit facility accrues at LIBOR plus 2.5% to 4.0%, depending on the ratio of senior debt to Consolidated EBITDA and interest is payable no more frequently than monthly on all outstanding borrowings. The credit facility matures on July 31, 2013.

Borrowings and availability under the credit facility are subject to compliance with financial covenants, including achieving specified Consolidated EBITDA targets and maintaining specified leverage and liquidity ratios. The credit facility also places restrictions on our ability to incur additional indebtedness, make certain acquisitions, create liens or other encumbrances, sell or otherwise dispose of assets, and merge or consolidate with other entities.

Our obligations under the credit facility are guaranteed by all our domestic subsidiaries and secured by all the assets and stock of our domestic subsidiaries and substantially all of the stock of our foreign subsidiaries. The new credit facility replaces our current aggregated $25 million credit facilities, which are discussed in Note 6 to the Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion of the financial condition and the results of operations are based on the Consolidated Financial Statements, which have been prepared in conformity with United States generally accepted accounting principles. As such, management is required to make certain estimates, judgments and assumptions that are believed to be reasonable based on the information available. These estimates and assumptions affect the reported amount of assets and liabilities, revenue and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, the most important and pervasive accounting policies used and areas most sensitive to material changes from external factors. See Note 2 to the Notes to Consolidated Financial Statements for additional discussion of the application of these and other accounting policies.

Revenue Recognition

Revenue from product sales and services is recognized when services are performed or the products are delivered to the customer. Franchise and other revenue include product sales, royalties and other fees charged to franchisees in accordance with the terms of their franchise agreements. Royalties and fees are recognized when earned.

We have entered into franchise and license agreements which grant the exclusive rights to develop and operate within specified geographic territories for a fee. The initial franchise or license fee is deferred and recognized as revenue when substantially all significant services to be provided by us are performed. Direct incremental costs related to franchise or license sales for which revenue has not been recognized is deferred until the related revenue is recognized.

Valuation Allowances for Doubtful Accounts

We estimate the allowance for doubtful accounts by considering a number of factors, including overall credit quality, age of outstanding balances, historical write-off experience and specific account analysis that projects the ultimate collectability of the outstanding balances. Actual results could differ from these assumptions. Our allowance for doubtful accounts for accounts receivable was $364,234 and $334,156 as of December 31, 2010 and 2009, respectively.

Long-Lived and Intangible Assets

We recognize losses related to the impairment of long-lived assets when the carrying amount is not recoverable and exceeds its fair value. When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, our management evaluates recoverability by comparing the carrying value of the assets to projected future cash flows, in addition to other qualitative and quantitative analyses. We also perform a periodic assessment of the useful lives assigned to our long-lived assets. Changes to the useful lives of our long-lived assets would impact the amount of depreciation expense recorded in our statement of operations. We have not experienced any significant changes to our carry amount or estimated useful lives of our long-lived assets.

Goodwill represents the excess of cost of an acquired business over the fair value of the identifiable tangible and intangible assets and liabilities assumed in a business combination. Identifiable intangible assets include customer relationships and noncompete agreements. The fair value of these intangible assets at the time of acquisition is estimated based upon discounted future cash flow projections. The customer relationships are amortized on a straight-line basis over the expected average life of the acquired accounts, which is five years based upon a number of factors, including longevity of customers acquired and historical retention rates. The non-compete agreements are amortized on a straight-line basis over the term of the agreements which are between two to five years.

We test goodwill and intangible assets for impairment annually or more frequently if indicators for potential impairment exist. Impairment testing is performed at the reporting unit level. Under generally accepted accounting principles, a reporting unit is either the equivalent to, or one level below, an operating segment.

The test to evaluate for impairment is a two-step process. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit is less than its carrying value, we perform a second step to determine the implied fair value of goodwill associated with that reporting unit.

If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment.

Determining the fair value of a reporting unit includes the use of significant estimates and assumptions. Management utilizes a discounted cash flow technique as a means for estimating fair value. This discounted cash flow analysis requires various judgmental assumptions including assumptions about future cash flows, customer growth rates and discount rates. Expected cash flows are based on historical customer growth, including attrition, and continued long term growth of the business. The discount rates used for the analysis reflect a weighted average cost of capital based on industry and capital structure adjusted for equity and size risk premiums. These estimates can be affected by factors such as customer growth, pricing, and economic conditions that can be difficult to predict.

As part of this impairment testing, management also assesses the useful lives assigned to the customer relationships and non-compete agreements. Changes to the useful lives of our other intangible assets would impact the amount of amortization expense recorded in our statements of operations. We have not experienced any significant changes to our carry amount or estimated useful lives of our other intangible assets.

There were no impairment losses on goodwill or other intangible assets for the year ended December 31, 2010. For the years ended December 31, 2009 and 2008, we recognized impairment losses on goodwill and other intangible assets of $30,000 and $223,000, respectively.

A hypothetical 10% decrease in the fair value of our reporting units as of December 31, 2010 would have no impact on the carrying value of our goodwill. We believe that the assessment for such potential impairment losses is a critical accounting estimate as it is dependent upon future events and requires substantial judgment. Any resulting impairment loss could have a material impact on our financial condition and the results of operations.

Income Taxes

Effective on January 1, 2007, Swisher International’s shareholders elected that the corporation be taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986, as amended (the “Code”). Under this provision, the shareholders were taxed on their proportionate share of Swisher International’s taxable income. As a Subchapter S corporation, Swisher International bore no liability or expense for income taxes.

As a result of the Merger in November 2010, Swisher International converted from a corporation taxed under the provisions of Subchapter S of the Internal Revenue Code (“S Corp”) to a tax-paying entity and accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets where it is more likely than not that deferred tax assets will not be realized. In addition, the undistributed earnings on the date the Company terminated the S Corp election was recorded as Additional paid-in capital on the Consolidated Financial Statements since the termination of the S Corp election assumes a constructive distribution to the owners followed by a contribution of capital to the corporation.

As of the Merger date, the cumulative timing differences between book income and taxable income were recorded. A full valuation allowance has been provided against the deferred tax benefit attributable to the net loss from operations. The opening balance of our net deferred taxes was recorded as income tax expense in the Consolidated Financial Statements. For the year ended December 31, 2010, we recorded $1,700,000 of income tax expense because the deferred tax liability related to goodwill, an indefinite lived asset, cannot be offset against our deferred tax assets related to finite lived assets. Future additions of indefinite lived assets that are tax deductible will continue to increase the amount recognized in the Consolidated Statement of Operations as the difference between the book basis and the tax basis increases.

As of January 1, 2009, we adopted the provisions related to accounting for uncertainty in income taxes, which prescribes how a Company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. The adoption of these provisions did not have a material impact on our Consolidated Financial Statements.

We include interest and penalties accrued in the Consolidated Financial Statements as a component of interest expenses. No significant amounts were required to be recorded as of December 31, 2010, 2009 and 2008. As of December 31, 2010, tax years of 2007 through 2010 remain open to inspection by the Internal Revenue Service.

Financial Instruments — Convertible Promissory Notes

We determine the fair value of certain convertible debt instruments issued as part of business combinations based on assumptions that market participants would use in pricing the liabilities. We have used a Black Scholes pricing model to estimate fair value of our convertible promissory notes, which requires the use of certain assumptions such as expected term and volatility of our common stock. The expected volatility was based on an analysis of industry peer’s historical stock price over the term of the notes as we currently do not have our own stock price history, which was estimated as approximately 25%. Changes in the fair value of certain convertible debt instruments are recorded in Other income (expense) on the Consolidated Statement of Operations. The following reflects the sensitivity of the fair value of these instruments held at December 31, 2010, by maturity date, to changes in our stock price at December 31, 2010:

	Increase in	Increase in
Maturity Date	Stock Price	Expense

June 30, 2011	$2.00	$2,002,000
September 30, 2011	2.00	378,000

In addition to the above instruments, we issued four convertible promissory notes that have a total principal amount of $4,375,000 and fixed interest rate of 4% as part of the purchase price of certain acquisitions in 2011 that allow the holder to convert the principal and any accrued interest into a variable number of shares based on a fixed conversion price between $4.82 — $5.68. The maximum number of shares issuable under these notes is 866,806. These promissory notes will be fair valued as part of the purchase price of the acquisitions in 2011 and any subsequent changes in the fair value of the notes will be recorded in Other income (expense) on the Consolidated Statement of Operations. Increases or decreases in the market value of our stock price could affect the fair value of these instruments and our earnings.

Share Based Compensation

We measure and recognize all share based compensation at fair value at the date of grant and recognizes compensation expense over the service period for awards expected to vest. Determining the fair value of share based awards at the grant date requires judgment, including estimating the share volatility, the expected term the award will be outstanding, and the amount of the awards that are expected to be forfeited. We utilize the Black-Scholes option pricing model to determine the fair value. See Note 10 to the Notes to Consolidated Financial Statements for further information on these assumptions.

Actuarially Determined Liabilities

We administer a defined benefit plan for certain retired employees. The plan has not allowed for new participants since October 2000. As of the date of the Merger, we recorded the net underfunded pension obligation of $560,931 for this plan.

The measurement of our pension obligation is dependent on a variety of assumptions determined by management and used by our actuaries. Significant actuarial assumptions used in determining the pension obligation include the discount rate and expected long term rate of return on plan assets. The discount rate assumption is calculated using a bond yield curve constructed from a population of high-quality, non-callable corporate bonds. The discount rate is calculated by matching the plan’s projected cash flows to the yield curve. The expected return on plan assets reflects asset allocations, investment strategies, and actual historical returns. Changes in benefit obligations associated with these assumptions may not be recognized as costs on the statement of income. Differences between actuarial assumptions and actual plan results are deferred in Accumulated other comprehensive (loss) income and are amortized into cost only when the accumulated differences exceed 10% of the greater of the projected benefit obligation or the market value of the related plan assets. We recognize the funded status of the plan on the Consolidated Balance Sheet with the offsetting entry to Accumulated other comprehensive (loss) income.

The plan assets are invested in U.S. equities, non-U.S. equities, and fixed income securities. Investment securities are exposed to various risks, including interest rate risk, credit risk, and overall market volatility. As a result of these risks, it is reasonably possible that the market values of investment securities could increase or decrease in the near term. Increases or decreases in market values could affect the current value of the plan assets and, as a result, the future level of net periodic benefit cost.

Expected rate of return on plan assets was developed by determining projected returns and then applying these returns to the target asset allocations of the plan assets, resulting in a weighted average rate of return on plan assets. The assumed return of 7.5% compares to an actual return of 7.4% since inception.

A one percent decrease in the discount rate assumption of 5.37% would result in an increase in the projected benefit obligation at December 31, 2010 of approximately $297,000. Based on the latest actuarial report as of December 31, 2010, we expect to make a minimum regulatory funding contribution of $78,880 during 2011.

Recently Adopted Accounting Pronouncements

Accounting Standards Codificationtm:  Effective July 1, 2009, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codificationtm (“ASC” or “Codification”) as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the U.S. SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification superseded all then-existing non-SEC accounting and reporting standards. The adoption of the Codification did not have a material effect on our Consolidated Financial Statements.

Fair Value Measurements and Disclosures:  Effective January 1, 2009, we adopted amended standards on two issues: 1) determining the fair value of a liability when a quoted price in an active market for an identical liability is not available and 2) measuring and disclosing the fair value of certain investments on the basis of the investments’ net asset value per share or its equivalent. This adoption did not have a material effect on our Consolidated Financial Statements.

In December 2008, the FASB issued guidance on employer’s disclosures about plan assets of a defined benefit plan or other post retirement plan, which requires more detailed disclosures regarding employer’s plan assets, including their investment strategies, major categories of plan assets, concentration of risk, and valuation methods used to measure the fair value of plan assets. The guidance is effective for fiscal years ending after December 15, 2009. We have included the required disclosures in Note 11 of the Consolidated Financial Statements.

In January 2010, the FASB issued new standards for new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on a gross basis information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The standards also clarified existing disclosures regarding level of disaggregation, inputs and valuation techniques. The standards are effective for interim and annual reporting periods beginning after December 15, 2009 and became effective for the Company on January 1, 2010. Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 and will be effective for the Company on January 1, 2011. We are currently evaluating the effect of these standards on our Consolidated Financial Statements.

Business Combinations:  In December 2007 the FASB issued new guidance on business combinations. The revised guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in the acquiree in a business combination. The guidance also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We adopted this guidance effective January 1, 2009. The adoption did not have a material effect on our Consolidated Financial Statements.

Consolidation:  In December 2007 the FASB issued new guidance on noncontrolling interests in Consolidated Financial Statements. The guidance requires reporting entities to present noncontrolling interests in any of their consolidated entities as equity (as opposed to a liability or mezzanine equity) and provide guidance on the accounting for transactions between an entity and noncontrolling interests. We adopted this guidance effective January 1, 2009. This adoption did not have a material effect on our Consolidated Financial Statements.

Intangibles — Goodwill and Other:  On January 1, 2009, we adopted two new standards affecting intangible assets. One of the standards addressed factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The second standard affected accounting for defensive intangible assets, which are acquired assets that an entity does not intend to actively use, but will hold (lock up) to prevent others from obtaining access to them. These standards do not address intangible assets that are used in research and development activities. Neither of these standards had a material effect on our Consolidated Financial Statements.

Subsequent Events:  In May 2009, the FASB issued new standards that establish general guidance for accounting and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of these standards require us to evaluate all subsequent events that occur after the balance sheet date through the date and time our Consolidated Financial Statements are issued. This adoption did not have a material effect on our Consolidated Financial Statements.

In February 2010, the FASB amended these standards to remove the requirement for a SEC filer to disclose a date in both issued and revised financial statements. The amended standards clarified the definition of “revised” as being the result of either correction of an error or retrospective application of GAAP. We adopted these amended standards upon their issuance; they did not have a material effect on our Consolidated Financial Statements.

Newly Issued Accounting Pronouncements

Revenue Recognition:  In October 2009, the FASB issued new standards for multiple-deliverable revenue arrangements. These new standards affect the determination of when individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. In addition, these new standards modify the manner in which the transaction consideration is allocated across separately identified deliverables, eliminate the use of the residual value method of allocating arrangement consideration and require expanded disclosure. These new standards will become effective for multiple-element arrangements entered into or materially modified on or after January 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. We will adopt these standards for multiple-element arrangements entered into or materially modified on or after January 1, 2011and are currently evaluating the effect of these standards on our Consolidated Financial Statements.

Compensation:  In April 2010, the FASB issued new standards to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. These new standards are effective for fiscal years beginning on or after December 15, 2010. Either application is permitted. We applied these amended standards upon their issuance; they did not have a material effect on our Consolidated Financial Statements.

Goodwill:  In December 2010, the FASB issued new standards defining when step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts should be performed and modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For reporting units with zero or negative carrying amounts an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The standards are effective for fiscal years and interim periods within those years, beginning December 15, 2010 and will be effective for us on January 1, 2011. We are currently evaluating the effect of these standards on our Consolidated Financial Statements.

SWISHER HYGIENE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
YEAR ENDED DECEMBER 31, 2010 AS COMPARED TO THE
YEAR ENDED DECEMBER 31, 2009

	2010	%(1)	2009	%(1)

Revenue
Products	$37,690,324	59.2%	$27,316,876	48.1%
Services	17,737,440	27.9	16,573,821	29.2
Franchise and other	8,224,554	12.9	12,923,327	22.7

Total revenue	63,652,318	100.0	56,814,024	100.0

Costs and expenses
Cost of sales	23,597,229	37.1	22,304,515	39.3
Route expenses	13,930,653	25.1	12,519,891	28.5
Selling, general and administrative	31,258,368	49.1	24,094,701	42.4
Merger expenses	5,122,067	8.0	—	—
Depreciation and amortization	4,857,173	7.6	4,744,052	8.4

Total costs and expenses	78,765,490	123.7	63,663,159	112.1

Loss from operations	(15,113,172)	(23.7)	(6,849,135)	(12.1)

Other expense, net	(756,832)	(1.2)	(409,854)	(0.7)

Net loss before income taxes	(15,870,004)	(24.9)	(7,258,989)	(12.8)
Income taxes	1,700,000	2.7	—	—

Net loss	$(17,570,004)	(27.6)%	$(7,258,989)	(12.8)%

Loss per share basic and diluted	$(0.26)		$(0.13)

	2010		2009

Company-owned locations	69		60
Franchises	8		15
International Master Licenses	10		10

(1)	Calculated as a percentage of total revenue, except for Route expenses which are calculated as a percentage of Products and Services revenue.

Revenue

We derive our revenue through the delivery of a wide-variety of hygiene products and services. We deliver hygiene products and services on a regularly scheduled basis which include providing our customers with (i) the sale of consumable products such as soap, paper, cleaning chemicals, detergents, and supplies, together with the rental and servicing of dish machines and other equipment for the dispensing of those products; (ii) the rental of facility service items requiring regular maintenance and cleaning, such as floor mats, mops, and bar towels; and (iii) manual cleaning of their facilities. We serve customers in a wide range of end-markets, with a particular emphasis on the foodservice, hospitality, retail, industrial, and healthcare industries.

Total revenue and the revenue derived from each revenue type for the year ended December 31, 2010 and 2009 are as follows:

		% of		% of
		Total		Total
	2010	Revenue	2009	Revenue

Revenue
Products and service:
Hygiene services	$17,737,440	27.9%	$16,573,821	29.2%
Chemical	19,062,809	29.9	10,319,434	18.2
Paper	12,337,886	19.4	11,549,037	20.3
Rental and other	6,289,629	9.9	5,448,405	9.6

Total product and service	55,427,764	87.1	43,890,697	77.3
Franchise and other:
Product sales	5,395,614	8.5	8,732,038	15.4
Fees	2,828,940	4.4	4,191,289	7.3

Total franchise and other	8,224,554	12.9	12,923,327	22.7%

Total revenue	$63,652,318	100.0%	$56,814,024	100.0%

Total revenue increased $6,838,294 or 12.0% to $63,652,318 for the year ended December 31, 2010 as compared to 2009. This increase includes an increase of $11,246,330 from the acquisition of the four franchises and five independent companies acquired in 2010 and 18 franchises acquired and the independent chemical company acquired in 2009. Excluding the impact of acquisitions, product and service revenue increased by $290,738 and was offset by a decline in product sales and fees to franchisees of $4,698,774. Excluding the impact of these acquisitions, total revenue decreased by $4,408,036 or 7.8% as compared to 2009 primarily from decreases of: (i) $3,321,529 or 20.0% in hygiene services; (ii) $1,302,237 or 11.3% in paper; (iii) $120,664 or 2.2% in rental and other; and (iv) $4,698,773 or 36.4% in product sales and fees earned from the Company’s remaining franchises, which were offset by an increase of $5,035,167 or 48.8% in chemical sales.

During 2010, our sales mix has continued to shift towards chemical product sales from our legacy hygiene business. Three principal factors have contributed to this trend: (i) since 2009, we have placed particular emphasis on the development of our chemical offering, particularly as it relates to ware washing and laundry solutions and a lesser focus on our legacy hygiene service offerings; (ii) over this same period, we have aggressively managed customer profitability terminating less favorable arrangements and; (iii) we have been impacted by the prolonged effects of challenging economic conditions that has resulted in customer attrition, lower consumption levels of products and services, and a reduction or elimination in spending for hygiene-related products and services by our customers.

Total franchise and other revenue decreased $4,698,773 or 36.4% for the year ended December 31, 2010 as compared to 2009. This decrease includes the impact of the acquisition of four franchises in 2010 and 18 franchisees in 2009, which results in less revenue from franchisees and increased revenue related to acquisitions as discussed above. During the year ended December 31, 2010, revenue from franchisee product sales and fees from franchises that we acquired in 2010 were $1,888,510 compared to $6,090,630 of revenue from franchisee product sales and fees that we acquired in 2009 and 2010. Excluding the effect of the acquisitions, product sales and fees declined $496,654 or 7.3% during 2010 as compared to 2009. This decline includes decreased product sales of $542,408 or 6.2%, offset by increase in fees of $45,754 or 1.1%. This decline is primarily attributed to the prolonged effect of the challenging economic conditions being experienced by our franchisees. These economic conditions resulted in customer attrition, lower consumption levels of products and services and a reduction or elimination in spending for hygiene related products and services by franchise customers.

Cost of Sales

Cost of sales for the year ended December 31, 2010 and 2009 are as follows:

	2010	%(1)	2009	%(1)

Company-owned operations	$18,542,802	33.5%	$14,385,596	32.8%
Franchisee product sales	5,054,427	93.7%	7,918,919	90.7%

Total cost of sales	$23,597,229	37.1%	$22,304,515	39.3%

(1)	Represents cost as a percentage of the respective product line revenue.

Cost of sales consists primarily of paper, air freshener, chemical and other consumable products sold to our customers, franchisees and international licensees. Total cost of sales for 2010 increased $1,292,714 or 5.8% to $23,597,229 as compared to 2009. This increase includes an increase of $248,616 related to the acquisition of four franchises and five independent companies in 2010 and 18 franchisees and an independent chemical company in 2009. Excluding the effect of these acquisitions, total cost of sales for 2010 as compared to 2009 increased $1,044,098 or 4.7%.

The cost of sales for company-owned operations for the year ended December 31, 2010 increased $4,157,206 or 28.9% to $18,542,802 as compared to 2009. This increase included $3,050,424 related to the acquisition of four franchises and five independent chemical companies in 2010 and 18 franchises and an independent chemical company in 2009. Cost of sales for company-owned operations, excluding the impact of acquisitions, increased to 36.6% of related revenue for the year ended December 31, 2010 as compared to 33.5% for 2009, primarily due to the change in sales mix from lower cost hygiene services to higher cost chemical product sales. Excluding the impact of the acquisitions, cost of sales for company-owned operations increased $1,106,782 or 7.7% to $15,492,378 as compared to 2009. This increase consisted primarily of $1,304,414 in sales mix change from lower cost hygiene services to higher cost chemical product sales, $130,927 due to the current periods higher product sales volume, and partly offset by $328,559 improved product cost.

The cost of sales to franchisees for the year ended December 31, 2010 decreased $2,864,492 or 36.2% to $5,054,427 as compared to 2009 in part due to the acquisition of four franchises and five independent chemical companies in 2010 and 18 franchises and an independent chemical company in 2009. We charge franchisees a percentage of our costs up to a set base. Product sales above this base are at more favorable margin for the franchisee. Cost of sales to franchisees was 93.7% of franchisee product revenue for the year ended December 31, 2010 as compared to 90.7% for 2009, which was due to product sales above the base at certain franchisees as compared to 2009. Excluding the effect of acquisitions, cost of goods sold decreased $390,812 or 4.9% in year ended December 31, 2010 compared to 2009. This decrease was primarily a result of lower product sales to its remaining franchisees.

Route Expenses

Route expenses consist primarily of the costs incurred by the Company for the delivery of products and providing services to customers. The details of route expenses for the year ended December 31, 2010 and 2009 are as follows:

	2010	%(1)	2009	%(1)

Compensation	$9,930,118	17.9%	$9,085,209	20.7%
Vehicle expenses	3,660,105	6.6%	3,144,603	7.2
Other	340,430	0.6%	290,079	0.7

Total route expenses	$13,930,653	25.1%	$12,519,891	28.5%

(1)	Represents cost as a percentage of Products and Services revenue.

Route expenses for the year ended December 31, 2010 increased $1,410,762 or 11.3% to $13,930,653 as compared to 2009. This increase includes an increase of $3,166,809 related to the acquisition of four franchises and five independent companies in 2010 and 18 franchises and an independent chemical company in 2009. Excluding the impact of acquisitions, route expenses for the year ended December 31, 2010 as compared to 2009 decreased $1,756,047 or 14.0% to $10,763,844. The decrease consisted primarily of $1,571,635 or 17.3% in compensation, $162,486 or 5.2% in vehicle expenses and $21,925 or 7.6% in other route expenses. These decreases are a result of route consolidation and optimization initiatives made in response to the prolonged effect of the challenging economic conditions we have experienced. These economic conditions resulted in customer attrition, lower consumption levels of products and services and a reduction or elimination in spending for hygiene-related products and services by our customers. During the year ended December 31, 2010 compared to 2009, excluding the effect of acquisitions, the average number of route technicians decreased 13.4%. Along with its staffing initiatives, we have continued to focus on the improvement of route efficiencies. Since 2009, we have implemented programs to optimize our service frequency, minimize miles driven, and balance the number of stops with the average revenue generated per stop.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of the costs incurred by us for:

•	Branch office and field management support costs that are related to field operations. These costs include compensation, occupancy expense and other general and administrative expenses.

•	Sales expenses, which include marketing expenses and compensation and commission for branch sales representatives and corporate account executives.

•	Corporate office expenses that are related to general support services, which include executive management compensation and related costs, as well as department cost for information technology, human resources, accounting, purchasing and other support functions.

The details of selling, general and administrative expenses for the year ended December 31, 2010 and 2009 are as follows:

		% of		% of
		Total		Total
	2010	Revenue	2009	Revenue

Compensation	$21,422,692	33.7%	$16,975,556	29.9%
Occupancy	3,487,994	5.5	3,124,466	5.5
Other	6,347,682	10.0	3,994,679	7.0

Total selling, general, and administrative	$31,258,368	49.1%	$24,094,701	42.4%

Total selling, general, and administrative expenses for the year ended December 31, 2010 increased $7,163,667 or 29.7% as compared to 2009. This increase includes $3,099,557 related to the acquisition of four franchises and five independent companies in 2010 and 18 franchises and an independent chemical company in 2009. Excluding the impact of acquisitions, selling, general, and administrative expenses increased $4,064,110 or 16.9%.

Compensation for the year ended December 31, 2010 increased $4,447,136 or 26.2%% to $21,422,692 as compared to the same period of 2009. This increase includes an increase of $2,233,806 related to the acquisition of four franchises and five independent chemical companies in 2010 and 18 franchises and an independent chemical company in 2009. Excluding the impact of acquisitions, compensation expense for the year ended December 31, 2010 as compared to the same period of 2009 increased $2,213,330 or 13.0% to $19,188,886. This increase was primarily the result of an increase of $1,024,700 in costs and expenses related primarily our expansion of its corporate, field and distribution sales organizations that began in 2009 and continued into 2010 to accelerate the growth in the our chemical program, an increase of $873,586 of salaries and other costs largely associated with our transition from a private company to a public company, and $315,044 of other increase associated with our planned growth.

Occupancy expenses for the year ended December 31, 2010 increased $363,528 or 11.6% to $3,487,994 as compared to 2009. This increase includes $382,648 related to the acquisition of four franchises and five independent companies in 2010 and 18 franchises and an independent chemical company in 2009. Excluding the impact of acquisitions, occupancy expenses for year ended December 31, 2010, as compared to 2009, decreased $19,120 or 0.6% to $3,105,346.

Other expenses for year ended December 31, 2010 increased $2,353,003 or 58.9% to $6,347,682 as compared to 2009. This increase includes $483,103 related to the acquisition of four franchises and five independent companies in 2010 and 18 franchises and an independent chemical company in 2009. Excluding the impact of acquisitions, other expenses for the year ended December 31, 2010 as compared to 2009, increased $1,869,900 or 46.8% to $5,864,579. This increase was primarily due to increases in the following: marketing expenses of $224,000, travel costs of $235,000, consulting and professional services of $474,000 largely associated with our transition from a private company to a public company, property taxes of $121,000, and other office and administrative expenses of $336,000 related to the expansion of our business.

Merger and Acquisition Expenses

As discussed more fully in Note 1 to the Notes to Consolidated Financial Statements, on November 2, 2010 Swisher International entered into a merger agreement under which all of the outstanding common shares of Swisher International were exchanged for 57,789,630 common shares of Swisher Hygiene, formerly named CoolBrands International, Inc., such that Swisher International became a wholly-owned subsidiary of Swisher Hygiene. In connection with this transaction, we incurred certain directly-related legal, accounting and other professional expenses. These expenses totaled $5,122,067 and were incurred entirely in our third and fourth quarters in 2010.

Depreciation and Amortization

Depreciation and amortization consists of depreciation of property and equipment and the amortization of intangible assets. Depreciation and amortization for the year ended December 31, 2010 increased $113,121 or 2.4% to $4,857,173 as compared to $4,744,052 in 2009. This increase includes $869,121 related to the acquisition of four franchises and five independent companies in 2010 and 2009 and is primarily the result of amortization for acquired other intangible assets including customer relationships and non-compete agreements obtained as part of these acquisitions. This increase is offset by approximately $446,000 of amortization related to other intangibles that were fully amortized in 2010, and approximately $419,000 for items in services included in property and equipment that were fully amortized in 2010, offset by depreciation for additional capital expenditures.

Other expense, net

Other expense, net for the years ended December 31, 2010 and 2009 are as follows:

		% of		% of
		Total		Total
	2010	Revenue	2009	Revenue

Interest Income	$100,212	0.2%	$54,797	0.1%
Interest expense	(1,677,076)	(2.6)	(1,063,411)	(1.9)
Gain on foreign currency	820,032	1.3	34,653	0.1
Forgiveness of debt	—	—	500,000	0.9
Gain on bargain purchase	—	—	94,107	0.2
Impairment losses	—	—	(30,000)	(0.1)

Total other expense, net	$(756,832)	(1.2)%	$(409,854)	(0.7)%

Interest income primarily relates to a note receivable from our master licensee in the U.K. and interest earned on cash and cash equivalents balances. Interest income increased in 2010 by $45,415 as compared to 2009 due primarily to increased interest earned on the cash received from the Merger.

Interest expense represents interest on borrowings under our credit facilities, notes incurred in connection with acquisitions, advances from shareholders and the purchase of equipment and software. Interest expenses for 2010 increased $613,665 or 57.7% to $1,677,076 as compared to 2009. The $613,665 increase is primarily the result of a $15,882,571 year-to-year increase in debt and shareholder advances, including the $21,445,000 of shareholder advances that were converted to equity on November 2, 2010 as a result of the Merger.

Gain on foreign currency represents the foreign currency translation adjustments. During 2010,we converted $50,461,794 of cash held in Canadian dollars at favorable U.S. exchange rates, which resulted in a realized gain of $838,266 in 2010.

From 2006 until 2008, we agreed to pay a company owned by a shareholder a fee for services provided, including product development, marketing and branding strategy, and management advisory assistance totaling $500,000. In 2009, the related company waived it rights to these fees and accordingly, the accrued balance of $500,000, which was outstanding as of December 31, 2008, has been recorded as forgiveness of debt. We considered the accounting alternatives for the treatment of this transaction and concluded that since the transaction represented the forgiveness of a previously expensed liability, it was most appropriately reflected in other income.

The gain from bargain purchases recognized in 2009 was related to our acquisition of franchisees where the fair value of the assets acquired exceeded the purchase price. The impairment losses recognized in 2009 were related to customer lists whose carrying value was determined to be less than their fair value.

SWISHER HYGIENE INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS FOR THE
YEAR ENDED DECEMBER 31, 2009 AS COMPARED
TO THE YEAR ENDED DECEMBER 31, 2008

	2009	%(1)	2008	%(1)

Revenue:
Products	$27,316,876	48.1%	$25,935,493	40.5%
Service	16,573,821	29.2	19,895,990	31.0
Franchise and other	12,923,327	22.7	18,277,408	28.5

Total revenue	56,814,024	100.0	64,108,891	100.0

Costs and Expenses:
Cost of sales	22,304,515	39.3	25,071,410	39.1
Route expenses	12,519,891	28.5	14,201,243	31.0
Selling, general and administrative	24,094,701	42.4	30,057,178	46.9
Depreciation and amortization	4,744,052	8.4	5,206,632	8.1

Total costs and expenses	63,663,159	112.1	74,536,463	116.3

Loss from Operations	(6,849,135)	(12.1)	(10,427,572)	(16.3)
Other expense, net	(409,854)	(0.7)	(1,560,299)	(2.4)

Net Loss	$(7,258,989)	(12.8)%	$(11,987,871)	(18.7)%

Loss per share basic and diluted	$(0.13)		$(0.21)

	2009		2008

Company-owned locations	60		44
Franchises	15		35
International Master Licenses	10		11

(1)	Calculated as a percentage of total revenue, except for Route Expenses which is calculated as a percentage of revenue from Products and Services, as route expenses relate solely to revenue from operations for sales of Products and Services.

Revenue

Total revenue and the revenue derived from each revenue type for the years ended December 31, 2009 and 2008 are as follows:

		% of		% of
		Total		Total
	2009	Revenue	2008	Revenue

Revenue
Products and service:
Hygiene services	$16,573,821	29.2%	$19,895,990	31.0%
Chemical	10,319,434	18.2	6,914,652	10.8
Paper	11,549,037	20.3	12,760,759	19.9
Rental and other	5,448,405	9.6	6,260,082	9.8

Total product and service	43,890,697	77.3	45,831,483	71.5
Franchise and other:
Product sales	8,732,038	15.4	11,904,308	18.6
Fees	4,191,289	7.3	6,373,100	9.9

Total franchise and other	12,923,327	22.7	18,277,408	28.5

Total revenue	$56,814,024	100.0%	$64,108,891	100.0%

Total revenue for the year ended December 31, 2009 decreased $7,294,867 or 11.4% to $56,814,024 as compared to the same period of 2008. This decrease includes an increase of $4,321,596 in revenue from the acquisition of 18 franchises and an independent chemical company in 2009 and two franchises in 2008, which was offset by a $2,294,328 loss in franchise products sales and fees earned in 2008 from the acquired franchises. Excluding the effect of these acquisitions, revenue for the years ended December 31, 2009 as compared to the same period of 2008 decreased $9,322,135 or 14.5% primarily from decreases of: (i) $5,855,055 or 29.4% in hygiene services; (ii) $2,168,996 or 17.0% in paper; (iii) $1,130,467 or 18.1% in rental; and (iv) $3,059,753 or 16.7% in product sales and fees earned from our remaining franchises. These decreases were partially offset by a $2,892,136 or 41.8% increase in chemical revenue.

The increase in chemical revenue is attributable to the success of our corporate account and distributor sales programs that were launched during 2008, as well as sales by our field employees. The decrease in hygiene, paper and rental and other revenue was primarily a result of the prolonged effect of the challenging economic conditions we have experienced. These economic conditions resulted in customer attrition, lower consumption levels of products and services and a reduction or elimination in spending for hygiene-related products and services by our customers.

The decrease in product sales and fees from our remaining franchisees was a result of: (i) lower sales in our U.K. operation of $1,708,738, due to the sale of that operation in January 2009; (ii) the impact of the acquisition of certain franchises of $2,294,328; and (iii) a $1,351,016 decline in product sales and fees resulting from a 31.4% decrease in customer revenue experienced by our franchises. This decline is attributed to the prolonged effect of the challenging economic conditions being experienced by our franchisees. These economic conditions resulted in customer attrition, lower consumption levels of products and services and a reduction or elimination in spending for hygiene related products and services by franchisee customers

Cost of Sales

Cost of sales for the years ended December 31, 2009 and 2008 are as follows:

	2009	%(1)	2008	%(1)

Company-owned operations	$14,385,596	32.8%	$14,329,153	31.3%
Franchisee product sales	7,918,919	90.7	10,742,257	90.2

Total cost of sales	$22,304,515	39.3%	$25,071,410	39.1%

(1)	Represents cost as a percentage of the respective product line revenue.

Cost of sales consists primarily of paper, air freshener, chemicals and other consumable products sold to our customers, franchisees and international licensees. Total cost of sales for the year ended December 31, 2009 decreased $2,766,895 or 11.0% to $22,304,515 as compared to the same period of 2008. This decrease included an increase of $806,117 related to the acquisition of 18 franchises and an independent chemical company in 2009 and two franchises in 2008. Excluding the impact of acquisitions, total cost of sales for the years ended December 31, 2009 as compared to the same period of 2008 decreased $3,573,012 or 14.3%.

The cost of sales for company-owned operations for the year ended December 31, 2009 increased $56,443 or 0.4% to $14,385,596 as compared to the same period of 2008. This included an increase of $806,117 in cost of sales related to the acquisition of 18 franchises and an independent chemical company in 2009 and two franchises in 2008. Cost of sales for company-owned operations, excluding the impact of acquisitions, was 34.2% of related revenue for the year ended December 31, 2009 as compared to 31.3% for the same period of 2008. Excluding the impact of the acquisitions, cost of sales for company-owned operations decreased $749,674 or 5.2% to $13,579,479 as compared to the same period of 2009. The $749,674 decrease consisted primarily of a $1,655,760 decrease due to lower revenue volume in 2009 and $911,045 in cost reductions resulting from purchasing and operational efficiencies in 2009. These decreases were offset by an increase of $1,283,317 in sales mix shift change from lower cost hygiene services to higher cost chemical product sales and $533,814 higher freight expenses.

Cost of sales to franchisees for the year ended December 31, 2009 decreased $2,823,338 or 26.3% to $7,918,919 as compared to the same period of 2008. This included a decrease of $1,306,409 related to the acquisition of 18 franchises and an independent chemical company in 2009 and two franchises in 2008. Cost of sales to franchisees, excluding the impact of acquisitions, was 90.6% of franchisee product revenue for the year ended December 31, 2009 as compared to 88.5% for the same period of 2008. Excluding the impact of acquisitions, cost of sales to franchisees for the year ended December 31, 2009, decreased $1,516,929 or 14.1% as compared to the same period of 2008. The $1,516,929 decrease was primarily a result of (i) a decline in products purchased by franchisees due to a 31.4% decrease in customer revenue experienced by our franchisees; (ii) and the effect of a 50% reduction in the mark-up on certain products we sell to franchisees; and (iii) the reduction in revenue related to our U.K. operation, which was sold in January 2009.

Route Expenses

Route expenses consist primarily of the costs incurred by us for the delivery of products and providing services to customers. The details of route expenses for the years ended December 31, 2009 and 2008 are as follows:

	2009	%(1)	2008	%(1)

Compensation	$9,085,209	20.7%	$9,990,412	21.8%
Vehicle expenses	3,144,603	7.2	3,810,394	8.3
Other	290,079	0.7	400,437	0.9

Total route expenses	$12,519,891	28.5%	$14,201,243	31.0%

(1)	Represents cost as a percentage of Products and Services revenue.

Route expenses for the year ended December 31, 2009 decreased $1,681,352 or 11.8% to $12,519,891 as compared to the same period of 2008. This decrease included an increase of $1,064,676 related to the acquisition of 18 franchises and an independent chemical company in 2009 and two franchises in 2008. Excluding the impact of acquisitions, route expenses for the years ended December 31, 2009 as compared to the same period of 2008 decreased $2,746,028 or 19.3% to $11,455,215. The decrease consisted primarily of $1,838,795 in compensation and $784,045 in vehicle expenses. These cost reductions were a result of route consolidation and optimization initiatives made in response to the prolonged effect of the challenging economic conditions we have experienced. These economic conditions resulted in customer attrition, lower consumption levels of products and services and a reduction or elimination in spending for hygiene-related products and services by our customers.

Selling, General and Administrative Expenses

The details of selling, general and administrative expenses for the years ended December 31, 2009 and 2008 are as follows:

		% of		% of
		Total		Total
	2009	Revenue	2008	Revenue

Compensation	$16,975,556	29.9%	$20,356,810	31.8%
Occupancy	3,124,466	5.5	2,934,305	4.6
Other	3,994,679	7.0	6,766,063	10.6

Total selling, general, and administrative	$24,094,701	42.4%	$30,057,178	46.9%

Selling, general and administrative expenses for the years ended December 31, 2009 decreased $5,962,477, or 19.8%, to $24,094,701 as compared to 2008. This decrease included an increase of $1,069,087 in expenses related to the acquisition of 18 franchises and an independent chemical company in 2009 and two franchises in 2008. Excluding the impact of acquisitions, selling, general and administrative expenses for the years ended December 31, 2009 as compared to the same period of 2008 decreased $7,031,564, or 23.4%.

Compensation for the year ended December 31, 2009 decreased $3,381,254, or 16.6%, to $16,975,556, as compared to the same period of 2008. This decrease included an increase of $911,335 related to the acquisition of 18 franchises and an independent chemical company in 2009 and two franchises in 2008. Excluding the impact of acquisitions, compensation expenses for the year ended December 31, 2009 as compared to the same period of 2008 decreased $4,292,589, or 21.1% to $16,064,221. This decrease was primarily a result of reductions in compensation of: (i) $2,955,479 in field operating and sales personal in response to changing economic conditions; (ii) $362,212 of corporate staff resulting from the discontinuation of providing certain business services to franchisees; and (iii) $974,898 related to our U.K. operation, which was sold in January 2009.

Occupancy expenses for the year ended December 31, 2009 increased $190,161, or 6.5%, to $3,124,466, as compared to the same period of 2008. The increase of $190,161 included an increase of $138,589 related to the acquisition of 18 franchises and an independent chemical company in 2009 and two franchises in 2008. Excluding the impact of acquisitions, occupancy expenses for the year ended December 31, 2009 as compared to the same period of 2008 increased $51,572, or 1.8% to $2,985,877.

Other expenses for the year ended December 31, 2009 decreased $2,771,384, or 41.0%, to $3,994,679 as compared to 2008. This decrease included an increase of $19,163 related to the acquisition of 18 franchises and an independent chemical company in 2009 and two franchises in 2008. Excluding the impact of the acquisitions, other expenses for the years ended December 31, 2009 as compared to the same period of 2008 decreased $2,790,547, or 41.2% to $3,975,516. This decrease was a result of: (i) $1,065,707 in marketing and office support costs resulting from the elimination of field operating and sales personnel; (ii) $167,803 in printing and other costs associated with the discontinuation of providing certain business services to franchisees; (iii) $537,490 of costs related to our U.K. operation, which was sold in January 2009;

(iv) $392,609 in costs related to the implementation of our technology platform; and (v) $626,938 in bad debt expense.

Depreciation and Amortization

Depreciation and amortization consists of depreciation of property and equipment and the amortization of intangible assets. Depreciation and amortization for the year ended December 31, 2009 decreased $462,580 or 8.9% to $4,744,052 as compared to $5,206,632 in 2008. This decrease is primarily a result of: (i) lower depreciation of $876,580 as property and equipment purchased in earlier years which has now fully depreciated and was partly offset by (ii) increased depreciation on ware washing and chemical dispensing equipment as we continued expanding our chemical sales programs and (iii) $61,065 of increased amortization of intangibles related to certain new business acquisitions.

Other expense, net

Other expense, net for the years ended December 31, 2009 and 2008 are as follows:

		% of		% of
		Total		Total
	2009	Revenue	2008	Revenue

Interest income	$54,797	0.1	$10,337	—
Interest expense	(1,063,411)	(1.9)	(1,292,664)	(2.0)
Gain (loss) on foreign currency	34,653	0.1	(54,972)	(0.1)
Forgiveness of debt	500,000	0.9	—	—
Gain on bargain purchase	94,107	0.2	—	—
Impairment losses	(30,000)	(0.1)	(223,000)	(0.3)

Total other expense	$(409,854)	(0.7)%	$(1,560,299)	(2.4)%

Interest expense represents interest on borrowings under our credit facility, notes incurred in connection with acquisitions and for the purchases of equipment and software. Interest expenses for the year ended December 31, 2009 decreased $229,253 or 17.7% to $1,063,411 as compared to the same period of 2008. The $229,253 decrease is primarily a result of lower interest rates on bank lines of credit offset by increased interest expense on notes incurred in connection with the 2009 acquisitions.

From 2006 until 2008, we agreed to pay a company owned by a shareholder a fee for services provided, including product development, marketing and branding strategy, and management advisory assistance totaling $500,000. In 2009, the related company waived it rights to these fees and accordingly, the accrued balance of $500,000, which was outstanding as of December 31, 2008, has been recorded as forgiveness of debt. We considered the accounting alternatives for the treatment of this transaction and concluded that since the transaction represented the forgiveness of a previously expensed liability, it was most appropriately reflected in other income.

The gain on bargain purchase recognized in 2009 was related to the acquisition of franchisees where the fair value of the assets acquired exceeded purchase price.

We test goodwill and other intangible assets for impairment on an annual basis or when circumstances change that would more likely than not reduce the fair value of the goodwill and intangible assets to amounts that are less than their carrying amounts. For the years ended December 31, 2009 and 2008, impairment losses were recognized on goodwill and other intangible assets totaling $30,000 and $223,000, respectively.

Cash Flow Summary

The following table summarizes cash flows for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008

Net cash used in operating activities	$(11,519,604)	$(5,700,320)	$(6,770,438)
Net cash used in investing activities	(14,799,196)	(4,385,655)	(3,654,597)
Net cash provided by financing activities	63,980,211	11,014,580	9,693,281
Effect of foreign exchange rates on cash	—	—	(160,611)

Net increase (decrease) in cash and cash equivalents	$37,661,411	$928,605	$(892,365)

Operating Activities

For the year ended December 31, 2010, net cash used in operating activities increased $5,819,284 or 102.1% to $11,519,604, compared with net cash used in operating activities of $5,700,320 for the same period of 2009. The increase includes $10,311,015 higher loss, net of non-cash items, which as described above includes $5,122,067 of merger expenses. This higher year to year loss was partly offset by increased depreciation and amortization of $133,121, and improved changes in working capital of $4,378,611.

For the year ended December 31, 2009, net cash used in operating activities decreased $1,070,118 or 15.8% to $5,700,320, compared with net cash used in operating activities of $6,770,438 for the same period of 2008. The $1,070,118 decrease consisted of a $4,728,882 decreased net loss, a lower adjustment for depreciation and amortization of $462,580 and a $3,196,184 change in working capital and other non-cash items.

Investing Activities

For the year ended December 31, 2010, net cash used in investing activities increased $10,413,541 to $14,799,196 or 237.5% compared with net cash used in investing activities of $4,385,655 for the same period of 2009. For the year ended December 31, 2009, net cash used in investing activities increased $731,058 to $4,385,655 compared with net cash used in investing activities of $3,654,597 for the same period of 2008.

The 2010 increase of $10,413,541 is the result an increase in payments received on notes receivable of $454,507 offset by increased capital expenditures of $1,612,738 including $1,191,520 of dish machines, dispensers and other service items, an increase of $4,061,977 for additional acquisitions and $5,193,333 of restricted cash in support of a convertible promissory note issued in connection with an acquisition in 2010.

The 2009 increase is due to higher capital expenditures in 2009 of $174,943, increased acquisitions of $548,023, and lower collections on notes receivable of $8,092.

Financing Activities

For the year ended December 31, 2010, cash provided by financing activities increased $52,965,631 to $63,980,211 or 480.9%, compared with net cash provided by financing activities of $11,014,580 during 2009. For the year ended December 31, 2009, cash provided by financing activities increased $1,321,299 to $11,014,580, compared with net cash provided by financing activities of $9,693,281 during 2008. Net cash provided from financing activities consists primarily of: (i) cash received in the Merger; (ii) proceeds from advances and distributions to shareholders; (iii) borrowing under credit facilities; and (iv) payments made on long term obligations.

The proceeds from advances and distributions to shareholders were $7,870,000 for the year ended December 31, 2010 as compared to $12,645,000 during 2009 and $5,000,000 during 2008. We made repayments to shareholders of $2,070,000, $115,000, and $715,845 for the years ended December 31, 2010, 2009, and 2008, respectively. As part of the Merger in November 2010, $22,198,194 of the advances from shareholders, including interest, were converted into equity. As of December 31, 2010, there is $2,000,000 of shareholder advances outstanding that are due in November 2011. In addition, we received cash of $61,850,226 in the Merger on November 2, 2010.

During the year ended December 31, 2008, we borrowed $6,296,118 under the credit facilities. There were no borrowings under the credit facilities for the year ended December 31, 2010 and 2009, since we had borrowed the maximum available under the credit facilities in 2008. For the year ended December 2010, 2009 and 2008, the payments on long term debt were $3,670,015, $1,515,420, and $886,995, respectively. The increasing payments on long term obligations are primarily due to additional debt assumed as part of acquisitions.

Liquidity and Capital Resources

We have historically funded the development and growth of our business with cash generated from operations, shareholder advances, bank credit facilities and third party financing for acquisitions and capital leases for equipment.

Revolving credit facilities

In November 2005, we entered into a revolving line of credit for a maximum borrowing of up to $5,000,000 which was to expire in November 2008. In March 2008, this line was replaced with a new line of credit for a maximum borrowing of up to $10,000,000, which we refer to as the $10 million credit facility. Borrowings under the $10 million credit facility are used for general working capital purposes, capital expenditures and acquisitions. Our obligations under the $10 million credit facility are guaranteed by certain of our subsidiaries, and HB Services and its subsidiaries. In addition, Mr. Huizenga had guaranteed up to $5,000,000 of our obligations under the $10 million credit facility; however, this guarantee was released in 2011. Our obligations under the $10 million credit facility are secured by a lien on our assets, including the assets of our subsidiaries, HB Services, and its subsidiaries. Outstanding principal, accrued and unpaid interest and other amounts payable under the $10 million credit facility may be accelerated upon an event of default. The line of credit was modified in February 2011 to extend the maturity date to January 2012. Currently, borrowings under the $10 million credit facility bear interest at 3.11%.

In June 2008, we entered into a revolving credit facility for a maximum borrowing of up to $15,000,000 with a maturity of June 2009, which we refer to as the $15 million credit facility and together with the $10 million credit facility, our credit facilities. The $15 million credit facility was modified in 2009 to extend the maturity date to January 1, 2010, in 2010 to extend the maturity date further to February 28, 2011, and in February 2011 to extend the maturity date to January 2012. Borrowings under the $15 million credit facility are used for general working capital purposes, capital expenditures and acquisitions. HB Service’s obligations under the $15 million credit facility were fully guaranteed by Mr. Huizenga; however, this guarantee was released in 2011. Outstanding principal, accrued and unpaid interest and other amounts payable under the $15 million credit facility may be accelerated upon an event of default. Currently, borrowings under the $15 million credit facility bear interest at 1.76%.

The credit facilities contain various restrictive covenants which limit or prevent, without the express consent of the bank, making loans, advances, or other extensions of credit, change in control, consolidation, mergers or acquisitions, issuing dividends, selling, assigning, leasing, transferring or disposing of any part of the business and incurring indebtedness.

As of November 5, 2010, we amended our credit facilities to eliminate all restrictive and financial covenants currently included in the credit facilities, except the following: (i) we must maintain, at all times, unencumbered cash and cash equivalents in excess of $15,000,000 and (ii) we may not without the consent incur or permit our subsidiaries to incur new indebtedness or make new investments (except for investments in franchisees) in connection with the acquisition of franchisees and other businesses within our same line of business in excess of $25 million in the aggregate at any time.

In February 2011, we amended both credit facilities under essentially the same terms and conditions as the original agreements except for: (i) the maturity date was extended to January 2012 and (ii) Mr. Huizenga was released from his personnel guarantee under the credit facilities.

On March 30, 2011, we entered into a $100 million senior secured revolving credit facility with Wells Fargo. Under the new credit facility, Swisher Hygiene has initial borrowing availability of $32.5 million, which we expect will increase to the fully committed $100 million upon delivery of our unaudited quarterly financial statements for the quarter ended March 31, 2011. Borrowings under the facility are secured by a first priority lien on substantially all our existing and hereafter acquired assets, including $25 million of cash on borrowings in excess of $75 million.

Interest on borrowings under the credit facility accrues at LIBOR plus 2.5% to 4.0%, depending on the ratio of senior debt to Consolidated EBITDA and interest is payable no more frequently than monthly on all outstanding borrowings. The credit facility matures on July 31, 2013.

Borrowings and availability under the credit facility are subject to compliance with financial covenants, including achieving specified Consolidated EBITDA targets and maintaining specified leverage and liquidity ratios. The credit facility also places restrictions on our ability to incur additional indebtedness, make certain acquisitions, create liens or other encumbrances, sell or otherwise dispose of assets, and merge or consolidate with other entities.

Our obligations under the credit facility are guaranteed by all our domestic subsidiaries and secured by all the assets and stock of our domestic subsidiaries and substantially all of the stock of our foreign subsidiaries. The new credit facility replaces our current aggregated $25 million credit facilities, which are discussed in Note 6 to the Notes to Consolidated Financial Statements.

Shareholder advances

Beginning in May 2008 through June 2010, we borrowed an aggregate of $21,445,000 from Royal Palm Mortgage Group LLC (“Royal Palm”), an affiliate of Mr. Huizenga, pursuant to an unsecured promissory note. The note matures in June 2011. The note bears interest at the one-month LIBOR plus 2.0%. Interest was 2.23% at December 31, 2009. In July 2010, Mr. Berrard purchased $10,722,500 of the total debt, plus accrued interest, represented by this note. In connection with and immediately before the Merger, the note was cancelled and the amounts owing there under, plus accrued interest, were contributed as capital.

In the latter part of 2009, Mr. Berrard advanced us $800,000 pursuant to an unsecured promissory note. The advance was repaid in March 2010.

In August 2010, we borrowed $2,000,000 from Royal Palm pursuant to an unsecured promissory note. The note matures on the earlier of the one year anniversary of the effective time of the Merger or January 1, 2012. The note bears interest at the short-term Applicable Federal Rate and the interest rate will adjust on a monthly basis as the short-term Applicable Federal Rate adjusts. As of December 31, 2010 the outstanding amount owed under the note was $2,004,444. No interest or principal has been paid as of December 31, 2010.

In August 2010, we borrowed $950,000 from Royal Palm pursuant to an unsecured promissory note. The note bears interest at the short-term Applicable Federal Rate and the interest rate adjusts on a monthly basis as the short-term Applicable Federal Rate adjusts. The note matured at the effective time of the Merger and was paid in connection with the closing.

Acquisition-related note payables

During the year ended December 31, 2010 and 2009, we incurred or assumed $12,883,089 and $7,954,305, respectively, of debt to sellers in connection with certain acquisitions. Two seller notes payable relating to this debt, totaling $3,050,000, are secured by letters of credit, which are secured by certain assets of Messrs. Huizenga and Berrard. The remaining notes payable are secured by the assets of the acquired businesses or our assets. At December 31, 2010, total seller notes payable were due in monthly installments and bore interest at rates ranging between 2.5% — 11%. The obligations mature at various times through 2019.

On March 1, 2011, we closed the acquisition of Choice and issued approximately 8.3 million shares of its common stock to the former shareholders of Choice and assumed approximately $40.9 million in debt, of which $39.2 million was paid down with proceeds from the private placement of the Subscription Receipts. In addition, certain shareholders of Choice received $5.7 million in cash and warrants to purchase an additional 0.9 million shares at an exercise price of $6.21.

Private Placement

On March 22, 2011, we entered into a series of arm’s length securities purchase agreements to sell 12,000,000 shares of our common stock at a price of $5.00 per share, for aggregate proceeds of $60,000,000 to certain funds of a global financial institution (the “Private Placement”). We intend to use the proceeds from the Private Placement to further our organic and acquisition growth strategy, as well as for working capital purposes.

On March 23, 2011, we closed the Private Placement and issued 12,000,000 shares of our common stock. Pursuant to the securities purchase agreements, the shares of common stock issued in the Private Placement may not be transferred on or before June 24, 2011 without our consent. We agreed to use our commercially reasonable efforts to file a resale registration statement with the SEC relating to the shares of common stock sold in the Private Placement. If the registration statement is not filed or declared effective within specified time periods, the investors will be entitled to receive liquidated damages in cash equal to one percent of the original offering price for each share that at such time remains subject to resale restrictions.

Cash Requirements

Our cash requirements for the next twelve months consist primarily of: (i) capital expenditures associated with dispensing equipment, dish machines and other items in service at customer locations and equipment and software; (ii) financing for acquisitions; (iii) working capital; and (iv) payment of principal and interest on borrowings under our credit facility, debt obligations incurred or assumed in connection with acquisitions, and other notes payable for equipment and software.

As a result of the Merger, on November 2, 2010, our cash and cash equivalents increased by $61,850,226. In addition, as a result of the Private Placement, on March 23, 2011, our cash and cash equivalents increased by $58,860,000. We expect that our cash on hand and the cash flow provided by operating activities will be sufficient to fund working capital, general corporate needs and planned capital expenditure for the next 12 months. However, there is no assurance that these sources of liquidity will be sufficient to fund our internal growth initiatives or the investments and acquisition activities that we may wish to pursue. If we pursue significant internal growth initiatives or if we wish to acquire additional businesses in transactions that include cash payments as part of the purchase price, we may pursue additional debt or equity sources to finance such transactions and activities, depending on market conditions.

Contractual Obligations

Long-term contractual obligations at December 31, 2010 are as follows:

		Less than			5 or More
	Total	1 Year	1-2 Years	3-4 Years	Years
Long term obligations	$43,382,702	$12,352,850	$27,318,652	$1,758,350	$1,952,850
Shareholder loans	$2,000,000	2,000,000	—	—	—
Operating leases	$6,721,480	2,031,400	1,547,400	1,076,490	2,066,190
Interest payments	$1,094,640	544,729	193,575	119,504	236,831

Total long-term contractual cash obligations	$53,198,822	$16,928,979	$29,059,627	$2,954,344	$4,255,871

Note 1 —	Shareholder loans of $2,000,000 mature in November 2011. This balance excludes the liability component related to the conversion feature of the convertible promissory notes that is included in short term obligations on the Consolidated Balance Sheets. See Note 6 to the Notes to Consolidated Financial Statements for a detailed discussion of long term obligations.

Note 2 —	Operating leases consist primarily of facility and vehicle leases.

Note 3 —	Interest payments include interest on both fixed and variable rate debt. Rates have been assumed to increase 75 basis points in fiscal 2011, increase 75 basis points in fiscal 2012, increase 100 basis points in fiscal 2013, increase 100 basis points in both fiscal 2014 and 2015 and increase additional 100 basis points in each year thereafter.

Inflation and Changing Prices

Changes in wages, benefits and energy costs have the potential to materially impact our financial results. We believe that we are able to increase prices to counteract the majority of the inflationary effects of increasing costs and to generate sufficient cash flows to maintain our productive capability. During the year ended December 31, 2010 and 2009, we do not believe that inflation has had a material impact on our financial position or results of operations. However, we cannot predict what effect inflation may have on our operations in the future.

Litigation and Other Contingencies

We are subject to legal proceedings and claims which arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

Other than operating leases, there are no off-balance sheet financing arrangements or relationships with unconsolidated entities or financial partnerships, which are often referred to as “special purpose entities.” Therefore, there is no exposure to any financing, liquidity, market or credit risk that could arise, had we engaged in such relationships.

In connection with a distribution agreement entered into in December 2010, we provided a guarantee that the distributor’s operating cash flows associated with the agreement would not fall below certain agreed-to minimums, subject to certain pre-defined conditions, over the ten year term of the distribution agreement. If the distributor’s annual operating cash flow does fall below the agreed-to annual minimums, we will reimburse the distributor for any such short fall up to $1,447,000 per year. No value was assigned to the fair value of the guarantee at December 31, 2010 based on a probability assessment of the projected cash flows. Management currently does not believe that it is probable that any amounts will be paid under this agreement and thus there is no amount accrued for the guarantee in the Consolidated Financial Statements.

Interest Rate Risk

At December 31, 2010, we had variable rate debt of $24,946,932 under two lines of credit with an average periodic interest rate on outstanding balances that fluctuates based on LIBOR plus 1.5% — 2.35%. At the above level of borrowings, for every 50 basis point change in LIBOR, interest expense associated with such borrowings would correspondingly increase or decrease by approximately $43,000. This analysis does not consider the effects of any other changes to our capital structure. A 10% change in interest rates would have an immaterial effect on the fair value of our final rate debt.

Fuel

Fuel costs represent a significant operating expense. To date, we have not entered into any contracts or employed any strategies to mitigate our exposure to fuel costs. Historically, we have made limited use of fuel surcharges or delivery fees to help offset rises in fuel costs. Such charges have not been in the past, and we believe will not be going forward, applicable to all customers. Consequently, an increase in fuel costs results in a decrease in our operating margin percentage. At current consumption level, a $0.50 change in the price of fuel changes our fuel costs by approximately $266,000 on an annual basis.

FORWARD-LOOKING STATEMENTS

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Form 10-K or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include the following:

•	We have a history of significant operating losses and as such our future revenue and operating profitability are uncertain;

•	We may be harmed if we do not penetrate markets and grow our current business operations;

•	We may require additional capital in the future and no assurance can be given that such capital will be available on terms acceptable to us, or at all;

•	Failure to attract, train, and retain personnel to manage our growth could adversely impact our operating results;

•	We may not be able to properly integrate the operations of acquired businesses and achieve anticipated benefits of cost savings or revenue enhancements;

•	We may incur unexpected costs, expenses, or liabilities relating to undisclosed liabilities of our acquired businesses;

•	We may recognize impairment charges which could adversely affect our results of operations and financial condition;

•	Goodwill resulting from acquisitions may adversely affect our results of operations;

•	Future issuances of our common stock in connection with acquisitions could have a dilutive effect on your investment;

•	Future sales of Swisher Hygiene shares by our stockholders could affect the market price of our shares;

•	Our business and growth strategy depends in large part on the success of our franchisees and international licensees, and our brand reputation may be harmed by actions out of our control that are taken by franchisees and international licensees;

•	Failure to retain our current customers and renew existing customer contracts could adversely affect our business;

•	The pricing, terms, and length of customer service agreements may constrain our ability to recover costs and to make a profit on our contracts;

•	Changes in economic conditions that impact the industries in which our end-users primarily operate in could adversely affect our business;

•	Our solid waste collection operations are geographically concentrated and are therefore subject to regional economic downturns and other regional factors;

•	If we are required to change the pricing models for our products or services to compete successfully, our margins and operating results may be adversely affected;

•	Several members of our senior management team are critical to our business and if these individuals do not remain with us in the future, it could have a material adverse impact on our business, financial condition and results of operations;

•	The financial condition and operating ability of third parties may adversely affect our business;

•	Increases in fuel and energy costs could adversely affect our results of operations and financial condition;

•	Our products contain hazardous materials and chemicals, which could result in claims against us;

•	We are subject to environmental, health and safety regulations, and may be adversely affected by new and changing laws and regulations, that generate ongoing environmental costs and could subject us to liability;

•	Future changes in laws or renewal enforcement of laws regulating the flow of solid waste in interstate commerce could adversely affect our results of operations and financial condition;

•	If our products are improperly manufactured, packaged, or labeled or become adulterated, those items may need to be recalled;

•	Changes in the types or variety of our service offerings could affect our financial performance;

•	We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business;

•	If we are unable to protect our information and telecommunication systems against disruptions or failures, our operations could be disrupted;

•	Insurance policies may not cover all operating risks and a casualty loss beyond the limits of our coverage could adversely impact our business;

•	Our current size and growth strategy could cause our revenue and operating results to fluctuate more than some of our larger, more established competitors or other public companies;

•	Certain stockholders may exert significant influence over corporate action requiring stockholder approval; and

•	Provisions of Delaware law and our organizational documents may delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks, including changes in interest rates and fuel prices. We do not use financial instruments for speculative trading purposes and we do not hold derivative financial instruments that could expose us to significant market risk. We do not currently have any contract with vendors where we have exposure to the underlying commodity prices. In such event, we would consider implementing price increases and pursue cost reduction initiatives; however, we may not be able to pass on these increase in whole or in part to our customers or realize costs savings needed to offset these increases. The following discussion does not consider the effects that an adverse change may have on the overall economy, and it also does not consider actions we may take to mitigate our expose to these changes. We cannot guarantee that the action we take to mitigate these exposures will be successful.

Item 8.	Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SWISHER HYGIENE INC. AND SUBSIDIARIES

Consolidated Financial Statements As of December 31, 2010 and 2009, and for the
Three Years Ended December 31, 2010

Board of Directors
Swisher Hygiene Inc. and Subsidiaries
Charlotte, North Carolina

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Swisher Hygiene Inc. and Subsidiaries (the “Company”) as of December 31, 2010, and the related consolidated statements of operations and comprehensive loss, equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index for the year ended December 31, 2010. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Swisher Hygiene Inc. and Subsidiaries as of December 31, 2010, and the results of its operations and its cash flows the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule for the year ended December 31, 2010, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, to information set forth therein.

/s/ BDO USA, LLP
Charlotte, North Carolina
March 31, 2011

Board of Directors
Swisher Hygiene Inc. and Subsidiaries
Charlotte, North Carolina

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Swisher Hygiene Inc. and Subsidiaries as of December 31, 2009 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and accumulated other comprehensive loss, and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Swisher Hygiene Inc. and Subsidiaries is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Swisher Hygiene Inc. and Subsidiaries as of December 31, 2009, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Scharf Pera & Co., PLLC
Charlotte, North Carolina
November 2, 2010

SWISHER HYGIENE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 and 2009

	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$38,931,738	$1,270,327
Restricted cash	5,193,333	—
Accounts receivable, net	7,068,629	4,954,010
Inventory, net	2,968,076	1,295,784
Other assets	894,719	242,093

Total current assets	55,056,495	7,762,214

Property and equipment, net	11,324,055	7,859,482

Other assets
Goodwill	29,660,309	18,353,489
Other intangibles, net	7,668,805	3,580,458
Other noncurrent assets	2,524,598	1,362,296

Total other assets	39,853,712	23,296,243

	$106,234,262	$38,917,939

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$5,615,467	$3,604,266
Accrued expenses and other current liabilities	3,720,465	2,584,852
Short term obligations	13,378,710	2,295,290
Advances from shareholder	2,000,000	800,000

Total current liabilities	24,714,642	9,284,408

Long term obligations	31,028,992	32,029,841
Advances from shareholder	—	16,845,000
Deferred income tax liabilities	1,700,000	—
Other long term liabilities	2,763,051	112,000

Total noncurrent liabilities	35,492,043	48,986,841

Commitments and contingencies	—	—

Equity
Swisher Hygiene Inc. stockholders’ equity
Common stock, par value $0.001, authorized 400,000,000 shares; 114,015,063 and 57,789,630 shares issued and outstanding at December 31, 2010 and 2009, respectively	114,015	57,790
Additional paid-in capital	54,725,897	27,487,740
Accumulated deficit	(8,996,759)	(47,000,736)
Accumulated other comprehensive income	73,985	—

Total Swisher Hygiene Inc. stockholders’ equity	45,917,138	(19,455,206)
Non-controlling interest	110,439	101,896

Total equity	46,027,577	(19,353,310)

	$106,234,262	$38,917,939

See Notes to Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE YEARS ENDED DECEMBER 31, 2010

	2010	2009	2008

Revenue
Product	$37,690,324	$27,316,876	$25,935,493
Service	17,737,440	16,573,821	19,895,990
Franchise and other	8,224,554	12,923,327	18,277,408

Total revenue	63,652,318	56,814,024	64,108,891

Costs and expenses
Cost of sales	23,597,229	22,304,515	25,071,410
Route expenses	13,930,653	12,519,891	14,201,243
Selling, general, and administrative	31,258,368	24,094,701	30,057,178
Merger expenses	5,122,067	—	—
Depreciation and amortization	4,857,173	4,744,052	5,206,632

Total costs and expenses	78,765,490	63,663,159	74,536,463

Loss from operations	(15,113,172)	(6,849,135)	(10,427,572)

Other income (expense)
Interest income	100,212	54,797	10,337
Interest expense	(1,677,076)	(1,063,411)	(1,292,664)
Gain (loss) on foreign currency	820,032	34,653	(54,972)
Forgiveness of debt	—	500,000	—
Gain from bargain purchases	—	94,107	—
Impairment loss	—	(30,000)	(223,000)

Total other expense, net	(756,832)	(409,854)	(1,560,299)

Net loss before income taxes	(15,870,004)	(7,258,989)	(11,987,871)
Income tax expense	1,700,000	—	—

Net loss	(17,570,004)	(7,258,989)	(11,987,871)
Net (income) loss attributable to noncontrolling interest	(8,543)	(1,896)	17,014

Net loss attributable to Swisher Hygiene Inc.	(17,578,547)	(7,260,885)	(11,970,857)
Comprehensive loss
Employee benefit pension plan	73,985	—	—
Liquidation of a foreign subsidiary	—	221,466	—
Foreign currency translation adjustment	—	—	(195,446)

Comprehensive loss	$(17,504,562)	$(7,039,419)	$(12,166,303)

Loss per share
Basic and diluted	$(0.26)	$(0.13)	$(0.21)

Weighted-average common shares used in the computation of loss per share
Basic and diluted	66,956,371	57,789,630	57,789,630

See Notes to Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31, 2010

					Accumulated	Swisher
			Additional		Other	Hygiene Inc.
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholder’s	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	(Loss) / Income	Equity	Interest	Equity

Balance as of January 1, 2008	57,789,630	$57,790	$27,880,778	$(27,768,994)	$(26,020)	$143,554	$28,856	$172,410

Foreign currency translation	—	—	—	—	(195,446)	(195,446)	—	(195,446)

Contributions	—	—	461,962	—	—	461,962	—	461,962

Distributions	—	—	(740,000)	—	—	(740,000)	(11,842)	(751,842)

Net loss	—	—	—	(11,970,857)	—	(11,970,857)	(17,014)	(11,987,871)

Balance as of December 31, 2008	57,789,630	57,790	27,602,740	(39,739,851)	(221,466)	(12,300,787)	—	(12,300,787)

Liquidation of foreign subsidiary	—	—	—	—	221,466	221,466	—	221,466

Distributions	—	—	(115,000)	—	—	(115,000)	—	(115,000)

Contribution of equity on acquisition	—	—	—	—	—	—	100,000	100,000

Net (loss) income	—	—	—	(7,260,885)	—	(7,260,885)	1,896	(7,258,989)

Balance as of December 31, 2009	57,789,630	$57,790	$27,487,740	$(47,000,736)	$—	$(19,455,206)	$101,896	$(19,353,310)

Net loss through November 1, 2010	—	—	—	(8,581,788)	—	(8,581,788)	—	(8,581,788)

Contribution of capital as a result of the termination of the S Corp election	—	—	(55,582,524)	55,582,524	—	—	—	—

Shares issued in Merger with CoolBrands Inc.	56,225,433	56,225	58,977,112	—	—	59,033,337	—	59,033,337

Shareholders’ advances converted to equity	—	—	22,198,194	—	—	22,198,194	—	22,198,194

Share based compensation	—	—	398,155	—	—	398,155	—	398,155

Conversion feature on promissory note payable	—	—	1,247,220	—	—	1,247,220	—	1,247,220

Employee benefit plan adjustment	—	—	—	—	73,985	73,985	—	73,985

Net (loss) income	—	—	—	(8,996,759)	—	(8,996,759)	8,543	(8,988,216)

Balance as of December 31, 2010	114,015,063	$114,015	$54,725,897	$(8,996,759)	$73,985	$45,917,138	$110,439	$46,027,577

See Notes to Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31, 2010

	2010	2009	2008

Cash used in operating activities
Net loss	$(17,570,004)	$(7,258,989)	$(11,987,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,857,173	4,744,052	5,206,632
Impairment loss	—	30,000	223,000
Gain from bargain purchases	—	(94,107)	—
Provision for doubtful accounts	282,593	284,385	605,186
Stock based compensation	398,155	—	—
Unrealized loss on fair value of convertible promissory notes	277,000	—	—
Deferred tax liabilities	1,700,000	—	—
Changes in working capital components:
Accounts receivable	(1,191,276)	1,278,418	603,260
Inventory	(1,066,672)	9,553	(52,590)
Other assets and noncurrent assets	(702,727)	(366,383)	455,657
Accounts payable, accrued expenses, and other long term liabilities	1,496,154	(4,327,249)	(1,823,712)

Cash used in operating activities	(11,519,604)	(5,700,320)	(6,770,438)

Cash used in investing activities
Purchases of property and equipment	(5,178,717)	(3,565,979)	(3,391,036)
Payments received on notes receivable	473,854	19,347	27,439
Acquisitions	(4,901,000)	(839,023)	(291,000)
Restricted cash	(5,193,333)	—	—

Cash used in investing activities	(14,799,196)	(4,385,655)	(3,654,597)

Cash provided by financing activities
Cash received in Merger	61,850,226	—	—
Distributions to shareholders	(2,070,000)	(115,000)	(704,000)
Distributions to non-controlling shareholder	—	—	(11,842)
Proceeds from advances from shareholder	7,870,000	12,645,000	5,000,000
Proceeds from line of credit	—	—	6,296,118
Principal payments on debt	(3,670,015)	(1,515,420)	(886,995)

Cash provided by financing activities	63,980,211	11,014,580	9,693,281

Effect of exchange rates on cash	—	—	(160,611)

Net increase (decrease) in cash and cash equivalents	37,661,411	928,605	(892,365)
Cash and cash equivalents at beginning of year	1,270,327	341,722	1,234,087

Cash and cash equivalents at end of year	$38,931,738	$1,270,327	$341,722

Supplemental Cash Flow Information
Cash received during the year for interest	$89,804	$54,797	$10,337

Cash paid during the year for interest	$925,750	$761,107	$1,310,821

Notes payable issued or assumed on acquisition	$12,883,089	$7,954,305	$240,000

Shareholder advances converted to equity	$22,198,194	$—	$461,962

See Notes to Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	BUSINESS DESCRIPTION

Principal Operations

Swisher Hygiene Inc. and its wholly-owned subsidiaries, formerly named CoolBrands International Inc., (the “Company” or “We” or “Our”) provide hygiene solutions to customers throughout much of North America and internationally through its global network of company owned operations, franchises and master licensees. These solutions include essential products and services that are designed to promote superior cleanliness and sanitation in commercial environments, while enhancing the safety, satisfaction and well-being of employees and patrons. These solutions are typically delivered by employees on a regularly scheduled basis and may involve 1) the sale of certain consumable products such as chemicals, soap, paper and cleaning supplies, 2) the sale and/or rental of equipment for the dispensing of such products as well as items that require regular maintenance and cleaning such as floor mats, mops, linens and dish machines, and 3) the performance of certain manual cleaning processes. The Company serves customers in a wide range of end-markets, with a particular emphasis on the foodservice, hospitality, retail, industrial and healthcare industries across North America.

The Company has 69 company owned operations and 10 franchise operations located throughout the United States and Canada and has entered into 10 Master License Agreements covering the United Kingdom, Ireland, Portugal, the Netherlands, Singapore, the Philippines, Taiwan, Korea, Hong Kong/Macau/China, and Mexico.

Merger and Reorganization

On August 17, 2010, Swisher International, Inc. (“Swisher International”) entered into a merger agreement (the “Merger Agreement”) that was completed on November 2, 2010, under which all of the outstanding common shares of Swisher International were exchanged for 57,789,630 common shares of CoolBrands International Inc. (“CoolBrands”), and Swisher International become a wholly-owned subsidiary of CoolBrands (the “Merger”). Immediately before the Merger, CoolBrands completed its redomestication to Delaware from Ontario, Canada and became Swisher Hygiene Inc. The former shareholders of Swisher International received 57,789,630 shares of Swisher Hygiene Inc. common stock, representing, on a fully diluted basis, a 48% ownership interest in Swisher Hygiene. The shareholders of CoolBrands retained a 52% ownership interest of the Company, on a fully diluted basis.

The share exchange was accounted as a reverse acquisition and is considered to be a capital transaction, in substance, rather than a business combination. The transaction was effectively a reverse recapitalization equivalent to the issuance of stock by a private company for the net monetary assets of the non-operating corporation accompanied by the recapitalization. Accordingly, the accounting for the share exchange was similar to that resulting from a reverse acquisition; except that the transaction was consummated at book value and no goodwill or intangible assets were recognized. The accompanying Consolidated Financial Statements have been adjusted to give retroactive effect for the change in reporting entity from Swisher International, Inc. to Swisher Hygiene, Inc., and to reflect the change in capital structure as a result of the Merger.

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Swisher Hygiene Inc. and all its subsidiaries, which are wholly-owned and include the historical financial statements of HB Service, LLC. HB Service, LLC, a limited liability company jointly owned by the shareholders of Swisher International, has acquired and operated hygiene service businesses throughout the United States since 2004. Effective July 13, 2010, Swisher International entered into a merger agreement with HB Service, LLC. This merger has been accounted for as a nonsubstantive exchange as there was no significant economic effect to entering into the

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transaction. Accordingly, we have accounted for the merger by recognizing the assets and liabilities of the two entities based upon their respective carrying amounts as if the merger had occurred as of January 1, 2007.

All material intercompany balances and transactions have been eliminated in consolidation. Certain adjustments have been made to conform prior periods to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements. Actual results could differ from those estimates and such differences could affect the results of operations reported in future periods.

Foreign Currency Translation

Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. The effect of exchange rate fluctuations on translation of assets and liabilities at the balance sheet date are recorded as a component of equity and accumulated other comprehensive (loss) income. As of December 31, 2008 $221,466 of foreign currency translation loss was recorded. Amounts transferred from accumulated other comprehensive (loss) income upon the sale or liquidation of an investment in a foreign entity is reported as part of the gain or loss on sale or liquidation, which occurred in 2009 with the sale of the U.K. foreign subsidiary. Results of operations for foreign operations are translated using the average exchange rates throughout the period. During 2010, the Company recorded a realized net gain of $820,032 in Other income (expense) on the Consolidated Statement of Operations. This gain is primarily due to the sale of cash held in Canadian dollars for U.S. dollars at favorable conversion rates.

Financial Instruments

The Company’s financial instruments, which may expose the Company to concentrations of credit risk, include cash and cash equivalents, account receivables, accounts payable, and debt. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. The Company has approximately $11,197,000 of cash held in bank accounts above Federal Deposit Insurance Corporation limits and approximately $30,388,000 of cash held in Canadian bank accounts above Canada Deposit Insurance Corporation limits. The carrying amounts of cash and the current portion of accounts receivable and accounts payable approximate fair value due to the short maturity of these instruments. The fair value of the Company’s debt is estimated based on the current borrowing rates available to the Company for bank loans with similar terms and maturities, approximates the carrying value of these liabilities. Convertible notes that convert at a fixed conversion price into a variable number of shares are recorded at fair value at December 31, 2010. (See Note 6.)

Cash and Cash Equivalents

The Company considers all cash accounts and all highly liquid short term investments purchased with an original maturity of three months or less to be cash or cash equivalents. As of December 31, 2010 and 2009, the Company did not have any investments with maturities greater than three months.

Accounts Receivable, net

Accounts receivable, net consist of amounts due from customers for product sales and services as well as from franchisees and master licensees for product sales, royalties and fees for marketing and administrative

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

services. Accounts receivable are reported net of an allowance for doubtful accounts. The allowance is management’s best estimate of uncollectible amounts and is based on a number of factors, including overall credit quality, age of outstanding balances, historical write-off experience and specific account analysis that projects the ultimate collectability of the outstanding balances. The allowance was $364,234 and $334,156 at December 31, 2010 and 2009, respectively.

Inventory

Inventory consists of purchased items which are sold to customers and are stated at the lower of cost or market determined using the first in-first out cost method. The Company routinely reviews inventory for excess and slow moving items as well as for damaged or otherwise obsolete items and for items selling at negative margins. When such items are identified, a reserve is recorded to adjust their carrying value to their estimated net realizable value. The reserve was $92,773 and $50,000 at December 31, 2010 and 2009, respectively.

Property and Equipment, net

Property and equipment, net is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of individual assets or classes of assets as follows:

Items in service	2 to 5 years
Equipment and furniture	3 to 10 years
Vehicles	3 years
Computer equipment	3 years
Computer software	3 to 7 years
Leasehold improvements	3 to 10 years

Items in service consist of various systems that dispense the Company’s cleaning and sanitizing, dish machine and dust control products. Included in the cost of items in service are costs incurred to install the equipment of significant customers with long-term contracts. These costs include labor, parts and supplies. Costs of significant additions, renewals and betterments, are capitalized and depreciated. Maintenance and repairs are charged to expense when incurred.

The Company capitalizes certain costs incurred during the application development stage associated with the development of new software products for internal use. Research and development costs in the preliminary project stage are expensed. Internal and external training costs and maintenance costs in the post-implementation operation stage are also expensed. Capitalized software costs are amortized over the estimated useful lives of the software, ranging from 3 to 7 years and commencing upon operational use.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets and liabilities assumed in a business combination. Identifiable intangible assets include customer relationships and non-compete agreements. The fair value of these intangible assets at the time of acquisition is estimated based upon discounted future cash flow projections. The customer relationships are amortized on a straight-line basis over the expected average life of the acquired accounts, which is typically five years based upon a number of factors, including longevity of customers acquired and historical retention rates. The non-compete agreements are amortized on a straight-line basis over the term of the agreements, which are between two to five years.

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company tests goodwill and intangible assets for impairment annually or more frequently if indicators for potential impairment exist. Impairment testing is performed at the reporting unit level. Under generally accepted accounting principles, a reporting unit is either the equivalent to, or one level below, an operating segment. The test to evaluate for impairment is a two-step process. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit is less than its carrying value, we perform a second step to determine the implied fair value of goodwill associated with that reporting unit. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment.

Determining the fair value of a reporting unit includes the use of significant estimates and assumptions. Management utilizes a discounted cash flow technique as a means for estimating fair value. This discounted cash flow analysis requires various judgmental assumptions including those about future cash flows, customer growth rates and discount rates. Expected cash flows are based on historical customer growth, including attrition, and continued long term growth of the business. The discount rates used for the analysis reflect a weighted average cost of capital based on industry and capital structure adjusted for equity risk and size risk premiums. These estimates can be affected by factors such as customer growth, pricing, and economic conditions that can be difficult to predict. As part of this impairment testing, management also assesses the useful lives assigned to the customer relationships and non-compete agreements. There were no impairment losses on goodwill or other intangible assets for the year ended December 31, 2010. For the years ended December 31, 2009 and 2008, we recognized impairment losses on goodwill and other intangible assets of $30,000 and $223,000, respectively.

Long-lived Assets

The Company recognizes losses related to the impairment of long-lived assets when the carrying amount is not recoverable and exceeds its fair value. When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, management of the Company evaluates recoverability by comparing the carrying value of the assets to projected future cash flows, in addition to other qualitative and quantitative analyses. The Company also performs a periodic assessment of the useful lives assigned to the intangible assets, as previously discussed. There were no impairment losses related to long-lived assets for the years ended December 31, 2010, 2009 and 2008.

Noncontrolling Interest

In the majority of its acquisitions, the Company acquires 100% of the business; however, in a few instances, the former owner retained a noncontrolling interest. Profit and loss are allocated to the noncontrolling interest based on its pro-rata share.

Revenue Recognition

Revenue from product sales and services is recognized when services are performed or the products are delivered to the customer. Franchise and other revenue include product sales, royalties and other fees charged to franchisees in accordance with the terms of their franchise agreements. Royalties and fees are recognized when earned.

The Company has entered into franchise and license agreements which grant the exclusive rights to develop and operate within specified geographic territories for a fee. The initial franchise or license fee is deferred and recognized as revenue when substantially all significant services to be provided by the Company are performed. Direct incremental costs related to franchise or license sales for which revenue has not been recognized is deferred until the related revenue is recognized.

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

Effective on January 1, 2007, Swisher International’s shareholders elected that the corporation be taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986, as amended (the “Code”). Under this provision, the shareholders were taxed on their proportionate share of Swisher International’s taxable income. As a Subchapter S corporation, Swisher International bore no liability or expense for income taxes.

As a result of the Merger in November 2010, Swisher International converted from a corporation taxed under the provisions of Subchapter S of the Internal Revenue Code (“S Corp”) to a tax-paying entity and accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets where it is more likely than not that deferred tax assets will not be realized. In addition, the undistributed earnings on the date the Company terminated the S Corp election were recorded as Additional paid-in capital on the Consolidated Financial Statements since the termination of the S Corp election assumes a constructive distribution to the owners followed by a contribution of capital to the corporation.

As of the Merger date, the cumulative timing differences between book income and taxable income were recorded. A full valuation allowance has been provided against the deferred tax benefit attributable to the net loss from operations. The opening balance of the Company’s net deferred taxes was recorded as income tax expense in the Consolidated Financial Statements.

As of January 1, 2009, the Company adopted the provisions related to accounting for uncertainty in income taxes, which prescribes how a Company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. The adoption of these provisions did not have a material impact on the Company’s Consolidated Financial Statements.

Share Based Compensation

In November 2010, our board of directors approved the Swisher Hygiene Inc. 2010 Stock Incentive Plan (the “Plan”) to attract, retain, motivate and reward key officers and employees. The Plan allows for grant of stock options, restricted stock units and other equity instruments up to a total of 6,000,000 shares of our common stock. All options are exercisable at a price equal to the fair market value of the Company’s common stock on the date of grant.

Options vest in four equal annual installments beginning on the first anniversary of the grant date and expire in 2020. Restricted stock units vest in four equal annual installments beginning on the first anniversary of the grant date. Recipients of restricted stock units may not sell or transfer their shares until the shares vest. The restrictions of the common stock units lapse ratably as vesting occurs over four years.

The Company measures and recognizes all share based compensation at fair value at the date of grant and recognizes compensation expense over the service period for awards expected to vest. Determining the fair value of share based awards at the grant dates requires judgment, including estimating the share volatility, the expected term the award will be outstanding, and the amount of the awards that are expected to be forfeited. The Company utilizes the Black-Scholes option pricing model to determine the fair value for stock options on the date of grant.

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension Plan

The Company administers a defined benefit plan for certain retired employees. The plan has not allowed for new participants since October 2000. As of the date of the Merger, the Company recorded the underfunded pension obligation of $560,931 for this plan.

The Company recognizes in its statement of financial position the overfunded or underfunded status of the defined benefit plan measured as the difference between the fair value of plan assets and the benefit obligation. The Company recognizes as a separate component of comprehensive loss the actuarial gains and losses that arise during the period that are not recognized as components of net periodic benefit cost. The Company measures the defined benefit plan assets and the defined benefit plan obligations as of December 31 and discloses additional information in the notes to the Consolidated Financial Statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses.

The calculation of net periodic benefit cost and the corresponding net liability requires the use of critical assumptions, including the expected long term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts. Net periodic benefit cost increases as the expected rate of return on pension plan assets decreases. Future changes in plan asset returns, assumed discount rates and other factors related to the participants in the Company’s pension plans will impact the Company’s future net periodic benefit cost and liabilities. The Company cannot predict with certainty what these factors will be in the future.

Loss per Common Share

Basic net loss attributable to common stockholders per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share was the same as basic net loss attributable to common stockholders per share for all periods presented, since the effects of any potentially dilutive securities are excluded as they are antidilutive due to our net losses.

Comprehensive Loss

Comprehensive loss includes net loss, foreign currency translation adjustments, liquidation of a foreign subsidiary, and unrecognized pension actuarial gains and losses.

Fair Value Measurements

The Company determines the fair value of certain assets and liabilities based on assumptions that market participants would use in pricing the assets or liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or the “exit price.” The Company utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value and gives precedence to observable inputs in determining fair value. An instrument’s level within the hierarchy is based on the lowest level of any significant input to the fair value measurement. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The following levels were established for each input:

Level 1:  “Inputs that are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.” Active markets are those in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Instruments classified as Level 1 consist of financial instruments such listed equities and fixed income securities. (See Note 11.)

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 2:  “Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.” The Company does not have any Level 2 financial instruments as of December 31, 2010 and 2009.

Level 3:  “Unobservable inputs for the asset or liability.” These are inputs for which there is no market data available or observable inputs that are adjusted using Level 3 assumptions. Instruments classified as Level 3 at December 31, 2010 include certain convertible promissory notes and a certain guarantee, which are not publically traded and have unobservable inputs. (See Note 6 and Note 14.)

There were no Level 3 financial instruments as of or during the year ended December 31, 2009. In addition there have been no significant transfers into or between Level 1 and Level 2 financial instruments during the years ended December 31, 2010 and 2009.

Segments

The Company primarily provides commercial hygiene services and products throughout much of the United States, and additionally operates a worldwide franchise and license system to provide the same products and services in markets where Company owned operations do not exist. The Company manages, allocates resources, and reports in one business segment.

Recently Adopted Accounting Pronouncements

Accounting Standards Codificationtm:  Effective July 1, 2009, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codificationtm (“ASC” or “Codification”) as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the U.S. Securities Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification superseded all then-existing non-SEC accounting and reporting standards. The adoption of the Codification did not have a material effect on our Consolidated Financial Statements.

Fair Value Measurements and Disclosures:  Effective January 1, 2009, we adopted amended standards on two issues: 1) determining the fair value of a liability when a quoted price in an active market for an identical liability is not available and 2) measuring and disclosing the fair value of certain investments on the basis of the investments’ net asset value per share or its equivalent. This adoption did not have a material effect on our Consolidated Financial Statements.

In December 2008, the FASB issued guidance on employer’s disclosures about plan assets of a defined benefit plan or other post retirement plan, which requires more detailed disclosures regarding employer’s plan assets, including their investment strategies, major categories of plan assets, concentration of risk, and valuation methods used to measure the fair value of plan assets. The guidance is effective for fiscal years ending after December 15, 2009. The Company has included the required disclosures in Note 11 of the Consolidated Financial Statements.

In January 2010, the FASB issued new standards for new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on a gross basis information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The standards also clarified existing disclosures regarding level of disaggregation, inputs and valuation techniques. The standards are effective for interim and annual reporting periods beginning after December 15, 2009 and became effective for the Company on January 1, 2010. Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 and will be effective for the Company on January 1, 2011. We are currently evaluating the effect of these standards on our Consolidated Financial Statements.

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Combinations:  In December 2007 the FASB issued new guidance on business combinations. The revised guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in the acquiree in a business combination. The guidance also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company adopted this guidance effective January 1, 2009. The adoption did not have a material effect on our Consolidated Financial Statements.

Consolidation:  In December 2007 the FASB issued new guidance on noncontrolling interests in Consolidated Financial Statements. The guidance requires reporting entities to present noncontrolling interests in any of their consolidated entities as equity (as opposed to a liability or mezzanine equity) and provide guidance on the accounting for transactions between an entity and noncontrolling interests. The Company adopted this guidance effective January 1, 2009. This adoption did not have a material effect on our Consolidated Financial Statements.

Intangibles — Goodwill and Other:  On January 1, 2009, we adopted two new standards affecting intangible assets. One of the standards addressed factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The second standard affected accounting for defensive intangible assets, which are acquired assets that an entity does not intend to actively use, but will hold (lock up) to prevent others from obtaining access to them. These standards do not address intangible assets that are used in research and development activities. Neither of these standards had a material effect on our Consolidated Financial Statements.

Subsequent Events:  In May 2009, the FASB issued new standards that establish general guidance for accounting and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of these standards require us to evaluate all subsequent events that occur after the balance sheet date through the date and time our Consolidated Financial Statements are issued. This adoption did not have a material effect on our Consolidated Financial Statements.

In February 2010, the FASB amended these standards to remove the requirement for a Securities Exchange Commission filer to disclose a date in both issued and revised financial statements. The amended standards clarified the definition of “revised” as being the result of either correction of an error or retrospective application of GAAP. We adopted these amended standards upon their issuance; they did not have a material effect on our Consolidated Financial Statements.

Newly Issued Accounting Pronouncements

Revenue Recognition:  In October 2009, the FASB issued new standards for multiple-deliverable revenue arrangements. These new standards affect the determination of when individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. In addition, these new standards modify the manner in which the transaction consideration is allocated across separately identified deliverables, eliminate the use of the residual value method of allocating arrangement consideration and require expanded disclosure. These new standards will become effective for multiple-element arrangements entered into or materially modified on or after January 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. We will adopt these standards for multiple-element arrangements entered into or materially modified on or after January 1, 2011 and are currently evaluating the effect of these standards on our Consolidated Financial Statements.

Compensation:  In April 2010, the FASB issued new standards to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

otherwise qualifies as equity. These new standards are effective for fiscal years beginning on or after December 15, 2010. Either application is permitted. The Company applied these amended standards upon their issuance; they did not have a material effect on our Consolidated Financial Statements.

Goodwill:  In December 2010, the FASB issued new standards defining when step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts should be performed and modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For reporting units with zero or negative carrying amounts an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The standards are effective for fiscal years and interim periods within those years, beginning December 15, 2010 and will be effective for the Company on January 1, 2011. We are currently evaluating the effect of these standards on our Consolidated Financial Statements.

NOTE 3 —	ACQUISITIONS

During the three years ended December 31, 2010, the Company acquired 22 of its franchisees and 7 independent businesses. The results of operations of these acquisitions have been included in the Company’s Consolidated Financial Statements since their respective acquisition dates. None of these acquisitions were significant to the Company’s consolidated financial results and therefore, supplemental pro forma financial information is not presented.

The following table summarizes the current estimated aggregate fair values of the assets acquired and liabilities assumed at the date of acquisition for the acquisitions made during each of the three years ended December 31, 2010:

	2010	2009	2008

Number of businesses acquired	9	19	1

Net tangible assets acquired
Accounts receivable and other assets	$1,275,694	$935,943	$61,000
Inventory	605,621	219,910	1,000
Property and equipment	883,837	676,548	18,879
Accounts payable and accrued expenses	(1,856,483)	(808,111)	—

Total	908,669	1,024,290	80,879

Identifiable intangible assets:
Customer relationships	4,121,300	2,210,000	128,000
Non-compete agreements	1,447,300	750,000	—

Total	5,568,600	2,960,000	128,000

Goodwill	11,306,820	4,909,038	322,121

Aggregate purchase price	17,784,089	8,893,328	531,000
Less: Noncontrolling interest	—	100,000	—
Less: Notes issued or assumed on acquisition	12,883,089	7,954,305	240,000

Cash paid on acquisitions	$4,901,000	$839,023	$291,000

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets have been recognized in connection with the acquisitions described in Note 3 and substantially all of the balance is expected to be fully deductible for income tax purposes.

Changes in the carrying amount of goodwill and other intangibles for December 31, 2010 and 2009, are as follows:

	2010	2009

Goodwill
Balance — January 1
Gross goodwill	$19,223,489	$14,538,316
Accumulated impairment losses	(870,000)	(870,000)

	18,353,489	13,668,316
Goodwill acquired	11,306,820	5,003,145
Sale of UK subsidiary	—	(317,972)

Balance — December 31
Gross goodwill	30,530,309	19,223,489
Accumulated impairment losses	(870,000)	(870,000)

	$29,660,309	$18,353,489

Customer Relationships
Balance — January 1	$2,766,016	$1,744,981
Customers acquired	4,121,300	2,210,000
Amortization	(1,107,336)	(1,158,965)
Impairment	—	(30,000)

Balance — December 31	$5,779,980	$2,766,016

Non-compete Agreements
Balance — January 1	$814,442	$631,070
Agreements	1,447,300	750,000
Amortization	(372,917)	(566,628)

Balance — December 31	$1,888,825	$814,442

Information regarding customer relationships and non-compete agreements is as follows:

	Weighted
	Average
	Amortization	Carrying	Accumulated
	Period (years)	Amount	Amortization	Net

As of December 31, 2010
Customer relationships	5	$11,716,300	$(5,936,320)	$5,779,980
Non-compete agreements	4	2,752,300	(863,475)	1,888,825

		$14,468,600	$(6,799,795)	$7,668,805

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Weighted
	Average
	Amortization	Carrying	Accumulated
	Period (years)	Amount	Amortization	Net

As of December 31, 2009
Customer relationships	5	$7,595,000	$(4,828,984)	$2,766,016
Non-compete agreements	4	1,640,000	(825,558)	814,442

		$9,235,000	$(5,654,542)	$3,580,458

Amortization expense was $1,480,253, $1,725,593, and $1,664,571 for the fiscal years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, estimated future amortization of customer relationships and non-compete agreements for the next five years is as follows:

2011	$2,038,700
2012	1,860,300
2013	1,728,200
2014	1,361,900
2015	680,705

$7,668,805

NOTE 5 —	PROPERTY AND EQUIPMENT, NET

Property and equipment, net as of December 31, 2010 and 2009 consist of the following:

	2010	2009

Items in service	$16,280,177	$10,264,929
Equipment and furniture	2,244,289	2,084,957
Vehicles	517,987	466,986
Computer equipment	973,524	895,171
Computer software	6,407,547	5,891,775
Leasehold improvements	344,494	322,707

	26,768,018	19,926,525
Less: accumulated depreciation and amortization	(15,443,963)	(12,067,043)

	$11,324,055	$7,859,482

Depreciation and amortization expense for the years ended December 2010, 2009 and 2008 was $3,376,920, $3,018,459, and $3,542,061, respectively.

As of December 31, 2010 and 2009, computer software includes costs of $5,068,556 and $4,688,063, respectively, for the development of our technology platform for field service operations, accounting, billing and collections. The accumulated depreciation as of December 31, 2010 and 2009 was $2,029,657 and $1,100,568, respectively. The weighted average amortization period for capitalized software costs is 7 years. Depreciation and amortization expense for capitalized computer software costs during the years ended December 31, 2010, 2009 and 2008 was $929,089, $623,872 and $476,676, respectively. The estimated

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

depreciation and amortization expense related to computer software costs capitalized for the next five years is as follows:

2011	$744,685
2012	740,616
2013	738,394
2014	690,726
2015	124,478

$3,038,899

NOTE 6 —	DEBT

The major components of debt as of December 31, 2010 and 2009 consist of the following:

	2010	2009

Line of credit agreement dated March 2008. Interest is payable monthly at one month LIBOR plus 2.85% at December 31, 2010, and one month LIBOR plus 2.35% at December 31, 2009, maturing in January 2012. Interest rate of 3.11% and 2.58% at December 31, 2010 and 2009, respectively	$9,946,932	$9,946,932
Line of credit agreement dated June 2008. Interest is payable monthly at one month LIBOR plus 1.50% at December 31, 2010, and one month LIBOR plus 1.50% at December 31, 2009, maturing in January 2012. Interest rate of 1.76% and 1.73% at December 31, 2010 and 2009, respectively	15,000,000	15,000,000
Notes payable under Master Loan and Security Agreement, due in monthly installments at December 31, 2010 of $62,776, maturing in 2012. Interest is payable monthly at a weighted average interest rate of 8% and 6.64% at December 31, 2010 and 2009, respectively	248,577	899,977
Acquisition’s notes payables	7,891,209	8,197,091
Convertible notes:
6% Note due June 30, 2011	5,000,000	—
4% Note due June 30, 2011	4,774,480	—
4% Note due September 30, 2011	997,000	—
Capitalized lease obligations	549,504	281,131

	44,407,702	34,325,131
Short term obligations	(13,378,710)	(2,295,290)

Long term obligations	$31,028,992	$32,029,841

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010, principal payments due on long-term debt, including capital leases, is as follows:

2011	$12,353,710
2012	27,289,104
2013	1,758,350
2014	726,790
2015	291,960
Thereafter	962,788

$43,382,702

Convertible promissory notes conversion feature included in short term obligations	1,025,000

$44,407,702

Revolving Credit Facilities

The Company has a revolving line of credit for a maximum borrowing of up to $10,000,000 of which $5,000,000 is personally guaranteed by a shareholder. This agreement had a maturity of February 28, 2011 and was modified in February 2011 to extend the maturity date to January 2012 and to release the personal guarantee by a shareholder. Borrowings under the line are used for general working capital purposes, capital expenditures and acquisitions. The line is secured by substantially all the assets of the Company not otherwise encumbered. This credit facility contains various restrictive covenants which limit or prevent, without the express consent of the bank, making loans, advances, or other extensions of credit, change in control, consolidation, mergers or acquisitions, issuing dividends, selling, assigning, leasing, transferring, or disposing of any part of the business and incurring indebtedness (Loan and Security Agreement discussed below). The bank has waived the Company’s noncompliance with certain reporting requirements and meeting minimum financial thresholds as of and for the year ended December 31, 2010 and 2009.

In June 2008, the Company entered into a $15,000,000 revolving credit facility, which had a maturity of June 2009. The credit facility was modified in 2009 to extend the maturity date to January 1, 2011 and modified in February 2011 to extend the maturity date to January 2012. In addition in February 2011 the personnel guarantee by a shareholder was released. The credit facility contains various restrictive covenants which limit or prevent, without the express consent of the bank, making loans, advances, or other extensions of credit, change in control, consolidation, mergers or acquisitions, issuing dividends, selling, assigning, leasing, transferring or disposing of any part of the business and incurring indebtedness. The bank has waived the Company’s noncompliance with certain reporting requirements and meeting minimum financial thresholds as of and for the year ended December 31, 2010 and 2009.

As of November 5, 2010, the Company amended its credit facilities to eliminate all restrictive and financial covenants currently included in the credit facilities, except the following: (i) the Company must maintain, at all times, unencumbered cash and cash equivalents in excess of $15,000,000 and (ii) the Company may not without the consent of the lender, incur or permit its subsidiaries to incur new indebtedness or make new investments (except for investments in franchisees) in connection with the acquisition of franchisees and other businesses within its same line of business in excess of $25 million in the aggregate at any time.

See Note 16 for a discussion of our new $100 million senior secured revolving credit facility, which we entered into on March 31, 2011 and which replaces the credit facilities described above.

Notes Payable

In January 2006, the Company entered into an agreement for the development of a new software platform for field service operations, accounting, billings and collections. Substantially all the software development

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cost was financed through a Master Loan and Security Agreement (the “Agreement”). Borrowings under the Agreement are secured by a first security interest in the software or hardware acquired. The Agreement prevents a change in control in excess of 20 percent unless the acquiring entity assumes all the obligations of the Company under the Agreement and the net tangible assets and net worth after consolidation, sale or merger is at least equal to the net tangible assets and the net worth of the Company immediately before the consolidation, sale or merger.

Acquisition-Related Note Payables

During the year ended December 31, 2010, 2009, and 2008, the Company incurred or assumed (excluding convertible notes discussed below) $1,866,500, $7,954,304, and $240,000, respectively, of debt to sellers in connection with certain acquisitions (See Note 3). Two of the seller notes payable totaling $3,050,000 are secured by letters of credit, which are guaranteed by shareholders, the remaining notes payable are secured by the Company. At December 31, 2010 and 2009 these obligations bore interest at rates ranging between 2.5 — 11%. The obligations mature at various times through 2019.

Convertible Notes

In November 2010, the Company issued a 6% convertible promissory note of $5,000,000 due on June 30, 2011 as part of consideration paid for an acquisition. The note may be converted by the holder at the conversion rate of $3.81 and up to 1,312,864 of our common shares before June 30, 2011 any time following (i) conditional approval by the Toronto Stock Exchange (“TSX”) of the listing of the Company’s shares of common stock and (ii) the date that the Company’s Registration Statement on Form S-1 for the resale of common stock is declared effective by the SEC. Since the convertible note was issued as part of a business combination the note was recorded at fair value of $6,429,720 on the date of issuance including $5,182,500 recorded as a current liability and $1,247,220 recorded as Additional paid-in capital reflecting the promissory note’s beneficial conversion feature. As of December 31, 2010, the net carrying amount of this promissory note was $6,385,720 ($6,247,220 principal and conversion feature and $138,500 unamortized premium). The premium will be amortized to interest income over the remaining term of the note or 6 months. The fair value of this financial instrument is $6,371,400 at December 31, 2010. If the entire note would be converted on December 31, 2010, we would issue 1,312,864 common shares which occurred during 2011.

In December 2010, the Company issued a 4% convertible promissory note of $3,896,480 due on June 30, 2011 as part of an acquisition. The note, principal plus accrued interest, is convertible into a variable number of shares of the Company’s common stock at the election of the holder at a fixed conversion price $3.88 any time following (i) conditional approval by the TSX of the listing of the Company’s shares of common stock and (ii) the date that the Company’s Registration Statement on Form S-1 for the resale of common stock is declared effective by the SEC but no later than June 30, 2011. The note, plus accrued interest, will automatically convert into the number of shares of the Company’s common stock on April 6, 2011, provided (i) the Company’s Registration Statement on Form S-1 providing for resale of the Company’s common stock is effective and (ii) the Company’s common stock has traded on a stock exchange for 10 consecutive trading days (which the combined average volume is at least 250,000 shares) equal to or exceeding 105% of $3.88. If the note has not converted as of June 30, 2011, the Company has the option to repay the note in a combination of cash and the Company’s common stock. The maximum number of shares issuable in repayment of the note is 1,027,122 shares. The fair value of the note on the date of issuance was $4,497,480 and subsequently increased to $4,774,480 as of December 31, 2010 and is recorded as a current liability on the Consolidated Financial Statements. If the entire note would be converted on December 31, 2010, we would issue 1,006,925 common shares that have a fair value of $4.73 per share.

In December 2010, the Company issued a 4% convertible promissory note of $500,000 due on September 30, 2011 and a 4% convertible promissory note of $350,000 due on September 30, 2011. The notes, principal plus interest, are convertible into a variable number of shares of the Company’s common stock

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at the election of the holder at a fixed conversion price of $4.18 anytime following (i) conditional approval by the TSX of the listing of the Company’s shares of common stock and (ii) the date that the Company’s Registration Statement on Form S-1 for the resale of common stock is declared effective by the SEC. The fair value of the notes on the date of issuance and at December 31, 2010 was $997,000 and is recorded as Short term obligations on the Consolidated Financial Statements. If the entire notes would be converted on December 31, 2010, we would issue 203,349 common shares that have a fair value of $4.73 per share.

The fair value of the convertible promissory notes issued during 2010 that are convertible into a variable number of the Company’s shares at a fixed conversion price are based primarily on a Black-Scholes pricing model. The significant management assumptions and estimate used in determining the fair value include the expected term and volatility of our common stock. The expected volatility was based on an analysis of industry peer’s historical stock price over the term of the notes as we currently do not have sufficient history of our own stock volatility, which was estimated as approximately 25%. In addition an adjustment is made based on our market interest rate for a similar instrument. Subsequent changes in the fair value of these instruments, except for the 6% convertible promissory note of $5,000,000, will be recorded in Other expense, net on the Consolidated Financial Statements. Future movement in the market price of our stock could significantly change the fair value of these instruments and impact our earnings.

The 4% convertible promissory note of $3,896,480 due on June 30, 2011 and the 4% convertible promissory notes of $850,000 due on September 30, 2011 are Level 3 financial instruments since they are not traded on an active market and there are unobservable inputs, such as expected volatility used to determine the fair value of these instruments. See Note 2 for further discussion of the fair value hierarchy utilized. The following table is a reconciliation of changes in fair value of these notes that have been classified as Level 3 in the fair value hierarchy for the year ended December 31, 2010:

Balance as of January 1, 2010	$—
Issuance of 4% convertible promissory notes	5,494,480
Unrealized losses included in earnings	277,000

Balance as of December 31, 2010	$5,771,480

Capital lease obligations

The Company has entered into capitalized lease obligations with third party finance companies to finance the cost of certain ware washing equipment. At December 31, 2010 and 2009, these obligations bear interest at rates ranging between 6.74% — 14.06% and 6.74% — 11.45%.

NOTE 7 —	ADVANCES FROM SHAREHOLDERS

As of December 31, 2009, the Company had borrowed $16,845,000 under an unsecured note payable to one of its shareholders. The note matures in June 2011 and was reported in noncurrent liabilities. During 2010, the Company borrowed an additional $4,600,000 under this note. Thus, prior to the Merger on November 2, 2010, the total balance outstanding was $21,445,000. The note bore interest at the one month LIBOR plus 2%. Interest accrued on the note was included in accrued expenses and was $753,194 prior to the merger on November 2, 2010, and $348,586 as of December 31, 2009. These advances plus accrued interest were converted into equity upon completion of the Merger.

The Company borrowed $1,270,000 from one of its shareholders pursuant to an unsecured note that bore interest at the short-term Applicable Federal Rate. These funds were used to fund certain acquisitions made by the Company prior to the Merger. The note matured at the effective time of the Merger and was repaid to the shareholder in connection with the closing.

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In August 2010, the Company borrowed $2,000,000 for working capital purposes, pursuant to an unsecured note payable to one of its shareholders that bears interest at the short-term Applicable Federal Rate (0.26% as of December 31, 2010). The note matures on November 2, 2011. Accrued interest as of December 31, 2010 is $4,444 and is included in accrued expenses.

In 2009, another shareholder made non-interest bearing advances to the Company of $800,000. These advances were repaid in March 2010.

NOTE 8 —	RELATED PARTY TRANSACTIONS

For the years ended December 31, 2009 and 2008, the Company incurred $46,200 and $60,399, respectively, for training course development and utilization of the delivery platform from a company, the majority of which is owned by a partnership in which a shareholder and another director have a controlling interest. Included in accrued expenses at both December 31, 2010 and 2009 is $145,586 due to this company.

The Company had agreed to pay a company, related by common ownership with one of the shareholders, a fee for services provided, including product development, marketing and branding strategy, and management advisory assistance. The total of these fees were $100,000 for the year ended December 31, 2008. In 2009, the related company waived it rights to these fees and accordingly, the accrued balance of $500,000, which was outstanding as of December 31, 2008, was recorded as a forgiveness of debt in the 2009 Consolidated Statement of Operations.

NOTE 9 —	INCOME TAXES

Domestic	$(15,845,516)
Foreign	(24,488)

Net loss before tax	$(15,870,004)

The components of the provision for income taxes in 2010 are as follows:

Current Federal, State, and Foreign	$—
Deferred
Federal and state	1,537,000
Foreign	163,000

Total provision for income taxes	$1,700,000

A reconciliation of the statutory U.S. Federal income tax rate to the Company’s effective income tax rate for the year ended December 31, 2010 is as follows:

U.S. Federal statutory rate	35%
State and local taxes, net of Federal benefit	4
Period not subject to income taxes	(22)
Non deductible merger expenses	(9)
Establishment of deferred tax liabilities upon conversion to taxable status	(10)
Change in deferred tax asset valuation	(9)

Effective income tax rate	(11)%

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets and liabilities as of December 31, 2010 are as follows:

Deferred tax assets
Net operating loss carryforward	$1,109,000
Basis difference in other intangible assets	2,124,000
Stock based compensation	150,000
Allowance for uncollectible receivables	249,000
Other	320,000

Total deferred income tax assets	3,952,000
Valuation allowance	(2,368,000)

Net deferred tax assets	1,584,000
Deferred tax liabilities
Basis difference in property and equipment	1,584,000
Basis difference in goodwill	1,700,000
Total deferred tax liabilities	3,284,000

Total net deferred income tax liabilities	$1,700,000

As of the date of the Merger the net deferred tax balances were recorded; however, the deferred tax liability related to goodwill, an indefinite lived asset, cannot be offset against the Company’s deferred tax assets related to finite lived assets and, therefore, the net deferred tax liability related to goodwill is recorded as income tax expense on the Consolidated Statement of Operations. Future additions of indefinite lived assets that are tax deductible will continue to increase the amount recognized in the Consolidated Statement of Operations as the difference between the book basis and the tax basis increases.

The Company has incurred significant net losses for financial reporting purposes. Recognition of deferred tax assets will require generation of future taxable income. A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance estimated at $2,368,000 as of December 31, 2010 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

At December 31, 2010, net operating loss (“NOL”) carryforwards for federal income tax purposes were approximately $3,046,000, which will expire in 2030. For state income tax purposes, the Company has net operating losses of approximately $5,293,000, which begin to expire in 2017, some of which now may be utilized since the Company has effectively revoked its Subchapter S corporation status. The benefit from the NOL carryforwards has been subject to a full valuation allowance on the related deferred tax assets.

Prior to the Merger on November 2, 2010, Coolbrands and its inactive U.S. subsidiaries had significant NOL carryforwards for Canadian and U.S. income tax purposes for which a full valuation allowance had been established due to the uncertainty regarding future realization. As a result of the Merger, the Company believes that the redomestication to the U.S. of the Canadian company’s operations as well as the effect of an ownership change in the U.S. subsidiaries have rendered those NOL carryforwards unusable in the future and accordingly, no deferred tax assets have been provided.

As of January 1, 2009, the Company adopted the provisions related to accounting for uncertainty in income taxes, which prescribes how a company should recognize, measure, present and disclose in its

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statements uncertain tax positions that a company has taken or expects to take on a tax return. This standard requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company records a liability for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on the Company’s tax return. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite the Company’s belief that the tax return positions are fully supportable. The reserves are adjusted in light of changing facts and circumstances, such as the outcome of an income tax audit.

The Company includes interest and penalties accrued in the Consolidated Financial Statements as a component of interest expense. No significant amounts were required to be recorded as of December 31, 2010, 2009 and 2008. As of December 31, 2010, tax years of 2007 through 2010 remain open to inspection by the Internal Revenue Service.

NOTE 10 —	SHARE BASED COMPENSATION

Under the Company’s stock incentive plans, restricted stock units and stock options to purchase the Company’s common shares have been issued to its directors and employees at prices equal to the fair value of the stock at the date of grant.

Stock Options

In 2010, 972,011 options were granted at an exercise price of $4.18, a contractual life of 10 years, and an aggregate intrinsic value of $534,056. The options granted in 2010 are subject to stockholder approval of the Swisher Hygiene Inc. 2010 Stock Incentive Plan. No options vested or were exercised during 2010. As of December 31, 2010, 773,531 options are expected to vest over their contractual life at an average of $4.18 per share with an aggregate intrinsic value of $425,808. Stock options of 53,469 were forfeited during 2010.

Stock based compensation expense of $398,155 was recognized during 2010 in the Consolidated Statement of Operations for both stock options and restricted stock units, as discussed below. Stock options were valued at a weighted average fair value of $1.50 using the Black-Scholes option pricing model. At December 31, 2010, stock based compensation expense of $8,686,978 for stock options and restricted stock units will be recognized ratably over the remaining weighted average of period of approximately four years.

The value of each option granted during 2010 is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	—
Risk-free interest rate	2.63%
Expected volatility	30.70%
Expected life	6.25 years

The risk-free interest rate is determined based on a yield curve of U.S. treasury rates based on the expected life of the options granted. The expected volatility is based on an analysis of industry peers historical stock price as we currently do not have sufficient history of our own stock volatility. The expected life is based on the simplified method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected life of our stock options. The Company estimates forfeitures based on historic turnover by relevant employee categories.

In connection with the Merger, options previously issued by CoolBrands that were outstanding at the date of the Merger were fully vested and all related compensation expense was recognized by CoolBrands prior to

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

November 2, 2010, the Merger date. At December 31, 2010, 880,000 options remain outstanding and exercisable at a weighted average price of $0.79, weighted average remaining contractual life of 3.2 year and an aggregate intrinsic value of $3,459,129.

Restricted Stock Units

During 2010, the Company awarded 2,502,820 shares of restricted common stock units at a weighted average grant date fair value of $4.18. Recipients of restricted stock units may not sell or transfer their shares until the shares vest. The restrictions of the common stock units lapse ratably as vesting occurs. As of December 31, 2010 there were 2,502,820 shares outstanding, with a weighted average contractual life of 10 years, and an aggregate intrinsic value of $11,838,338. There were 145,133 forfeitures of restricted stock units during 2010. There were no restricted common stock units vested or exercisable as of December 31, 2010. As of December 31, 2010, shares vested and expected to vest are 2,008,903 with a weighted average contractual life of 10 years, and an aggregate intrinsic value of $9,502,111.

Warrants

In November 2006, the board of directors of CoolBrands issued to a director of the Company, and certain parties related to the director, warrants to purchase up to 5,500,000 common shares of CoolBrands. The warrants expire in November 2011 and the exercise price is $0.50 per warrant. As part of the Merger the holder of the warrants will receive common shares of Swisher Hygiene Inc. in lieu of common shares of CoolBrands upon exercise of the warrants.

NOTE 11 —	RETIREMENT PLAN

An acquired subsidiary of CoolBrands maintained a defined benefit pension plan covering substantially all salaried and certain executive employees. Subsequent to the acquisition in 2000, all future participation and all benefits under the plan were frozen. The plan provides retirement benefits based primarily on employee compensation and years of service up to the date of acquisition. As part of the Merger, on November 2, 2010, Swisher recorded the net underfunded pension obligation of $560,931.

The following table reconciles the changes in benefit obligations and plan assets of the registered defined benefit plan as of December 31, 2010 and reconciles the funded status to accrued benefit cost at December 31, 2010:

Benefit obligation
Balance — November 2, 2010	$2,511,725
Interest cost	21,398
Actuarial loss	(7,745)
Benefit payments	(16,254)

Balance — December 31, 2010	$2,509,124

Plan assets
Balance — November 2, 2010	$1,950,794
Actual return on plan assets	89,290
Benefit payments	(16,254)

Balance — December 31, 2010	$2,023,830

As of December 31, 2010, the net underfunded status of the defined benefit plan is $485,294, which is recognized as accrued benefit cost in Other long term liabilities on the Consolidated Financial Statements. For

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the period November 2, 2010 through December 31, 2010 and as of December 31, 2010 there is an unrecognized gain of $73,985 recorded in Accumulated other comprehensive income (loss) in the Consolidated Financial Statements.

The following table provides the components of the net periodic benefit cost for 2010:

Interest cost	$21,398
Expected return on plan assets	(23,050)

Net periodic benefit income	$(1,625)

The key assumptions used in the measurement of the benefit obligation are the discount rate and the expected return on plan assets. As of December 31, 2010, the discount rate was 5.37% and the expected return on plan assets was 7.5%.

The rate used to discount pension benefit plan liabilities was based on a yield curve developed from market data of Aa-grade non-callable bonds at December 31, 2010. This yield curve has discount rates that vary based on the duration of the obligations. The estimated future cash flows for the pension obligation were matched to the corresponding rates on the yield curve to derive a weighted average discount rate.

The expected return on plan assets was developed by determining projected stock and bond returns and then applying these returns to the target asset allocations of the employee benefit trusts, resulting in a weighted average return on plan assets. The actual historical returns of the plan assets were also considered.

Based on the latest actuarial report as of December 31, 2010, the Company expects that there will be a minimum regulatory funding requirements of $78,880 that will need to be made during fiscal 2011.

Expected benefit payments under the defined benefit pension plan over future years are as follows:

Pension
Benefits

Fiscal year
2011	$101,209
2012	104,972
2013	117,472
2014	119,972
2015	117,004
2016 — 2020	691,862

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Assets

The Company’s investment strategy is to obtain the highest possible return commensurate with the level of assumed risk. Investments are well diversified within each of the major asset categories. The Company’s allocation of pension assets and target allocations are as follows:

			Fair Value as of	Percentage
			December 31,	of Plan
	Target Allocation		2010	Assets
	2011	2010	Level 1	2010

Equities:
U.S.	50%	50%	$1,058,421	52%
International	18	18	661,207	33
Fixed income	26	26	188,155	9
Cash, cash equivalents and other	6	6	116,047	6

	100%	100%	$2,023,830	100%

The U.S. and International equities are actively traded on a public exchange. The fixed income securities are corporate and government bonds that are valued based on prices in active markets for identical transactions and are considered Level 1 assets. There were no plan assets categorized as Level 2 or Level 3 as of December 31, 2010. There were no significant transfers between Level 1, 2, or Level 3. See Note 2 for a description of the fair value hierarchy.

NOTE 12 —	LOSS PER SHARE

Net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. The following were not included in the computation of diluted net loss attributable to common stockholders per share for 2010 as their inclusion would be antidilutive:

•	Warrants to purchase 5,500,000 shares of common stock at $0.50 per share were outstanding and expire in November 2011.

•	Stock options to purchase 880,000 shares of common stock.

•	Stock options and restricted units to purchase 3,376,168 shares of common stock.

•	Convertible promissory notes that if-converted would result in 2,520,460 shares of common stock.

For the years ended December 31, 2009 and 2008, there were no securities that were not included in the computations of diluted net loss attributable to common stockholders per share because their inclusion would be antidilutive.

NOTE 13 —	GEOGRAPHIC INFORMATION

The Company has entered into franchise and license agreements which grant the exclusive rights to develop and operate within specified geographic territories for a fee. The initial franchise or license fee is deferred and recognized as revenue when substantially all significant services to be provided by the Company are performed. Direct incremental costs related to franchise or license sales for which revenue has not been recognized is deferred until the related revenue is recognized.

In 2008, through a wholly-owned subsidiary, Swisher Hygiene Services U.K., Ltd. (“SHS”), the Company operated in the UK in much the same fashion as in the US. As the franchisor, SHS had both franchisees and company operations and serviced the varied customer base on a weekly basis. In January 2009, the Company sold its U.K. operations to a new Master Licensee. During 2010, 2009 and 2008, SHS earned total revenue for

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fees and product sales of $88,954, $221,225, and $1,955,674, respectively. In other international locations, the Company earns royalty fees and product revenue from Master Licensees. The following table includes our revenue from geographic locations for the years ended December 31, 2010, 2009 and 2008 were:

Geographic Information

	2010	2009	2008

Revenue
United States	$61,327,128	$55,008,262	$60,702,053
Other foreign countries	2,325,190	1,805,762	3,406,838

Total Revenue	$63,652,318	$56,814,024	$64,108,891

During 2010 the Company acquired certain branches located in Canada. We have no long lived assets in other foreign countries. The following table summarizes our Canadian subsidiaries long lived assets as of December 31, 2010:

Long Lived Assets
Property, plant, and equipment	$115,561
Goodwill	$2,422,729
Other intangibles, net	$4,231,303

NOTE 14 —	COMMITMENTS AND CONTINGENCIES

In connection with a distribution agreement entered into in December 2010, the Company provided a guarantee that the distributor’s operating cash flows associated with the agreement would not fall below certain agreed-to minimums, subject to certain pre-defined conditions, over the ten year term of the distribution agreement. If the distributor’s annual operating cash flow does fall below the agreed-to annual minimums, the Company will reimburse the distributor for any such short fall up to $1,447,000 per year. No value was assigned to the fair value of the guarantee at December 31, 2010 based on a probability assessment of the projected cash flows. Management currently does not believe that it is probable that any amounts will be paid under this agreement and thus there is no amount accrued for the guarantee in the Consolidated Financial Statements. This liability would be considered a Level 3 financial instruments given the unobservable inputs used in the projected cash flow model. See Note 2 for the fair value hierarchy.

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company leases its headquarters and other facilities, equipment and vehicles under operating leases that expire at varying times through 2017. Future minimum lease payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2010 are as follows:

2011	$2,031,400
2012	1,547,400
2013	1,076,490
2014	785,280
2015 and Thereafter	1,280,910

$6,721,480

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total rent expense for operating leases, including those with terms of less than one year was $2,208,610, $2,352,469, and $2,270,373 for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 15 —	QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

2010
Revenue	$14,728,933	$15,163,556	$16,061,079	$17,698,750	$63,652,318
Gross profit(1)	$9,419,985	$9,709,994	$9,953,393	$10,971,715	$40,055,089
Loss from operations	$(1,304,176)	$(1,415,164)	$(3,765,228)	$(8,628,604)	$(15,113,172)
Net loss	$(1,595,441)	$(1,769,638)	$(4,135,080)	$(10,069,845)	$(17,570,004)
Basic and diluted EPS	$(0.03)	$(0.03)	$(0.07)	$(0.11)	$(0.26)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

2009
Revenue	$13,625,909	$13,616,045	$14,431,266	$15,140,804	$56,814,024
Gross profit(1)	$8,491,366	$8,267,063	$8,620,990	$9,130,090	$34,509,509
Loss from operations	$(870,182)	$(1,637,898)	$(2,138,787)	$(2,202,268)	$(6,849,135)
Net loss	$(1,202,493)	$(1,658,781)	$(2,262,612)	$(2,135,103)	$(7,258,989)
Basic and diluted EPS	$(0.02)	$(0.03)	$(0.04)	$(0.04)	$(0.13)

(1)	Total revenue less cost of sales

NOTE 16 —	SUBSEQUENT EVENTS

Choice Acquisition

On February 13, 2011, we entered into an Agreement and Plan of Merger (the “Choice Agreement”) by and among Swisher Hygiene, Swsh Merger Sub, Inc., a Florida corporation and wholly-owned subsidiary of Swisher Hygiene, Choice Environmental Services, Inc., a Florida corporation (“Choice”), and other parties, as set forth in the Choice Agreement. The Choice Agreement provided for the acquisition of Choice by Swisher Hygiene by way of merger.

In connection with the proposed merger with Choice, on February 23, 2011, we entered into an agency agreement, which the agents agreed to market, on a best efforts basis 12,262,500 subscription receipts (“Subscription Receipts”) at a price of $4.80 per Subscription Receipt for gross proceeds of up to $58,859,594. Each Subscription Receipt entitled the holder to acquire one share of our common stock, without payment of any additional consideration, upon completion of our acquisition of Choice.

On March 1, 2011, we closed the acquisition of Choice and issued approximately 8.3 million shares of our common stock to the former shareholders of Choice and assumed approximately $40.9 million in debt, of which $39.2 million was paid down with proceeds from the private placement of the Subscription Receipts. In addition, certain shareholders of Choice received $5.7 million in cash and warrants to purchase an additional 0.9 million shares at an exercise price of $6.21.

On March 1, 2011, in connection with the closing of acquisition of Choice, the 12,262,500 Subscription Receipts were exchanged for 12,262,500 shares of our common stock. We agreed to use commercially reasonable efforts to file a resale registration statement with the SEC relating to the shares of common stock underlying the Subscription Receipts. If the registration statement is not filed or declared effective within

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

specified time periods, or if it ceases to be effective for periods of time exceeding certain grace periods, the initial subscribers of Subscription Receipts will be entitled to receive an additional 0.1 share of common stock for each share of common stock underlying Subscription Receipts held by any such initial subscriber at that time.

Choice has been in business since 2004 and serves more than 150,000 residential and 7,500 commercial customers in the Southern and Central Florida regions through its 320 employees and over 150 collection vehicles by offering a complete range of solid waste and recycling collection, transportation, processing and disposal services. Choice operates six hauling operations, three transfer and materials recovery facilities.

The merger with Choice will be accounted for as a significant business combination in the first quarter of 2011. The following table presents the purchase price consideration as of March 1, 2011 (in thousands):

Consideration:
Issuance of shares at stock price of $5.89	$48,781
Debt assumed	42,798
Cash paid	5,700

$97,279

The preliminary allocation of the purchase price is based on the best information available to management. This allocation is provisional, as the Company is required to recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of March 1, 2011 that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The Company may adjust the preliminary purchase price allocation after obtaining additional information regarding asset valuation, liabilities assumed and revisions of previous estimates. The following table summarizes the preliminary allocation of the purchase price based on the estimated fair value of the acquired assets and assumed liabilities of Choice as of March 1, 2011 as follows (in thousands):

Net tangible assets acquired:
Cash and cash equivalents	$341
Receivables, net	6,096
Inventory	151
Property and equipment	29,743
Franchise agreements	27,840
Non compete agreements	2,880
Deferred income tax assets and other assets	1,536
Accounts payable and expenses	(6,221)
Capital lease obligations	(3,995)
Deferred income tax liabilities	(11,605)

Total tangible assets acquired	46,766
Goodwill	50,513

Total purchase price	97,279
Less: Debt assumed	40,944
Less: Issuance of shares	48,781

Cash paid (including prepayment penalty)	$7,554

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the unaudited supplemental pro forma information as if the acquisition of Choice occurred on January 1, 2010 (in thousands, except share and per share data):

	Historical 2010 Fiscal Year
	Swisher	Choice
	Hygiene	Environmental	Pro Forma		Combined
	Inc.	Services, Inc.(1)	Adjustments	Notes	Pro Forma

Revenue	$63,652	$44,894	$		$108,546
Costs and expenses	78,765	40,788	4,100	a, b, c	123,653
Income (loss) from operations	(15,113)	4,106	(4,100)		(15,107)
Other income (expense)	(757)	(3,164)	1,466	d	(2,455)
Net loss (income) before tax	(15, 870)	942	(2,634)		(17,562)
Income tax	1,700	577	(577)	e	1,700

Net loss (income)	$(17,570)	$365	$(2,057)		$(19,262)

Loss per Share
Basic and diluted	$(0.26)				$(0.22)

Weighted-Average Common Shares Used in the Computation of Loss per Share
Basic and diluted	66,956,371				87,500,794

(1)	Financial information for Choice is for the year ended September 30, 2010. The difference between Choice fiscal year end and our calendar year end would not be significant to revenue or earnings presented.

Pro forma adjustments include the following (in thousands): (a) $4,250 related additional amortization for the other intangibles acquired for franchise agreements and non compete agreements; (b) $71 related to additional amortization as a result of an adjustment to the fair value of the property and equipment acquired; (c) a reduction of $534 related to rent expense and an increase of $313 related to depreciation for leased properties that became capital leases in connection with the acquisition of Choice; (d) $1,696 related to interest expense and amortization of debt discounts and financing costs for debt that was paid off as part of the acquisition of Choice, offset by $230 for interest expense related to capital lease obligations entered into in connection with the acquisition of Choice; and (e) $577 related to income tax expenses that would be offset by the combined company’s net operating loss.

Private Placement

On March 22, 2011, we entered into a series of arm’s length securities purchase agreements to sell 12,000,000 shares of our common stock at a price of $5.00 per share, for aggregate proceeds of $60,000,000 to certain funds of a global financial institution (the “Private Placement”). We intend to use the proceeds from the Private Placement to further our organic and acquisition growth strategy, as well as for working capital purposes.

On March 23, 2011, we closed the Private Placement and issued 12,000,000 shares of our common stock. Pursuant to the securities purchase agreements, the shares of common stock issued in the Private Placement may not be transferred on or before June 24, 2011 without our consent. We agreed to use our commercially reasonable efforts to file a resale registration statement with the SEC relating to the shares of common stock sold in the Private Placement. If the registration statement is not filed or declared effective within specified

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

time periods, the investors will be entitled to receive liquidated damages in cash equal to one percent of the original offering price for each share that at such time remains subject to resale restrictions.

Additional Acquisitions and Promissory Note Conversion

During 2011, in addition to the Choice acquisition, we acquired several smaller businesses. While the terms, price, and conditions of each of these acquisitions were negotiated individually, consideration to the sellers typically consists of a combination of cash, convertible promissory notes having an interest rate of 4% with maturities of up to 12 months, our common stock, and earn-out provisions. Aggregate consideration paid for the acquired businesses was approximately $15,700,000 consisting of $4,800,000 in cash and $7,125,000 in convertible promissory notes, a $275,000 promissory note, and 380,727 shares of our common stock, plus potential earn-outs of up to $1,190,000. In addition, in March 2011, we entered into an asset purchase agreement to purchase a solid waste services provider based in Miami, Florida for a total purchase price of approximately $10 million, consisting of $5,000,000 in cash and 909,090 shares of our common stock. This transaction is expected to close on April 1, 2011.

In addition, a $5,000,000, 6% convertible promissory note issued in November 2010 issued as part of the consideration paid for an acquisition was fully converted to 1,312,864 common shares in 2011.

New Credit Facility

On March 30, 2011, we entered into a $100 million senior secured revolving credit facility with Wells Fargo. Under the new credit facility, Swisher Hygiene has initial borrowing availability of $32.5 million, which we expect will increase to the fully committed $100 million upon delivery of our unaudited quarterly financial statements for the quarter ended March 31, 2011. Borrowings under the facility are secured by a first priority lien on substantially all our existing and hereafter acquired assets, including $25 million of cash on borrowings in excess of $75 million.

Interest on borrowings under the credit facility accrues at London Interbank Offered Rate (“LIBOR”) plus 2.5% to 4.0%, depending on the ratio of senior debt to Consolidated EBITDA (as such term is defined in the credit agreement), and interest is payable no more frequently than monthly on all outstanding borrowings. The credit facility matures on July 31, 2013.

Borrowings and availability under the credit facility are subject to compliance with financial covenants, including achieving specified Consolidated EBITDA targets and maintaining specified leverage and liquidity ratios. The credit facility also places restrictions on our ability to incur additional indebtedness, make certain acquisitions, create liens or other encumbrances, sell or otherwise dispose of assets, and merge or consolidate with other entities.

Our obligations under the credit facility are guaranteed by all our domestic subsidiaries and secured by all the assets and stock of our domestic subsidiaries and substantially all of the stock of our foreign subsidiaries. The new credit facility replaces our current aggregated $25 million credit facilities, which are discussed in Note 6 to the Notes to Consolidated Financial Statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Control and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly listed public companies.

Item 9B.	Other Information.

Pursuant to Item 3.02 of Form 8-K, we are disclosing the following:

We have issued the following shares in connection with acquisitions during March 2011, which issuances have not been previously reported:

(a) On March 7, 2011, in connection with the acquisition of certain assets of ADCO Services, Inc., Swisher Hygiene issued 25,594 shares of our common stock to ADCO Services, Inc.; and

(b) On March 8, 2011, in connection with the acquisition of the healthcare and hospitality division of Solvents and Petroleum Service, Inc., Swisher Hygiene issued 67,712 shares of our common stock to Solvents and Petroleum Service, Inc.; and

(c) On March 9, 2011, in connection with the acquisition of certain assets of Logico Associates, Inc., Swisher Hygiene issued 149,502 shares of our common stock to Logico Associates; and

(d) On March 14, 2011, in connection with the acquisition of certain assets of Nebraska Hygiene, Inc., Swisher Hygiene issued 38,136 shares of our common stock to Nebraska Hygiene, Inc.; and

(e) On March 28, 2011, in connection with the acquisition of certain assets of Golden Management Associates Inc., Swisher Hygiene issued a promissory note to Golden Management Associates Inc., which note is convertible for up to 900,000 shares of our common stock; and

(f) On March 28, 2011, in connection with the acquisition of certain assets of En-Viro Solutions HI, Inc., Swisher Hygiene issued 17,138 shares of our common stock.

No underwriters were involved in any of the issuances of securities described in above, all of which were exempt from the registration requirements of the Securities Act. The issuances of the securities described above were exempt from the registration requirements of the Securities Act afforded by Section 4(2) thereof and Regulation D promulgated thereunder, which exception Swisher Hygiene believes is available because the securities were not offered pursuant to a general solicitation and such issuances were otherwise made in compliance with the requirements of Regulation D and Rule 506. The securities issued in these transactions are restricted and may not be resold except pursuant to an effective registration statement filed under the Securities Act or pursuant to a valid exemption from the registration requirements of the Securities Act.

PART III

Item 10.	Directors, Executive Officer and Corporate Governance.

The information required by Item 10 is incorporated by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders, except for certain information concerning the Executive Officers of the Company set forth in Part I — Item I hereof under the caption “Executive Officers of the Registrant.” Our Proxy Statement for our 2011 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11.	Executive Compensation.

The information required by Item 11 is incorporated by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 is incorporated by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

Reference is made to the index set forth in this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

All other schedules not included have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the consolidated financial statements or the notes to consolidated financial statements.

(a)(3) Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, among CoolBrands International Inc., CoolBrands International (Nevada), Inc., Swisher International, Inc. and Steven R. Berrard, dated as of August 17, 2010.(1)
2.2	Plan of Arrangement, dated November 1, 2010.(1)
3.1	Certificate of Corporate Domestication of CoolBrands International Inc., dated November 1, 2010.(1)
3.2	Certificate of Incorporation of Swisher Hygiene Inc.(1)
3.3	Bylaws of Swisher Hygiene Inc.(1)
10.1	Credit Agreement by and between Swisher International, Inc. and Wachovia Bank, National Association, dated November 14, 2005.(2)
10.2	Security Agreement by and among Swisher International, Inc. and certain subsidiaries of Swisher International, Inc., dated as of November 14, 2005.(1)
10.3	First Amendment to Credit Agreement by and between Swisher International, Inc. and Wachovia Bank, National Association, dated as of April 26, 2006.(1)
10.4	Second Amendment and Waiver to Credit Agreement by and between Swisher International, Inc. and Wachovia Bank, National Association, dated as of September 8, 2006.(1)
10.5	Third Amendment and Waiver to Credit Agreement by and between Swisher International, Inc. and Wachovia Bank, National Association, dated as of March 21, 2008.(1)
10.6	Fourth Amendment and Waiver to Credit Agreement by and between Swisher International, Inc. and Wachovia Bank, National Association, dated June 25, 2008.(1)
10.7	Fifth Amendment and Waiver to Credit Agreement by and between Swisher International, Inc., Wachovia Bank, National Association, and other persons party thereto, dated June 30, 2009.(1)
10.8	Sixth Amendment to Credit Agreement by and between Swisher International, Inc., Wachovia Bank, National Association and other persons party thereto, dated November 18, 2009.(1)
10.9	Credit Agreement by and between HB Service, LLC and Wachovia Bank, National Association, dated as of June 25, 2008.(1)
10.10	First Amendment and Waiver to Credit Agreement by and between HB Service, LLC, Wachovia Bank, National Association and other persons party thereto, dated as of June 30, 2009.(1)
10.11	Second Amendment to Credit Agreement by and between HB Service, LLC, Wachovia Bank, National Association, and other persons party thereto, dated November 18, 2009.(1)
10.12	Omnibus Amendment Agreement, Limited Consent and Waiver by and between Swisher International, Inc., HB Service, LLC, Wells Fargo Bank, National Association and other persons party thereto, dated August 13, 2010.(1)
10.13	Omnibus Amendment Agreement, Limited Consent and Waiver by and between Swisher International, Inc., HB Service, LLC, Wells Fargo Bank, National Association and other persons party thereto, dated October 28, 2010.(1)
10.14	Unconditional Guaranty by and among Swisher International, Inc., H. Wayne Huizenga and Wachovia Bank, National Association, dated June 25, 2008.(1)
10.15	Unconditional Guaranty by and among HB Service, LLC, H. Wayne Huizenga and Wachovia Bank, National Association, dated June 25, 2008.(1)
10.16	Promissory Note, dated May 26, 2010, as amended, in the principal amount of $21,445,000 to Royal Palm Mortgage Group, LLC.(1)
10.17	Amended and Restated Security Agreement by and between H. Wayne Huizenga and Wachovia Bank, National Association, dated January 2010.(1)
10.18	Capital Contribution Agreement by and among H. Wayne Huizenga, Steven R. Berrard and Swisher International, Inc., dated July 13, 2010.(1)
10.19	Form of Lock-Up Agreement.(1)
10.20	Promissory Note, dated August 9, 2010, in the principal amount of $2,000,000 to Royal Palm Mortgage Group, LLC.(1)

Exhibit
Number	Description

10.21	Promissory Note, dated August 9, 2010, in the principal amount of $1,500,000 to Royal Palm Mortgage Group, LLC.(1)
10.22	Form of Swisher Hygiene Inc. 2010 Stock Incentive Plan.(1)
10.23	Omnibus Amendment Agreement, Limited Consent and Waiver by and between Swisher International, Inc., HB Service, LLC, Wells Fargo Bank, National Association and other persons party thereto, dated November 5, 2010.(1)
10.24	Vendor Agreement, dated July 25, 2008, between Swisher Hygiene Franchise Corp. and Intercon Chemical Company (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)(3)
16.1	Letter of Scharf Pera & Co., PLLC, dated November 16, 2010.(2)
21.1	Subsidiaries of Swisher Hygiene Inc.
23.1	Consent of BDO USA LLP.
23.2	Consent of Scharf Pera & Co., PLLC.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Previously filed. Documents incorporated by reference to the indicated exhibit to the following filings by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

(1)	Registration Statement on Form 10, filed with the Securities and Exchange Commission on November 9, 2010.

(2)	Amendment No. 1 to Registration Statement on Form 10, filed with the Securities and Exchange Commission on December 15, 2010.

(3)	Amendment No. 3 to Registration Statement on Form 10, filed with the Securities and Exchange Commission on January 31, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWISHER HYGIENE INC.
(Registrant)

Dated: March 31, 2011

By:	/s/ Steven R. Berrard
Steven R. Berrard
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Steven R. Berrard Steven R. Berrard	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 31, 2011

/s/ Hugh H. Cooper Hugh H. Cooper	Chief Financial Officer (Principal Financial Officer)	March 31, 2011

/s/ Michael Kipp Michael Kipp	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 31, 2011

/s/ H. Wayne Huizenga H. Wayne Huizenga	Chairman of the Board	March 31, 2011

/s/ David Braley David Braley	Director	March 31, 2011

/s/ John Ellis Bush John Ellis Bush	Director	March 31, 2011

/s/ Harris W. Hudson Harris W. Hudson	Director	March 31, 2011

/s/ William D. Pruitt William D. Pruitt	Director	March 31, 2011

/s/ David Prussky David Prussky	Director	March 31, 2011

/s/ Michael Serruya Michael Serruya	Director	March 31, 2011

SWISHER HYGIENE INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2010

	Balance at	Charged to	Deductions	Balance at
	the Beginning	Costs and	from	the End
	of the Year	Expenses	Allowance	of the Year

December 31, 2010
Allowances for doubtful accounts receivable	$334,156	$182,593	$152,515	$364,234
Other allowances	—	100,000	—	100,000

	$334,156	$282,593	$152,515	$464,234

December 31, 2009
Allowances for doubtful accounts receivable	$564,635	$284,385	$514,864	$334,156

December 31, 2008
Allowances for doubtful accounts receivable	$517,838	$605,186	$558,389	$564,635

SWISHER HYGIENE INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit
Number	Description

21.1	Subsidiaries of Swisher Hygiene Inc.
23.1	Consent of BDO USA LLP.
23.2	Consent of Scharf Pera & Co., PLLC.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.