Form 10-Q
period 2011-03-31
Swisher Hygiene Inc.
filed 2011-05-16
CIK 1504747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 001-35067
SWISHER HYGIENE INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	27-3819646 (I.R.S. Employer Identification No.)

4725 Piedmont Row Drive, Suite 400 Charlotte, North Carolina (Address of Principal Executive Offices)	28210 (Zip Code)
Registrant’s Telephone Number, Including Area Code
(704) 364-7707
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑     No  ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐     No  ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐     No  ☑
     Number of shares outstanding of each of the registrant’s classes of Common Stock at May 13, 2011: 165,902,082 shares of Common Stock, $0.001 par value per share.

SWISHER HYGIENE INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SWISHER HYGIENE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	Balance at
	March 31,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$105,069,848	$38,931,738
Restricted cash	—	5,193,333
Accounts receivable (net of allowance for doubtful accounts of $1,404,365 at March 31, 2011 and $334,156 at December 31, 2010)	14,893,924	7,068,629
Inventory	3,765,159	2,968,076
Other assets	2,797,557	894,719

Total current assets	126,526,488	55,056,495

Property and equipment, net	44,202,516	11,324,055
Goodwill	87,877,874	29,660,309
Other intangibles, net	44,076,159	7,668,805
Other noncurrent assets	3,736,793	2,524,598

	$306,419,830	$106,234,262

LIABILITIES AND EQUITY
Current liabilities
Accounts payable, accrued expenses, and other current liabilities	$18,024,044	$9,335,932
Short term obligations	19,734,219	13,378,710
Advances from shareholder	2,000,000	2,000,000

Total current liabilities	39,758,263	24,714,642

Long term obligations	37,527,478	31,028,992
Deferred income tax liabilities	9,746,713	1,700,000
Other long term liabilities	3,554,802	2,763,051

Total noncurrent liabilities	50,828,993	35,492,043

Commitments and contingencies

Equity
Swisher Hygiene Inc. stockholders’ equity
Common stock, par value $0.001, authorized 400,000,000 shares; 148,455,429 and 114,015,063 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	148,455	114,015
Additional paid-in capital	227,569,009	54,725,897
Accumulated deficit	(12,204,602)	(8,996,759)
Accumulated other comprehensive income	216,008	73,985

Total Swisher Hygiene Inc. stockholders’ equity	215,728,870	45,917,138
Non-controlling interest	103,704	110,439

Total equity	215,832,574	46,027,577

	$306,419,830	$106,234,262

See Notes to the Condensed Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue
Product	$15,426,822	$8,164,028
Service	10,458,452	4,378,544
Franchise and other	1,511,029	2,186,361

Total revenue	27,396,303	14,728,933

Costs and expenses
Cost of sales	9,583,685	5,308,948
Route expenses	7,115,071	3,174,176
Selling, general, and administrative	12,324,869	6,507,155
Acquisition and merger expenses	1,315,978	—
Depreciation and amortization	2,707,952	1,042,830

Total costs and expenses	33,047,555	16,033,109

Loss from operations	(5,651,252)	(1,304,176)

Other expense, net	(2,273,119)	(291,265)

Net loss before income taxes	(7,924,371)	(1,595,441)
Income tax benefit	4,709,793	—

Net loss	$(3,214,578)	$(1,595,441)

Loss per share
Basic and diluted	$(0.03)	$(0.03)

Weighted-average common shares used in the computation of loss per share
Basic and diluted	122,780,115	57,829,630

See Notes to the Condensed Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2011

					Accumulated	Swisher
			Additional		Other	Hygiene Inc.
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders’	Non-controlling	Total
	Shares	Amount	Capital	Deficit	(Loss) / Income	Equity	Interest	Equity
Balance as of December 31, 2010	114,015,063	$114,015	$54,725,897	$(8,996,759)	$73,985	$45,917,138	$110,439	$46,027,577

Shares issued in connection with private placements	24,262,500	24,262	115,969,530			115,993,792		115,993,792

Shares issued in connection with the acquisition of Choice	8,281,920	8,282	48,772,244			48,780,526		48,780,526

Shares issued in connection with acquisitions and purchases of property and equipment	298,082	298	2,144,621			2,144,919		2,144,919

Conversion of promissory note payable	1,312,864	1,313	5,076,160			5,077,473		5,077,473

Stock based compensation			664,842			664,842		664,842

Exercise of stock options	285,000	285	215,715			216,000		216,000

Foreign currency translation adjustment					142,023	142,023		142,023

Net loss				(3,207,843)		(3,207,843)	(6,735)	(3,214,578)

Balance as of March 31, 2011	148,455,429	$148,455	$227,569,009	$(12,204,602)	$216,008	$215,728,870	$103,704	$215,832,574

See Notes to the Condensed Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash used in operating activities
Net loss	$(3,214,578)	$(1,595,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,707,952	1,042,830
Stock based compensation	664,842	—
Unrealized loss on fair value of convertible promissory notes	1,961,100	—
Deferred income tax liabilities	(3,954,793)	—
Changes in working capital components:
Accounts receivable	(1,052,100)	(159,035)
Inventory	(184,723)	(221,921)
Other assets and noncurrent assets	(945,709)	(602,706)
Accounts payable, accrued expenses, and other liabilities	1,179,087	1,460,951

Cash used in operating activities	(2,838,922)	(75,322)

Cash used in investing activities
Purchases of property and equipment	(3,019,248)	(1,002,528)
Acquisitions, net of cash acquired	(12,318,774)	—
Restricted cash	5,193,333	—

Cash used in investing activities	(10,144,689)	(1,002,528)

Cash provided by financing activities
Proceeds from private placements, net of issuance costs	116,253,791	—
Principal payments on acquired Choice debt	(39,219,160)	—
Proceeds from line of credit, net of issuance costs	27,639,355	—
Payoff of lines of credit	(24,946,932)	—
Principal payments on debt	(821,333)	(575,299)
Proceeds from exercise of stock options	216,000	—
Payment of shareholder advance	—	(800,000)
Proceeds from advances from shareholders	—	2,100,000

Cash provided by financing activities	79,121,721	724,701

Net increase (decrease) in cash and cash equivalents	66,138,110	(353,149)
Cash and cash equivalents at the beginning of the period	38,931,738	1,270,327

Cash and cash equivalents at the end of the period	$105,069,848	$917,178

See Notes to the Condensed Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 — BUSINESS DESCRIPTION
Principal Operations
     Swisher Hygiene Inc. and its wholly-owned subsidiaries (the “Company” or “We” or “Our”) provide essential hygiene and sanitation solutions to customers throughout much of North America and internationally through its global network of company owned operations, franchises and master licensees. These solutions include essential products and services that are designed to promote superior cleanliness and sanitation in commercial environments, while enhancing the safety, satisfaction and well-being of employees and patrons. These solutions are typically delivered by employees on a regularly scheduled basis and involve providing our customers with: (i) consumable products such as soap, paper, cleaning chemicals, detergents, and supplies, together with the rental and servicing of dish machines and other equipment for the dispensing of those products; (ii) the rental of facility service items requiring regular maintenance and cleaning, such as floor mats, mops, bar towels and linens; (iii) manual cleaning of their facilities; and (iv) solid waste collection services. We serve customers in a wide range of end-markets, with a particular emphasis on the foodservice, hospitality, retail, industrial, and healthcare industries. In addition, our solid waste collection services provide services primarily to commercial and residential customers through contracts with municipalities or other agencies.
     As of March 31, 2011, the Company has 83 company owned operations and 6 franchise operations located throughout the United States and Canada and has entered into 10 Master License Agreements covering the United Kingdom, Ireland, Portugal, the Netherlands, Singapore, the Philippines, Taiwan, Korea, Hong Kong/Macau/China, and Mexico.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
     The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. The Company’s Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair presentation of their financial condition, results of operations, and cash flows for the periods presented. The information at December 31, 2010 in the Company’s Condensed Consolidated Balance Sheets included in this quarterly report was derived from the audited Consolidated Balance Sheets included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 31, 2011. The Company’s 2010 Annual Report on Form 10-K, together with the information included in such report, is referred to in this quarterly report as the “2010 Annual Report.” This quarterly report should be read in conjunction with the 2010 Annual Report.
     All material intercompany balances and transactions have been eliminated in consolidation. Certain adjustments have been made to conform prior periods to the current year presentation.
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements. Actual results could differ from those estimates and such differences could affect the results of operations reported in future periods.
     The Company’s significant accounting policies are discussed in Note 2 of the Notes to Consolidated Financial Statements in the 2010 Annual Report. Any significant changes to those policies or new significant policies are described below.

Acquisition and merger expenses
     Acquisition and merger expenses include costs directly-related to the acquisition of our four franchisees and ten independent businesses during the three months ended March 31, 2011, and costs directly-related to the merger with CoolBrands International, Inc. as discussed in Note 1 of our 2010 Annual Report. These costs include third party due diligence, legal, accounting and professional service expenses.
Segments
     On March 1, 2011, the Company completed its acquisition of Choice Environmental Services, Inc. (“Choice”), a Florida based company that provides a complete range of solid waste and recycling collection, transportation, processing and disposal services. As a result of the acquisition of Choice, the Company now has two segments 1) hygiene and 2) waste. The Company’s hygiene segment primarily provides commercial hygiene services and products throughout much of the United States, and additionally operates a worldwide franchise and license system to provide the same products and services in markets where Company owned operations do not exist. The Company’s waste segment primarily consists of the operations of Choice and will include future acquisitions of solid waste collection businesses. Prior to the acquisition of Choice, the Company managed, allocated resources, and reported in one segment or the hygiene segment. See Note 13 for segment disclosures.
Adoption of Newly Issued Accounting Pronouncements
     Revenue Recognition: In October 2009, the FASB issued new standards for multiple-deliverable revenue arrangements. These new standards affect the determination of when individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. In addition, these new standards modify the manner in which the transaction consideration is allocated across separately identified deliverables, eliminate the use of the residual value method of allocating arrangement consideration and require expanded disclosure. These new standards became effective for multiple-element arrangements entered into or materially modified on or after January 1, 2011. Earlier application was permitted with required transition disclosures based on the period of adoption. We adopted these standards for multiple-element arrangements entered into or materially modified on or after January 1, 2011. The adoption of this accounting standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements.
     Goodwill: In December 2010, the FASB issued new standards defining when step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts should be performed and modifies step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For reporting units with zero or negative carrying amounts an entity is required to perform step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The standards are effective for fiscal years and interim periods within those years, beginning after December 15, 2010 and were effective for the Company on January 1, 2011. The adoption of this accounting standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements.
     Business Combinations: In December 2010, the FASB issued new standards that clarify that if comparative financial statements are presented the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The standards are effective prospectively for material (either on an individual or aggregate basis) business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The Company has included the required disclosures in Note 3.

NOTE 3 — ACQUISITIONS
Choice Acquisition
     On February 13, 2011, we entered into an Agreement and Plan of Merger (the “Choice Agreement”) by and among Swisher Hygiene, Swsh Merger Sub, Inc., a Florida corporation and wholly-owned subsidiary of Swisher Hygiene, Choice, and other parties, as set forth in the Choice Agreement. The Choice Agreement provided for the acquisition of Choice by Swisher Hygiene by way of merger.
     In connection with the merger with Choice, on February 23, 2011, we entered into an agency agreement, which the agents agreed to market, on a best efforts basis 12,262,500 subscription receipts (“Subscription Receipts”) at a price of $4.80 per Subscription Receipt for gross proceeds of up to $58,859,594. Each Subscription Receipt entitled the holder to acquire one share of our common stock, without payment of any additional consideration, upon completion of our acquisition of Choice.
     On March 1, 2011, we closed the acquisition of Choice and issued 8,281,920 shares of our common stock to the former shareholders of Choice and assumed $40,941,484 of debt, which $39,219,160 was paid down with proceeds from the private placement of the Subscription Receipts. In addition, certain shareholders of Choice received $5,700,000 in cash for warrants to purchase an additional 918,076 shares at an exercise price of $6.21, which expired on March 31, 2011 and were not exercised.
     On March 1, 2011, in connection with the closing of the acquisition of Choice, the 12,262,500 Subscription Receipts were exchanged for 12,262,500 shares of our common stock. We agreed to use commercially reasonable efforts to file a resale registration statement with the SEC relating to the shares of common stock underlying the Subscription Receipts. If the registration statement is not filed or declared effective within specified time periods, or if it ceases to be effective for periods of time exceeding certain grace periods, the initial subscribers of Subscription Receipts will be entitled to receive an additional 0.1 share of common stock for each share of common stock underlying Subscription Receipts held by any such initial subscriber at that time. The Company’s Registration Statement was declared effective on April 21, 2011 and remains effective as of the date of this filing.
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
     The following table presents the purchase price consideration as of March 1, 2011:

Consideration:
Issuance of shares at stock price of $5.89	$48,780,526
Debt	40,941,484
Cash paid	7,553,784

$97,275,794

     The preliminary allocation of the purchase price is based on the best information available to management. This allocation is provisional, as the Company is required to recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of March 1, 2011 that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The Company may adjust the preliminary purchase price allocation after obtaining additional information regarding asset valuation, liabilities assumed and revisions of previous estimates. The following table summarizes the preliminary allocation of the purchase price based on the estimated fair value of the acquired assets and assumed liabilities of Choice as of March 1, 2011 as follows:

Net tangible assets acquired:
Cash and cash equivalents	$340,870
Receivables	6,095,801
Inventory	150,833
Property and equipment	29,618,377
Customer contracts	27,840,000
Non-compete agreements	2,880,000
Deferred income tax assets and other assets	2,234,452
Accounts payable and accrued expenses	(6,220,986)
Capital lease obligations	(3,523,615)
Deferred income tax liabilities	(12,001,506)

Total tangible assets acquired	47,414,226
Goodwill	49,861,568

Total purchase price	97,275,794
Less: Debt assumed	(40,941,484)
Less: Issuance of shares	(48,780,526)

Cash paid (including prepayment penalty of $1,853,784)	$7,553,784

     Other assets include approximately $721,000 of notes receivable from Choice shareholders. In addition, the Company’s Condensed Consolidated Financial Statements for the three months ended March 31, 2011 includes $5,803,815 of revenue and $368,061 of net loss before income taxes.
     The following supplemental pro forma information presents the financial results as if the acquisition of Choice had occurred January 1, 2011 for the three months ended March 31, 2011 and on January 1, 2010 for the three months ended March 31, 2010. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition of Choice been completed on January 1, 2011 or January 1, 2010, nor are they indicative of any future results:

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
Revenue	$26,419,303	$26,219,395
Costs and expenses	32,731,772	26,718,910

Loss from operations	(6,312,469)	(499,515)
Other expense, net	(2,028,786)	(308,955)

Net loss before income taxes	(8,341,255)	(808,470)
Income tax benefit	4,853,261	—

Net loss	$(3,487,994)	$(808,470)

Loss per share
Basic and diluted	$(0.03)	$(0.01)

Weighted-average common shares used in the computation of loss per share
Basic and diluted	122,780,115	57,829,630

     Pro forma adjustments include adjustments for (a) additional amortization related to the acquired identifiable intangibles; (b) additional depreciation as a result of an adjustment to the fair value of the property and equipment acquired; (c) a reduction of rent expense, offset by an increase for depreciation for leased properties with related parties that became capital leases in connection with the acquisition and (d) a reduction for interest expense and amortization of debt discounts and financing costs for debt that was paid off as part of the acquisition, offset by interest expense related to capital leases entered into in connection with the acquisition.

Other Acquisitions
     During the three months ended March 31, 2011, the Company acquired four of its franchisees and nine independent businesses, in addition to the acquisition of Choice. The results of operations of these acquisitions have been included in the Company’s Condensed Consolidated Financial Statements since their respective acquisition dates. None of these acquisitions were significant to the Company’s consolidated financial results and therefore, supplemental pro forma financial information is not presented.
     The following table summarizes the current estimated aggregate fair values of the assets acquired and liabilities assumed at the date of acquisition for these acquisitions made during the three months ended March 31, 2011, excluding Choice:

Three Months Ended
March 31, 2011
Number of businesses acquired	13

Net tangible assets acquired
Accounts receivable and other assets	$653,850
Inventory	457,090
Property and equipment	861,820
Accounts payable and accrued expenses	(526,970)

Total	1,445,790

Identifiable intangible assets:
Customer relationships	5,446,400
Non-compete agreements	1,331,900

Total	6,778,300

Goodwill	8,273,100

Aggregate purchase price	16,497,190
Less: Stock issued	1,943,500
Less: Earn outs	1,190,000
Less: Notes issued or assumed on acquisition	8,598,700

Cash paid on acquisitions	$4,764,990

     Earn outs are based on the achievement of contractually negotiated levels of performance by certain of our acquired businesses and are payable quarterly for three years ending March 31, 2014. See Note 15 for additional acquisitions subsequent to March 31, 2011.

NOTE 4 — GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill and other intangible assets have been recognized in connection with the acquisitions described in Note 3 and substantially all of the balance is expected to be fully deductible for income tax purposes, except for goodwill related to the acquisition of Choice, which was a stock acquisition. Changes in the carrying amount of goodwill and other intangibles for each of the Company’s segments during the three months ended March 31, 2011 were as follows:

	Hygiene	Waste
Goodwill
Balance — December 31
Gross goodwill	$30,530,309	$—
Accumulated impairment losses	(870,000)	—

	$29,660,309	$—

Goodwill acquired	8,273,100	$49,861,568
Foreign exchange translation	82,897	—

Balance — March 31
Gross goodwill	38,886,306	49,861,568
Accumulated impairment losses	(870,000)	—

	$38,016,306	49,861,568

Customer Relationships
Balance — December 31	$5,779,980	$—
Customers acquired	5,446,400	27,840,000
Amortization	(547,524)	(331,429)
Foreign exchange translation	75,330	—

Balance — March 31	$10,754,186	$27,508,571

Non-compete Agreements
Balance — December 31	$1,888,825	$—
Agreements	1,331,900	2,880,000
Amortization	(212,455)	(96,000)
Foreign exchange translation	21,132	—

Balance — March 31	$3,029,402	$2,784,000

Hygiene Segment
     The fair value of the customer contracts acquired is based on future discounted cash flows expected to be generated from those customers. These customer relationships will be amortized on a straight-line basis over five years, which is primarily based on the Company’s historical customer attrition rates. The fair value of the non-compete agreements will be amortized on a straight-line basis over the length of the agreements of four or five years.
Waste Segment
     The fair value of the customer contracts acquired in the acquisition of Choice was based on future discounted cash flows expected to be generated from contracts with municipalities and customers. These customer contracts will be amortized on a straight-line basis over seven years, which is the weighted average of the estimated life of the contracts acquired. The fair value of the non-compete agreements will be amortized on a straight-line basis over the length of the agreements or 2.5 years.

NOTE 5 — EQUITY
     Changes in equity for the three months ended March 31, 2011 consisted of the following:

Balance at December 31, 2010	$46,027,577
Issuance of shares in connection with Choice acquisition (See Note 3)	48,780,526
Issuance of shares in connection with private placements	115,993,792
Issuance of shares in connection with acquisitions (See Note 3)	1,943,500
Issuance of shares in connection with purchases of property and equipment	201,419
Stock based compensation	880,842
Conversion of convertible promissory note payable (See Note 6)	5,077,473
Foreign currency translation	142,023
Net loss	(3,214,578)

Balance at March 31, 2011	$215,832,574

Choice
     As part of the purchase price of Choice we issued 8,281,920 shares of our common stock to the previous shareholders of Choice. See Note 3.
Private placements
     As discussed in Note 3, on March 1, 2011, in connection with the closing of acquisition of Choice, the 12,262,500 Subscription Receipts were exchanged for 12,262,500 shares of our common stock. As part of this transaction, we received cash of $56,253,791, net of issuance costs.
     In addition on March 22, 2011, we entered into a series of arm’s length securities purchase agreements to sell 12,000,000 shares of our common stock at a price of $5.00 per share, for aggregate proceeds of $60,000,000 to certain funds of a global financial institution (the “Private Placement”). We intend to use the proceeds from the Private Placement to further our organic and acquisition growth strategy, as well as for working capital purposes. On March 23, 2011, we closed the Private Placement and issued 12,000,000 shares of our common stock. Pursuant to the securities purchase agreements, the shares of common stock issued in the Private Placement may not be transferred on or before June 24, 2011 without our consent. We agreed to use commercially reasonable efforts to file a resale registration statement with the SEC relating to the shares of common stock sold in the Private Placement. If the registration statement is not filed or declared effective within specified time periods, the investors will be entitled to receive liquidated damages in cash equal to one percent of the original offering price for each share that at such time remains subject to resale restrictions. The Company’s Registration Statement was declared effective on April 21, 2011 and remains effective as of the date of this filing.
Acquisitions and asset purchases
     We issued a total of 265,331 shares of our common stock in connection with certain acquisitions of franchisees and businesses during the three months ended March 31, 2011. Our stock price was at a weighted average price of $5.97 at the time these shares were issued. In addition during the three months ended March 31, 2011, we issued 32,751 shares at a fair value of $6.15 for purchases of property and equipment.
Stock based compensation
     Stock based compensation is the result of the recognition of the fair value of share based compensation on the date of grant over the service period for which the awards are expected to vest. In addition 285,000 options were exercised at a weighted average exercise price of $0.76 during the three months ended March 31, 2011.
Convertible promissory note
     In addition during the three months ended March 31, 2011, a $5,000,000, 6% convertible promissory note issued in November 2010 as part of the consideration paid for an acquisition was fully converted to 1,312,864 shares of our common stock.

NOTE 6 — LONG TERM OBLIGATIONS
     Debt consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Line of credit agreement dated March 2008. Interest is payable monthly at one month LIBOR plus 2.85% at December 31, 2010. Interest rate of 3.11% at December 31, 2010	$—	$9,946,932
Line of credit agreement dated June 2008. Interest is payable monthly at one month LIBOR plus 1.50% at December 31, 2010. Interest rate of 1.76% at December 31, 2010	—	15,000,000
Line of credit agreement dated March 2011 and matures in July 2013. Interest rate of 3.2% at March 31, 2011	27,779,355	—
Acquisition notes payables	9,041,013	7,891,209
Capitalized lease obligations with related parties	3,496,848	—
Capitalized lease obligations	784,153	549,504
Notes payable under Master Loan and Security Agreement, due in monthly installments and maturing in 2012. Interest is payable monthly at a weighted average interest rate of 8% at March 31, 2011 and December 31, 2010	104,048	248,577
Convertible promissory notes:
6% Note due June 30, 2011	—	5,000,000
4% Notes at various dates through December 15, 2011	16,056,280	5,771,480

	57,261,697	44,407,702
Short term obligations	(19,734,219)	(13,378,710)

Long term obligations	$37,527,478	$31,028,992

Revolving Credit Facilities
     In March 2011, we entered into a $100 million senior secured revolving credit facility (the “credit facility”). Under the credit facility, the Company has an initial borrowing availability of $32.5 million, which will increase to the fully committed $100 million upon delivery of our unaudited quarterly financial statements for the quarter ended March 31, 2011 and satisfaction of certain financial covenants regarding leverage and coverage ratios and a minimum liquidity requirement, which requirements we have met as of March 31, 2011.
     Borrowings under the credit facility are secured by a first priority lien on substantially all of our existing and hereafter acquired assets, including $25 million of cash on borrowings in excess of $75 million. Furthermore, borrowings under the facility are guaranteed by all of our domestic subsidiaries and secured by substantially all the assets and stock of our domestic subsidiaries and substantially all of the stock of our foreign subsidiaries. Interest on borrowings under the credit facility will typically accrue at London Interbank Offered Rate (“LIBOR”) plus 2.5% to 4.0%, depending on the ratio of senior debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) (as such term is defined in the new credit facility, which includes specified adjustments and allowances authorized by the lender, as provided for in such definition). We also have the option to request swingline loans and borrowings using a base rate. Interest is payable monthly or quarterly on all outstanding borrowings. The credit facility matures on July 31, 2013.
     Borrowings and availability under the new credit facility are subject to compliance with financial covenants, including achieving specified consolidated EBITDA levels, which will depend on the success of our acquisition strategy, and maintaining leverage and coverage ratios and a minimum liquidity requirement. The consolidated EBITDA covenant, the leverage and coverage ratios, and the minimum liquidity requirements should not be considered indicative of the Company’s expectations regarding future performance. The credit facility also places restrictions on our ability to incur additional indebtedness, make certain acquisitions, create liens or other encumbrances, sell or otherwise dispose of assets, and merge or consolidate with other entities or enter into a change of control transaction. Failure to achieve or maintain the financial covenants in the credit facility or failure to comply with one or more of the operational covenants could adversely affect our ability to borrow monies and could result in a default under the credit facility. The credit facility is subject to other standard default provisions.

     The credit facility replaces our current aggregated $25 million credit facilities, which are discussed in the 2010 Annual Report.
Choice debt assumed and capital lease obligations with related parties
     In connection with the acquisition of Choice, we assumed $40,941,484 of debt of which $39,219,160 was paid off at the time of the acquisition. The remaining debt was recorded at fair value on the date of the acquisition and included in acquisition notes payable above. Payments are made monthly and mature at various dates through August 2018.
     In addition, in connection with the acquisition of Choice we entered into capital leases that have initial terms of five or ten years with companies owned by shareholders of Choice to finance the cost of leasing office buildings and properties, including warehouses. Minimum payments under these leases for the next five years are $534,000 each year and $1,920,000 thereafter. We also recorded the fair value of $3,074,000 for these properties leased in property and equipment, which will be depreciated over the term of the respective lease.
Convertible notes
     In February 2011, the 6% convertible promissory note of $5,000,000 due on June 30, 2011 that was issued in November 2010 as part of consideration paid for an acquisition was converted into 1,312,864 of the Company’s common shares. Since the convertible note was issued as part of a business combination the note was recorded at fair value of $6,429,720 on the date of issuance including $5,182,500 recorded as a current liability and $1,247,220 recorded as Additional paid-in capital reflecting the promissory note’s beneficial conversion feature. As of December 31, 2010, the net carrying amount of this promissory note was $6,385,720 ($6,247,220 principal and conversion feature and $138,500 unamortized premium). At December 31, 2010 the fair value of this financial instrument was $6,371,400.
     In addition during 2010, the Company issued convertible promissory notes, which the principal and interest are convertible into a variable number of the Company’s common stock following both (i) conditional approval by the Toronto Stock Exchange (“TSX”) of the listing of the shares of Company’s common shares issuable upon conversion of each note and (ii) the date that the Company’s Registration Statement on Form S-1 for the resale of the Company’s common stock is declared effective by the SEC but not later than the maturity date of each note. The convertible notes had an aggregate principal value of $4,746,480 with interest rates of 4%, mature at various times up to September 30, 2011, and are convertible at conversion rates of between $3.88 and $4.18.
     During the three months ended March 2011 and in connection with certain acquisitions, the Company issued convertible promissory notes with an aggregate principal value of $7,125,000. The notes have a 4% interest rate and are convertible into a maximum aggregate of 3,666,204 shares of our common stock from $4.82 to $5.68. The holder may convert the principal and interest into a variable number of the Company’s common stock at any time following both (i) conditional approval by the TSX of the listing of the shares of Company’s common shares issuable upon conversion of each note and (ii) the date that the Company’s Registration Statement on Form S-1 for the resale of the Company’s common stock is declared effective by the SEC but not later than the maturity date of each note.

NOTE 7 — FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
     The Company determines the fair value of certain assets and liabilities based on assumptions that market participants would use in pricing the assets or liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or the “exit price.” The Company utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value and gives precedence to observable inputs in determining fair value. The following levels were established for each input:
Level 1: “Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.”
Level 2: “Include other inputs that are observable for the asset or liability either directly or indirectly in the marketplace.”
Level 3: “Unobservable inputs for the asset or liability.”
     The above convertible promissory notes that are convertible into a variable number of shares of the Company’s common stock are recorded at fair value on the date of issuance and subsequently at each reporting period. The fair values of these convertible promissory notes are based primarily on a Black-Scholes pricing model. The significant management assumptions and estimate used in determining the fair value include the expected term and volatility of our common stock. The expected volatility was based on an analysis of industry peer’s historical stock price over the term of the notes as we currently do not have sufficient history of our own stock volatility, which was estimated at approximately 25%. Subsequent changes in the fair value of these instruments are recorded in Other expense, net on the Condensed Consolidated Statements of Operations. Future movement in the market price of our stock could significantly change the fair value of these instruments and impact our earnings.
     The convertible promissory notes that are convertible into a variable number of the Company’s shares issued during 2010 and 2011 are Level 3 financial instruments since they are not traded on an active market and there are unobservable inputs, such as expected volatility used to determine the fair value of these instruments. The following table is a reconciliation of changes in fair value of these notes that have been classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2011:

Balance as of December 31, 2010	$5,771,480
Issuance of convertible promissory notes	8,323,700
Unrealized losses included in earnings	1,961,100

Balance as of March 31, 2011	$16,056,280

Financial Instruments
     The Company’s financial instruments, which may expose the Company to concentrations of credit risk, include cash and cash equivalents, account receivables, accounts payable, and debt. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. The carrying amounts of cash and the current portion of accounts receivable and accounts payable approximate fair value due to the short maturity of these instruments. The fair value of the Company’s debt is estimated based on the current borrowing rates available to the Company for bank loans with similar terms and maturities, approximates the carrying value of these liabilities. In addition the convertible promissory notes are recorded at fair value at each reporting period date.

NOTE 8 — OTHER EXPENSE, NET
     Other expense, net consists of the following for the three months ended March 31, 2011 and 2010:

	2011	2010
Interest expense	$(363,168)	$(306,271)
Unrealized loss on convertible promissory notes payable (see Note 6 and 7)	(1,961,100)	—
Interest income	15,746	15,006
Foreign currency gain	35,403	—

	$(2,273,119)	$(291,265)

NOTE 9 — COMPREHENSIVE LOSS
     Comprehensive income consists of the following for the three months ended March 31, 2011 and 2010:

	2011	2010
Net loss	$(3,214,578)	$(1,595,441)
Foreign currency translation	142,023	—

Comprehensive loss	$(3,072,555)	$(1,595,441)

NOTE 10 — SUPPLEMENTAL CASH FLOW INFORMATION
     The following table includes supplemental cash flow information, including noncash investing and financing activity for the three months ended March 31, 2011 and 2010.

	2011	2010
Cash received for interest	$15,746	$—

Cash paid for interest	$265,664	$209,076

Notes payable issued or assumed on acquisition	$49,540,184	$—

Conversion of promissory note	$5,077,473	$—

Issuance of shares for acquisitions	$1,943,500	$—

Issuance of shares for purchases of property and equipment	$201,419	$—

Debt and private placement issuance costs financed	$283,000	$—

NOTE 11 — LOSS PER SHARE
     Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The following were not included in the computation of diluted net loss per share for the three months ended March 31, 2011 and 2010 as their inclusion would be antidilutive:
•	Warrants to purchase 5,500,000 shares of common stock at $0.50 per share were outstanding and expire in November 2011.

•	Stock options and restricted units to purchase 5,055,428 shares of common stock.

•	Convertible promissory notes that if-converted would result in 2,602,811 shares of common stock.

NOTE 12 — INCOME TAXES
     As a result of the merger with CoolBrands International, Inc. on November 2, 2010, as discussed in Note 1 in the 2010 Annual Report the Company converted from a corporation taxed under the provisions of Subchapter S of the Internal Revenue Code to a tax-paying entity and accounts for income taxes under the asset and liability method. For the three months ended March 31, 2011, the Company has recorded an estimate for income taxes based on the Company’s projected net income for the year ending December 31, 2011 and an effective income tax rate of 40.2%.
     In addition, during the three months ended March 31, 2011, the Company reversed the valuation allowance of $2,368,000 recorded as of December 31, 2010 as a result of the Company’s net deferred tax liability balance of $9,758,773 at March 31, 2011. The majority of these deferred tax liabilities were recorded as part of the acquisition of Choice on March 1, 2011 as discussed in Note 3.
NOTE 13 — SEGMENTS
     On March 1, 2011 the Company completed its acquisition of Choice, a Florida based company that provides a complete range of solid waste and recycling collection, transportation, processing and disposal services. As a result of the acquisition of Choice, the Company now has two operating segments 1) hygiene and 2) waste. The Company’s hygiene operating segment primarily provides commercial hygiene services and products throughout much of the United States, and additionally operates a worldwide franchise and license system to provide the same products and services in markets where Company owned operations do not exist. The Company’s waste segment primary consists of the operations of Choice and future acquisitions of solid waste collections acquisitions. Prior to the acquisition of Choice, the Company managed, allocated resources, and reported in one segment or hygiene.
     The following table presents financial information for each of the Company’s reportable segments for the three months ended and as of March 31, 2011:

	Hygiene	Waste	Consolidated
Revenue	$21,592,488	$5,803,815	$27,396,303
Depreciation and amortization	1,898,780	809,172	2,707,952
Loss from operations	(5,290,894)	(360,358)	(5,651,252)
Interest expense and other, net	(2,265,416)	(7,703)	(2,273,119)
Net loss before income taxes	(7,556,310)	(368,061)	(7,924,371)

Capital expenditures	$2,724,758	$294,490	$3,019,248

Total assets	$187,138,016	$119,281,814	$306,419,830

NOTE 14 — COMMITMENTS AND CONTINGENCIES
     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
     In connection with a distribution agreement entered into in December 2010, the Company provided a guarantee that the distributor’s operating cash flows associated with the agreement would not fall below certain agreed-to minimums, subject to certain pre-defined conditions, over the ten year term of the distribution agreement. If the distributor’s annual operating cash flow does fall below the agreed-to annual minimums, the Company will reimburse the distributor for any such short fall up to a pre-designated amount. No value was assigned to the fair value of the guarantee at March 31, 2011 and December 31, 2010 based on a probability assessment of the projected cash flows. Management currently does not believe that it is probable that any amounts will be paid under this agreement and thus there is no amount accrued for the guarantee in the Condensed Consolidated Financial Statements. This liability would be considered a Level 3 financial instruments given the unobservable inputs used in the projected cash flow model. See Note 7 for the fair value hierarchy.

NOTE 15 — SUBSEQUENT EVENTS
Private placement
     On April 15, 2011, we entered into a series of arm’s length securities purchase agreements to sell 9,857,143 shares of our common stock at a price of $7.70 per share, for aggregate proceeds of $75,900,000 to certain funds of a global financial institution. We completed this transaction on April 19, 2011 and we intend to use the proceeds from this transaction to further our organic and acquisition growth strategy, as well as for working capital purposes.
Acquisitions
     Subsequent to March 31, 2011, the Company acquired several businesses. While the terms, price, and conditions of each of these acquisitions were negotiated individually, consideration to the sellers typically consists of a combination of cash and our common stock. Aggregate consideration paid for these acquired businesses was approximately $72,675,000 consisting of approximately $36,602,000 in cash and 4,872,000 shares of our common stock with a fair value of approximately $36,073,000.
     These acquired businesses include the following acquisitions, which have an aggregate consideration of approximately $63,750,000, consisting of approximately $35,067,000 in cash and 3,997,000 shares of our common stock with a fair value of approximately $28,683,000:
•	ProClean of Arizona, Inc. (“ProClean”), an independent hygiene and chemical provider in the Southwest. ProClean has been in business since 1976 and serves over 4,000 commercial customers in Arizona, Southern California, Southern Nevada, New Mexico and West Texas through its more than 100 employees by offering a complete range of specialty chemicals and service programs to the foodservice and hospitality industries, including ware washing, general cleaning, laundry and housekeeping services.

•	Mt. Hood Solutions (“Mt. Hood”) an independent hygiene and chemical provider in the Northwest. Mt. Hood has been in business since 1902 and serves over 4,000 commercial and industrial customers in Oregon, Washington, Northern California, Idaho, Utah and Colorado through its more than 100 employees by offering a complete range of specialty chemicals and service programs to the foodservice, hospitality and healthcare industries, including ware washing, general cleaning, laundry and housekeeping services, as well as a line of products for manufacturing companies including industrial and water treatment products.

•	Lawson Sanitation, LLC (“Lawson”), a Miami-based solid waste services provider. Lawson has been in business since 2003 and serves commercial and multi-family commercial customers in South Florida by offering a complete range of solid waste and recycling collection, transportation, processing and disposal services.
Conversion of convertible promissory notes
     Subsequent to March 31, 2011, convertible promissory notes with an aggregate principal amount of $8,246,480 and an aggregate fair value of $13,450,480, included in short term obligations on the Condensed Consolidated Balance Sheets as of March 31, 2011 were converted into 1,855,857 shares of the Company’s common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Business Overview and Outlook
     We provide essential hygiene and sanitation solutions to customers throughout much of North America and internationally through our global network of company owned operations, franchises and master licensees. These solutions include essential products and services that are designed to promote superior cleanliness and sanitation in commercial environments, while enhancing the safety, satisfaction and well-being of employees and patrons. These solutions are typically delivered by employees on a regularly scheduled basis and involve providing our customers with: (i) consumable products such as soap, paper, cleaning chemicals, detergents, and supplies, together with the rental and servicing of dish machines and other equipment for the dispensing of those products; (ii) the rental of facility service items requiring regular maintenance and cleaning, such as floor mats, mops, bar towels and linens; (iii) manual cleaning of their facilities; and (iv) solid waste collection services. We serve customers in a wide range of end-markets, with a particular emphasis on the foodservice, hospitality, retail, industrial, and healthcare industries. In addition our solid waste collection services provide services primarily to commercial and residential customers through contracts with municipalities or other agencies.
     Prospectively, we intend to grow in both existing and new geographic markets through a combination of organic and acquisition growth. However, we will continue to focus our investments towards those opportunities which will most benefit or core businesses, chemical and waste collection services. Our initial revenue outlook for 2011 is approximately $200 million, with current annualized run-rate revenue in excess of $230 million. Run-rate revenue is defined as April 2011 estimated revenue annualized plus the annualized revenue impact of acquisitions since April 2011.
     As of March 31, 2011, the Company has 83 company owned operations and 6 franchise operations located throughout the United States and Canada and has entered into 10 Master License Agreements covering the United Kingdom, Ireland, Portugal, the Netherlands, Singapore, the Philippines, Taiwan, Korea, Hong Kong/Macau/China, and Mexico.
Critical Accounting Policies and Estimates
     The preparation of condensed consolidated financial statements in conformity with United States generally accepted accounting principles involves the use of estimates and assumptions that affect the recorded amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, management is required to make certain estimates, judgments and assumptions that are believed to be reasonable based on the information available. These estimates and assumptions affect the reported amount of assets and liabilities, revenue and expenses, and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.
     Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, the most important and pervasive accounting policies used and areas most sensitive to material changes from external factors. See Note 2 in the 2010 Annual Report for additional discussion of the application of these and other accounting policies. Any significant changes to those policies or new significant policies are described below.
     For the three months ended March 31, 2011, there were no changes in the methodology for computing critical accounting estimates and no material changes to the important assumptions underlying the critical accounting estimates.
Segments
     On March 1, 2011, the Company completed its acquisition of Choice Environmental Services, Inc. (“Choice”), a Florida based company that provides a complete range of solid waste and recycling collection, transportation, processing and disposal services. As a result of the acquisition of Choice, the Company now has two segments 1) Hygiene and 2) Waste. The Company’s hygiene segment primarily provides commercial hygiene services and products throughout much of the United States, and additionally operates a worldwide franchise and license system to provide the same products and services in markets where Company owned operations do not exist. The Company’s waste segment primarily consists of the operations of Choice and future acquisitions of solid waste collection businesses. Prior to the acquisition of Choice the Company managed, allocated resources, and reported in one segment, hygiene. See Note 13 in the Notes to the Condensed Consolidated Financial Statements. The results of operations for the three months ended March 31, 2011 have been presented in the Company’s segments.

Acquisition and merger expenses
     Acquisition and merger expenses include costs directly-related to the acquisition of our four franchisees and ten independent companies during the three months ended March 31, 2011, and costs directly-related to the merger with CoolBrands International, Inc. as discussed in Note 1 of our 2010 Annual Report. These costs include costs directly-related to acquisitions and the merger and include third party due diligence, legal, accounting and professional service expenses.
Adoption of Newly Issued Accounting Pronouncements
     Revenue Recognition: In October 2009, the FASB issued new standards for multiple-deliverable revenue arrangements. These new standards affect the determination of when individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. In addition, these new standards modify the manner in which the transaction consideration is allocated across separately identified deliverables, eliminate the use of the residual value method of allocating arrangement consideration and require expanded disclosure. These new standards will become effective for multiple-element arrangements entered into or materially modified on or after January 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. We adopted these standards for multiple-element arrangements entered into or materially modified on or after January 1, 2011. The adoption of this accounting standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements
     Goodwill: In December 2010, the FASB issued new standards defining when step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts should be performed and modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For reporting units with zero or negative carrying amounts an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The standards are effective for fiscal years and interim periods within those years, beginning December 15, 2010 and were effective for the Company on January 1, 2011. The adoption of this accounting standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements.
     Business Combinations: In December 2010, the FASB issued new standards that clarify that if comparative financial statements are presented the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The standards are effective prospectively for material (either on an individual or aggregate basis) business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The Company has included the required disclosures in Note 3 to the Condensed Consolidated Financial Statements.
RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2011
Impact of Acquisitions
     During the year ended December 31, 2010, we acquired four franchisees and five independent businesses. In addition we acquired four franchises and ten independent businesses, including Choice, during the first three months of 2011. These acquisitions have had a significant impact on the comparability of our financial results and, therefore, management believes that the best presentation of the Company’s results of operations is based on those companies or acquisitions that the Company has operated for a full twelve months in both periods. The term “Acquisitions” refers to the four franchisees and five independent businesses acquired during the year ended December 31, 2010 and the four franchisees and the nine independent businesses, excluding Choice, acquired during the three months ended March 31, 2011.
Revenue
     We derive our revenue through the delivery of a wide-variety of hygiene products and services. We deliver hygiene products and services on a regularly scheduled basis which include providing our customers with (i) consumable products such as soap, paper, cleaning chemicals, detergents, and supplies, together with the rental and servicing of dish machines and other equipment for the dispensing of those products; (ii) the rental of facility service items requiring regular maintenance and cleaning, such as floor mats, mops, bar towels, and linens; (iii) manual cleaning of their facilities; and (iv) solid waste collection and recycling services. We serve customers in a wide range of end-markets, with a particular emphasis on the foodservice, hospitality, retail, industrial, and healthcare industries. Our waste segment primarily provides services to commercial and residential customers through contracts with municipalities or other agencies.

     Total revenue and the revenue derived from each revenue type by segment for the three months ended March 31, 2011 and 2010 are as follows:

		% of		% of
		Total		Total
	2011	Revenue	2010	Revenue
Revenue
Hygiene products and services
Chemical	$9,474,019	34.6%	$3,899,903	26.5%
Hygiene services	5,368,126	19.6	4,378,543	29.7
Paper and supplies	3,685,810	13.5	2,911,273	19.8
Rental and other	1,553,504	5.6	1,352,853	9.2

Total hygiene product and services	20,081,459	73.3	12,542,572	85.2

Waste products and services
Collection	4,494,040	16.4	—	—
Transfer	713,489	2.6	—	—
Recycling and other	596,286	2.2	—	—

Total waste products and services	5,803,815	21.2	—	—

Total products and service	25,885,274	94.5	12,542,572	85.2

Hygiene franchise and other:
Product sales	1,055,627	3.9	1,422,331	9.7
Fees	455,402	1.6	764,030	5.1

Total	1,511,029	5.5	2,186,361	14.8

Total revenue	$27,396,303	100.0%	$14,728,933	100.0%

     Consolidated revenue increased $12,667,370 or 86.0% to $27,396,303 for the three months ended March 31, 2011 as compared to the same period in 2010. This increase includes $5,803,815 or 21.2% of consolidated revenue related to the acquisition of Choice on March 1, 2011 and an increase of $5,403,219 from Acquisitions. Excluding the impact of these acquisitions, consolidated revenue increased $2,146,837 or 14.6% to $15,915,138 for the three months ended March 31, 2011 as compared to $13,768,302 for the three months ended March 31, 2010. This increase is comprised of an increase of $2,135,699 in hygiene products and services revenue and an increase of $11,138 in hygiene franchise and other revenue.
     Hygiene products and services revenue increased $7,538,887 or 60.1% during the three months ended March 31, 2011 as compared to the same period in 2010. This increase includes $5,403,219 related to Acquisitions. Excluding the impact from acquisitions, hygiene products and services revenue increased $2,135,668 or 17.0% and is primarily from an increase of chemical sales of $2,671,604 or 68.5% and $12,152 or 0.4% in paper and supplies, which was offset by decreases of $519,931 or 11.9% in hygiene services and $28,157 or 2.1% in rental and other.
     During the first three months of 2011, our sales mix has continued to shift towards our core chemical product sales from our legacy hygiene business. Three principal factors have contributed to this trend: (i) since 2009, we have placed particular emphasis on the development of our core markets including our chemical offering, particularly as it relates to ware washing and laundry solutions and a lesser focus on our legacy hygiene service offerings; (ii) over this same period, we have aggressively managed customer profitability terminating less favorable arrangements; and (iii) we have been impacted by the prolonged effects of challenging economic conditions that has resulted in customer attrition, lower consumption levels of products and services, and a reduction or elimination in spending for hygiene-related products and services by our customers.

     Hygiene franchise and other revenue decreased $675,333 or 30.9% for the three months ended March 31, 2011 as compared to the same period in 2010 and includes of $686,501 from Acquisitions. Acquisitions of franchisees during the period result in less revenue from franchisee product sales and fees, offset by revenue subsequent to the acquisition of the franchisee included in hygiene product and services revenue above. Excluding the impact from acquisitions, hygiene franchise and other revenue increased $11,168 or 0.5%.
Cost of Sales
     Hygiene cost of sales consists primarily of paper, air freshener, chemical and other consumable products sold to our customers, franchisees and international licensees. Waste costs of sales include costs related to the disposal of collections and cost of recycled paper purchases. Cost of sales for the three months ended March 31, 2011 and 2010 are as follows:

	2011	%(1)	2010	%(1)
Hygiene
Company-owned operations	$6,697,484	33.4%	$4,006,081	31.9%
Franchisee product sales	972,685	92.1	1,302,867	91.6
Waste
Disposal	1,496,769	28.7	—	—
Paper purchases	416,747	31.8	—	—

Total cost of sales	$9,583,685	35.0%	$5,308,948	36.0%

(1)	Represents cost as a percentage of the respective segment’s product and service line revenue.
     Consolidated cost of sales for the three months ended March 31, 2011 increased $4,274,737 or 80.5% to $9,583,685 as compared to the same period in 2010. This increase includes $1,913,516, or 19.8% of consolidated cost of sales, related to the acquisition of Choice and $1,568,349 or 29.5% from Acquisitions in the three months ended March 31, 2011 as compared to the same period of 2010. Excluding the impact from these acquisitions, consolidated cost of sales increased $792,872 or 14.9% to $6,101,820 for the three months ended March 31, 2011 as compared to the same period in 2010.
     Hygiene company-owned operations cost of sales for the three months ended March 31, 2011 increased $2,691,403 or 67.2% to $6,697,484 as compared to the same period in 2010 and includes $1,568,349 related to Acquisitions. Excluding the impact of Acquisitions, cost of sales for company-owned operations increased to 32.2% of related revenue for the three months ended March 31, 2011 as compared to 31.9% for the same period in 2010, primarily due to the change in sales mix from lower cost hygiene services to higher cost chemical product sales. Excluding the impact from Acquisitions, cost of sales for company-owned operations increased $1,123,054 or 28.0% to $5,129,135 as compared to the same period in 2010. This increase consisted primarily of approximately $493,000 in sales mix change from lower cost hygiene services to higher cost chemical product sales, approximately $691,000 due to the current periods higher product sales volume, offset by approximately $61,000 related to product cost.
     Hygiene cost of sales to franchisees for the three months ended March 31, 2011 decreased $330,182 or 25.3% to $972,685 as compared to the same period in 2010 in part due to acquisitions. We charge franchisees a percentage of our costs up to a set base. Product sales above this base are at a more favorable margin for the franchisee. Cost of sales to franchisees was 92.1% of franchisee product revenue for the three months ended March 31, 2011 as compared to 91.6% for the same period in 2010. Excluding the effect of acquisitions, cost of goods sold increased $62,686 or 4.8% during the three months ended March 31, 2011 as compared to the same period in 2010.

Route Expenses
     Route expenses consist primarily of the costs incurred by the Company for the delivery of products and providing services to customers. The details of route expenses for the three months ended March 31, 2011 and 2010 are as follows:

	2011	%(1)	2010	%(1)
Hygiene
Compensation	$3,899,215	19.4%	$2,266,966	18.1%
Vehicle and other expenses	1,264,583	6.3	907,211	7.2
Waste
Compensation	1,119,264	19.3	—	—
Vehicle and other expenses	832,009	14.3	—	—

Total route expenses	$7,115,071	27.5%	$3,174,176	25.3%

(1)	Represents cost as a percentage of Products and Services revenue for the respective operating segment.
     Consolidated route expenses for the three months ended March 31, 2011 increased $3,940,895 or 124.2% to $7,115,071 as compared to the same period in 2010. This increase includes $1,951,273, which is 38.3% of waste service revenue, related to the acquisition of Choice, and $1,316,530 related to Acquisitions. Excluding the impact of these acquisitions, route expenses increased $673,092 or 21.2% to $3,847,268 for the three months ended March 31, 2011 as compared to the same period in 2010. This increase consisted primarily of $486,467 or 21.5% in compensation and $186,625 or 20.6% in vehicle and other route expenses. These increases are primarily the result of headcount and vehicles added as part of a distribution agreement entered into in December 2010 and increasing fuel costs.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses consist primarily of the costs incurred for:
•	Branch office and field management support costs that are related to field operations. These costs include compensation, occupancy expense and other general and administrative expenses.

•	Sales expenses, which include marketing expenses and compensation and commission for branch sales representatives and corporate account executives.

•	Corporate office expenses that are related to general support services, which include executive management compensation and related costs, as well as department cost for information technology, human resources, accounting, purchasing and other support functions.
     The details of selling, general and administrative expenses for the three months ended March 31, 2011 and 2010 are as follows:

		% of		% of
	2011	Revenue(1)	2010	Revenue (1)
Hygiene
Compensation	$8,011,897	37.1%	$4,474,667	30.4%
Occupancy	1,076,222	5.0	848,484	5.7
Other	1,974,045	9.1	1,184,004	8.1

Waste
Compensation	659,421	11.4	—	—
Occupancy	60,685	1.1	—	—
Other	542,599	9.3	—	—

Total selling, general, and administrative	$12,324,869	45.0%	$6,507,155	44.2%

(1)	Represents cost as a percentage of revenue for the respective segment.

     Consolidated selling, general, and administrative expenses for the three months ended March 31, 2011 increased $5,817,714 or 89.4% as compared to the same period of 2010. This increase includes $1,262,705, which is 21.8% of waste revenue, related to the acquisition of Choice and $1,247,005 related to Acquisitions. Excluding the impact of these acquisitions, selling, general, and administrative expenses increased $3,308,004 or 50.8%.
     Hygiene compensation for the three months ended March 31, 2011 increased $3,537,230 or 79.1% to $8,011,897 as compared to the same period of 2010 and includes an increase of $897,463 related to Acquisitions offset by a corporate allocation of $221,000 to the waste segment. Excluding the impact of these acquisitions and corporate allocation, hygiene compensation expense for the three months ended March 31, 2011 as compared to the same period in 2010 increased $2,860,767 or 63.9% to $7,335,434. This increase was primarily the result of an increase of approximately $1,227,000 in costs and expenses related primarily to our expansion of our corporate, field and distribution sales organizations that began in 2009 and has continued into 2011 to accelerate the growth in the our core chemical program, and an increase of approximately $1,633,000 of salaries and other costs largely associated with our transition from a private company to a public company.
     Occupancy expenses for the three months ended March 31, 2011 increased $227,738 or 26.8% to $1,076,222 as compared to the same period of 2010, which includes an increase of $176,729 related to Acquisitions. Excluding the impact of these acquisitions, occupancy expenses for three months ended March 31, 2011, as compared to the same period of 2010, increased $51, 009 or 6.0% to $899,493 primarily due to utilities and telephone changes.
     Other expenses for three months ended March 31, 2011 increased $790,041 or 66.7% to $1,974,045 as compared to the same period in 2010 and includes an increase of $172,813 for Acquisitions. Excluding the impact of these acquisitions, other expenses for the three months ended March 31, 2011 as compared to the same period of 2010, increased $617,228 or 52.1% to $1,801,232. This increase was primarily due to the expansion of our business and included the following: marketing expenses of $106,000, travel costs of $250,000, insurance of $107,000, and other office and administrative expenses of $154,000.
Acquisition and merger expenses
     Acquisition and merger expenses of $1,315,978 include costs of $352,106 directly-related to the acquisition of our four franchisees and ten independent companies during the three months ended March 31, 2011. In addition $963,872 of these costs are related to the merger with CoolBrands International, Inc. as discussed in Note 1 of our 2010 Annual Report. These costs include costs for third party due diligence, legal, accounting and professional service expenses.
Depreciation and amortization
     Depreciation and amortization consists of depreciation of property and equipment and the amortization of intangible assets. Depreciation and amortization for the three months ended March 31, 2011 increased $1,665,122 or 159.7% to $2,707,952 as compared to $1,042,830 during the same period of 2010. This increase includes $809,172 related to the acquisition of Choice and $359,422 for Acquisitions and is primarily the result of amortization for acquired other intangible assets including customer relationships and non-compete agreements obtained as part of these acquisitions. The remaining increase is primarily related to depreciation on capital expenditures of approximately $7,156,000 made since March 31, 2010.

Other expense, net
     Other expense, net for the three months ended March 31, 2011 and 2010 are as follows:

		% of		% of
		Total		Total
	2011	Revenue	2010	Revenue
Interest income	$15,746	0.1%	$15,006	0.1%
Interest expense	(363,168)	(1.3)	(306,271)	(2.1)
Unrealized loss on convertible promissory notes	(1,961,100)	(7.2)	—	—
Gain on foreign currency	35,403	0.1	—	—

Total other expense, net	$(2,273,119)	(8.3)%	$(291,265)	(2.0)%

     Interest expense represents interest on borrowings under our credit facilities, notes incurred in connection with acquisitions, advances from shareholders and the purchase of equipment and software. Interest expense for the three months ended March 31, 2011 increased $56,897 or 18.6% to $363,168 as compared to the same period of 2010. This increase is primarily the result of an increase in debt of approximately $6,567,000.
     The unrealized loss on convertible promissory notes of $1,961,100 is the result of the adjustment for fair value of the convertible promissory notes issued during the last part of 2010 and 2011 required at each reporting period. The fair value of these convertible promissory notes is impacted by the market price of our stock. See Note 6 of the Condensed Consolidated Financial Statements.
Cash Flow Summary
     The following table summarizes cash flows for the three months ended March 31, 2011 and 2010:

	2011	2010
Net cash used in operating activities	$(2,838,922)	$(75,322)
Net cash used in investing activities	(10,144,689)	(1,002,528)
Net cash provided by financing activities	79,121,721	724,701

Net increase (decrease) in cash and cash equivalents	$66,138,110	$(353,149)

Operating Activities
     For the three months ended March 31, 2011, net cash used in operating activities increased $2,763,600 to $2,838,922, compared with net cash used in operating activities of $75,322 for the same period of 2010. The increase includes $1,619,137 higher loss, which includes $1,315,978 of acquisition and merger expenses, and is offset by non-cash items including an increase of $1,665,122 in depreciation and amortization, and changes in working capital of $1,480,733.
Investing Activities
     For the three months ended March 31, 2011, net cash used in investing activities increased $9,142,161 to $10,144,689 compared with net cash used in investing activities of $1,002,528 for the same period of 2010. This increase is due to cash paid for acquisitions of $12,318,774, an increase in capital expenditures of $2,016,720, offset by the release of restrictions on certain cash balances of $5,193,333. Cash paid for acquisitions consists of $7,553,784 for Choice and $4,764,990 for all other acquisitions. There were no acquisitions during the three months ended March 31, 2010.
Financing Activities
     For the three months ended March 31, 2011, cash provided by financing activities increased $78,397,020 to $79,121,721, compared with net cash provided by financing activities of $724,701 during the same period in 2010. Net cash provided from financing activities consists primarily of: (i) cash received from private placements; (ii) principal payments of debt, including debt assumed in the acquisition of Choice; (iii) proceeds from advances and distributions to shareholders; (iv) net borrowing under credit facilities; and (v) stock option exercises.

     During the three months ended March 31, 2011, we received $116,253,791, net of issuance costs of $3,454,974, from the issuance of 24,262,500 shares of our common stock; we repaid $39,219,160 of debt assumed in the acquisition of Choice; we had net borrowings of $2,692,424 on our line of credit; and received $209,265 from the exercise of stock options. During the three months ended March 31, 2011 as compared to the same period in 2010, principal payments on debt increased by $250,900, and net proceeds and payment of shareholder advances decreased by $1,300,000.
  Liquidity and Capital Resources
     We fund the development and growth of our business with cash generated from operations, shareholder advances, bank credit facilities, the sale of equity, third party financing for acquisitions, and capital leases for equipment.
Revolving credit facilities
     In March 2011, we entered into a $100 million senior secured revolving credit facility (the “credit facility”). Under the credit facility, the Company has an initial borrowing availability of $32.5 million, which will increase to the fully committed $100 million upon delivery of our unaudited quarterly financial statements for the quarter ended March 31, 2011 and satisfaction of certain financial covenants regarding leverage and coverage ratios and a minimum liquidity requirement, which requirements we met as of March 31, 2011.
     Borrowings under the credit facility are secured by a first priority lien on substantially all of our existing and hereafter acquired assets, including $25 million of cash on borrowings in excess of $75 million. Furthermore, borrowings under the facility are guaranteed by all of our domestic subsidiaries and secured by substantially all the assets and stock of our domestic subsidiaries and substantially all of the stock of our foreign subsidiaries. Interest on borrowings under the credit facility will typically accrue at London Interbank Offered Rate (“LIBOR”) plus 2.5% to 4.0%, depending on the ratio of senior debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) (as such term is defined in the credit facility, which includes specified adjustments and allowances authorized by the lender, as provided for in such definition). We also have the option to request swingline loans and borrowings using a base rate. Interest is payable monthly or quarterly on all outstanding borrowings. The credit facility matures on July 31, 2013.
     Borrowings and availability under the credit facility are subject to compliance with financial covenants, including achieving specified consolidated EBITDA levels, which will depend on the success of our acquisition strategy, and maintaining leverage and coverage ratios and a minimum liquidity requirement. The consolidated EBITDA covenant, the leverage and coverage ratios, and the minimum liquidity requirements should not be considered indicative of the Company’s expectations regarding future performance. The credit facility also places restrictions on our ability to incur additional indebtedness, make certain acquisitions, create liens or other encumbrances, sell or otherwise dispose of assets, and merge or consolidate with other entities or enter into a change of control transaction. Failure to achieve or maintain the financial covenants in the credit facility or failure to comply with one or more of the operational covenants could adversely affect our ability to borrow monies and could result in a default under the credit facility. The credit facility is subject to other standard default provisions.
     The credit facility replaces our current aggregated $25 million credit facilities, which are discussed in the 2010 Annual Report.
  Private Placements
     In connection with the merger with Choice, on February 23, 2011, we entered into an agency agreement, which the agents agreed to market, on a best efforts basis 12,262,500 subscription receipts (“Subscription Receipts”) at a price of $4.80 per Subscription Receipt for gross proceeds of up to $58,859,594. Each Subscription Receipt entitled the holder to acquire one share of our common stock, without payment of any additional consideration, upon completion of our acquisition of Choice.

     On March 1, 2011, we closed the acquisition of Choice and issued 8,281,923 shares of our common stock to the former shareholders of Choice and assumed $40,941,484 of debt, of which $39,219,160 was paid down with proceeds from the private placement of the Subscription Receipts, which we received cash of $56,253,791, net of issuance costs.
     In connection with the closing of acquisition of Choice, the 12,262,500 Subscription Receipts were exchanged for 12,262,500 shares of our common stock. We agreed to use commercially reasonable efforts to file a resale registration statement with the SEC relating to the shares of common stock underlying the Subscription Receipts. If the registration statement is not filed or declared effective within specified time periods, or if it ceases to be effective for periods of time exceeding certain grace periods, the initial subscribers of Subscription Receipts will be entitled to receive an additional 0.1 share of common stock for each share of common stock underlying Subscription Receipts held by any such initial subscriber at that time. Our registration Statement was declared effective on April 21, 2011 and remains effective as of the date of this report.
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
     On April 15, 2011, we entered into a series of arm’s length securities purchase agreements to sell 9,857,143 shares of our common stock at a price of $7.70 per share, for aggregate proceeds of $75,900,000 to certain funds of a global financial institution. We completed this transaction on April 19, 2011 and we intend to use the proceeds from this transaction to further our organic and acquisition growth strategy, as well as for working capital purposes.
  Acquisitions
     During the three month period ended March 31, 2011, we paid cash of $12,318,774 for acquisitions, which $7,553,784 was for the acquisition of Choice. In addition subsequent to March 31, 2011, the Company acquired several businesses. While the terms, price, and conditions of each of these acquisitions were negotiated individually, consideration to the sellers typically consists of a combination of cash and our common stock. Aggregate consideration paid for these acquired businesses was approximately $72,675,000 consisting of approximately $36,602,000 in cash and 4,872,000 shares of our common stock with a fair value of approximately $36,073,000.
     These acquired businesses include the following acquisitions, which have an aggregate consideration of approximately $63,750,000, consisting of approximately $35,067,000 in cash and 3,997,000 shares of our common stock with a fair value of approximately $28,109,000:
•	ProClean of Arizona, Inc. (“ProClean”), an independent hygiene and chemical provider in the Southwest. ProClean has been in business since 1976 and serves over 4,000 commercial customers in Arizona, Southern California, Southern Nevada, New Mexico and West Texas through its more than 100 employees by offering a complete range of specialty chemicals and service programs to the foodservice and hospitality industries, including ware washing, general cleaning, laundry and housekeeping services.

•	Mt. Hood Solutions (“Mt. Hood”) an independent hygiene and chemical provider in the Northwest. Mt. Hood has been in business since 1902 and serves over 4,000 commercial and industrial customers in Oregon, Washington, Northern California, Idaho, Utah and Colorado through its more than 100 employees by offering a complete range of specialty chemicals and service programs to the foodservice, hospitality and healthcare industries, including ware washing, general cleaning, laundry and housekeeping services, as well as a line of products for manufacturing companies including industrial and water treatment products.

•	Lawson Sanitation, LLC (“Lawson”), a Miami-based solid waste services provider. Lawson has been in business since 2003 and serves commercial and multi-family commercial customers in South Florida by offering a complete range of solid waste and recycling collection, transportation, processing and disposal services.
  Cash Requirements
     Our cash requirements for the next twelve months consist primarily of: (i) capital expenditures associated with dispensing equipment, dish machines and other items in service at customer locations, equipment, vehicles, and software; (ii) financing for acquisitions; (iii) working capital; and (iv) payment of principal and interest on borrowings under our credit facility, debt obligations incurred or assumed in connection with acquisitions, and other notes payable for equipment and software.
     As a result of the Private Placements discussed above our cash and cash equivalents increased by $116,253,791 and on April 15, 2011 our cash and cash equivalents increased by an additional $75,900,000. We expect that our cash on hand and the cash flow provided by operating activities will be sufficient to fund working capital, general corporate needs and planned capital expenditure for the next twelve months. However, there is no assurance that these sources of liquidity will be sufficient to fund our internal growth initiatives or the investments and acquisition activities that we may wish to pursue. If we pursue significant internal growth initiatives or if we wish to acquire additional businesses in transactions that include cash payments as part of the purchase price, we may pursue additional debt or equity sources to finance such transactions and activities, depending on market conditions.
  Financial Instruments — Convertible Promissory Notes
     We determine the fair value of certain convertible debt instruments issued as part of business combinations based on assumptions that market participants would use in pricing the liabilities. We have used a Black Scholes pricing model to estimate fair value of our convertible promissory notes, which requires the use of certain assumptions such as expected term and volatility of our common stock. The expected volatility was based on an analysis of industry peer’s historical stock price over the term of the notes as we currently do not have our own stock price history. The expected volatility was estimated as approximately 25%. Changes in the fair value of convertible debt instruments are recorded in Other expense, net on the Condensed Consolidated Statement of Operations.
     Subsequent to March 31, 2011, $8,246,480 of these convertible promissory notes with an aggregate fair value of $13,450,480 converted into 1,855,857 shares of our common stock and as a result we will record $3,693,300 of expense for the fair value adjustment on the conversion date in our Consolidated Statement of Operations for the quarter ending June 30, 2011. In addition, for the remaining convertible promissory notes have not converted subsequent to March 31, 2011, we would record approximately $640,000 of expense for every $1.00 increase in our stock price. Increases or decreases in the market value of our stock price could affect the fair value of these instruments and our earnings.
  Income Taxes
     As a result of the merger with CoolBrands International, Inc. on November 2, 2010, as discussed in Note 1 in the in the 2010 Annual Report the Company converted from a corporation taxed under the provisions of Subchapter S of the Internal Revenue Code to a tax-paying entity and accounts for income taxes under the asset and liability method. Therefore, for the three months ended March 31, 2011, the Company has recorded an estimate for income taxes based on the Company’s projected net income for the year ending December 31, 2011 and an effective income tax rate of 40.2%. The amount of income tax expense or benefit to be recorded in future periods is based on our estimate of the full year’s net income, which we cannot predict with certainty.
     In addition, during the three months ended March 31, 2011, the Company reversed the valuation allowance of $2,368,000 recorded as of December 31, 2010 as a result of the Company’s net deferred tax liability balance of $9,796,561 at March 31, 2011. The majority of these deferred tax liabilities were recorded as part of the acquisition of Choice on March 1, 2011 as discussed in Note 3.

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
     In connection with a distribution agreement entered into in December 2010, we provided a guarantee that the distributor’s operating cash flows associated with the agreement would not fall below certain agreed-to minimums, subject to certain pre-defined conditions, over the ten year term of the distribution agreement. If the distributor’s annual operating cash flow does fall below the agreed-to annual minimums, we will reimburse the distributor for any such short fall up to a pre-designated amount. No value was assigned to the fair value of the guarantee at March 31, 2011 and December 31, 2010 based on a probability assessment of the projected cash flows. Management currently does not believe that it is probable that any amounts will be paid under this agreement and thus there is no amount accrued for the guarantee in the Condensed Consolidated Financial Statements.
  Adjusted EBITDA
     In addition to net income determined in accordance with GAAP, we use certain non-GAAP measures, such as “Adjusted EBITDA”, in assessing our operating performance. We believe the non-GAAP measure serves as an appropriate measure to be used in evaluating the performance of our business. We define Adjusted EBITDA as net loss excluding the impact of income taxes, depreciation and amortization expense, interest expense and income, gains on foreign currency, unrealized loss on convertible debt, stock based compensation, and third party costs directly related to merger and acquisitions. We present Adjusted EBITDA because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of our results. Management uses this non-GAAP financial measure frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods and gives a better indication of our core operating performance. We include this non-GAAP financial measure in our earnings announcement and guidance in order to provide transparency to our investors and enable investors to better compare our operating performance with the operating performance of our competitors. Adjusted EBITDA should not be considered in isolation from, and is not intended to represent an alternative measure of, operating results or of cash flows from operating activities, as determined in accordance with GAAP. Additionally, our definition of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.
     Under SEC rules, we are required to provide a reconciliation of non-GAAP measures to the most directly comparable GAAP measures. Accordingly, the following is a reconciliation of Adjusted EBITDA to our net losses for the three month periods ended March 31, 2011 and 2010:

	2011	2010
Net loss	$(3,214,578)	$(1,595,441)
Income tax benefit	(4,709,793)	—
Depreciation and amortization expense	2,707,952	1,042,830
Interest expense, net	347,422	291,265
Gains on foreign currency	(35,403)	—
Unrealized loss on convertible debt	1,961,100	—
Stock based compensation	664,842	—
Acquisition and merger expenses	1,315,978	—

Adjusted EBITDA	$(962,480)	$(261,346)

FORWARD-LOOKING STATEMENTS
     Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Form 10-Q, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Form 10-Q or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include the following:
•	We have a history of significant operating losses and as such our future revenue and operating profitability are uncertain;

•	We may be harmed if we do not penetrate markets and grow our current business operations;

•	We may require additional capital in the future and no assurance can be given that such capital will be available on terms acceptable to us, or at all;

•	Failure to attract, train, and retain personnel to manage our growth could adversely impact our operating results;

•	We may not be able to properly integrate the operations of acquired businesses and achieve anticipated benefits of cost savings or revenue enhancements;

•	We may incur unexpected costs, expenses, or liabilities relating to undisclosed liabilities of our acquired businesses;

•	We may recognize impairment charges which could adversely affect our results of operations and financial condition;

•	Goodwill resulting from acquisitions may adversely affect our results of operations;

•	Future issuances of our common stock in connection with acquisitions could have a dilutive effect on your investment;

•	Future sales of Swisher Hygiene shares by our stockholders could affect the market price of our shares;

•	Our business and growth strategy depends in large part on the success of our franchisees and international licensees, and our brand reputation may be harmed by actions out of our control that are taken by franchisees and international licensees;

•	Failure to retain our current customers and renew existing customer contracts could adversely affect our business;

•	The pricing, terms, and length of customer service agreements may constrain our ability to recover costs and to make a profit on our contracts;

•	Changes in economic conditions that impact the industries in which our end-users primarily operate in could adversely affect our business;

•	Our solid waste collection operations are geographically concentrated and are therefore subject to regional economic downturns and other regional factors;

•	If we are required to change the pricing models for our products or services to compete successfully, our margins and operating results may be adversely affected;

•	Several members of our senior management team are critical to our business and if these individuals do not remain with us in the future, it could have a material adverse impact on our business, financial condition and results of operations;

•	The financial condition and operating ability of third parties may adversely affect our business;

•	Increases in fuel and energy costs could adversely affect our results of operations and financial condition;

•	Our products contain hazardous materials and chemicals, which could result in claims against us;

•	We are subject to environmental, health and safety regulations, and may be adversely affected by new and changing laws and regulations, that generate ongoing environmental costs and could subject us to liability;

•	Future changes in laws or renewal enforcement of laws regulating the flow of solid waste in interstate commerce could adversely affect our results of operations and financial condition;

•	If our products are improperly manufactured, packaged, or labeled or become adulterated, those items may need to be recalled;

•	Changes in the types or variety of our service offerings could affect our financial performance;

•	We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business;

•	If we are unable to protect our information and telecommunication systems against disruptions or failures, our operations could be disrupted;

•	Insurance policies may not cover all operating risks and a casualty loss beyond the limits of our coverage could adversely impact our business;

•	Our current size and growth strategy could cause our revenue and operating results to fluctuate more than some of our larger, more established competitors or other public companies;

•	Certain stockholders may exert significant influence over corporate action requiring stockholder approval; and

•	Provisions of Delaware law and our organizational documents may delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risks, including changes in interest rates and fuel prices. We do not use financial instruments for speculative trading purposes and we do not hold derivative financial instruments that could expose us to significant market risk. We do not currently have any contract with vendors where we have exposure to the underlying commodity prices. In such event, we would consider implementing price increases and pursue cost reduction initiatives; however, we may not be able to pass on these increases in whole or in part to our customers or realize costs savings needed to offset these increases. The following discussion does not consider the effects that an adverse change may have on the overall economy, and it also does not consider actions we may take to mitigate our expose to these changes. We cannot guarantee that the action we take to mitigate these exposures will be successful.

ITEM 4.	CONTROL AND PROCEDURES.
     We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as March 31, 2011
     There has been no change in our internal control over financial reporting during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
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

ITEM 1A.	RISK FACTORS.
     In our report on Form 10-K for the year ended December 31, 2010, filed with the Securities Exchange Commission on March 31, 2011, we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectation, including those expressed in any forward-looking statements made in this Form 10-Q. See section entitled Forward-Looking Statements located in Part 1, Item 2 of this report. There has been not a material change in our risk factors subsequent to the filing of our Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     In addition to issuances reported on Current Reports on Form 8-K, we issued the following shares of common stock during the quarter ended March 31, 2011:
(a)	On January 10, 2011, in connection with the acquisition of certain assets of En-Viro Solutions, Inc., Swisher Hygiene issued a promissory note to En-Viro Solutions, Inc., which note is convertible for up to 374,263 shares of common stock; and

(b)	On January 12, 2011, in connection with the acquisition of certain assets of ASC Hygiene, Inc., Swisher Hygiene issued a promissory note to ASC Hygiene, Inc., which note is convertible for up to 553,304 shares of common stock; and

(c)	On January 24, 2011, in connection with the acquisition of the outstanding equity interest in Express Restaurant Equipment Service, Inc., Swisher Hygiene issued a promissory note to Robert and Tamara Boyd, which note is convertible for up to 412,444 shares of common stock; and

(d)	On March 7, 2011, in connection with the acquisition of certain assets of ADCO Services, Inc., Swisher Hygiene issued 25,594 shares of our common stock to ADCO Services, Inc.; and

(e)	On March 8, 2011, in connection with the acquisition of the healthcare and hospitality division of Solvents and Petroleum Service, Inc., Swisher Hygiene issued 67,712 shares of our common stock to Solvents and Petroleum Service, Inc.; and

(f)	On March 9, 2011, in connection with the acquisition of certain assets of Logico Associates, Inc., Swisher Hygiene issued 149,502 shares of our common stock to Logico Associates; and

(g)	On March 14, 2011, in connection with the acquisition of certain assets of Nebraska Hygiene, Inc., Swisher Hygiene issued 38,136 shares of our common stock to Nebraska Hygiene, Inc.; and

(h)	On March 28, 2011, in connection with the acquisition of certain assets of Goldman Associates, Swisher Hygiene issued a promissory note to Goldman Management Associates, which note is convertible for up to 900,000 shares of our common stock; and

(i)	On March 28, 2011, in connection with the acquisition of certain assets of En-Viro Solutions HI, Inc., Swisher Hygiene issued 17,138 shares of our common stock; and

(j)	On March 28, 2011, in connection with the acquisition of certain assets of J.F. Daley International Ltd., Swisher Hygiene issued 32,751 shares of our common stock to J.F. Daley International Ltd.

(k)	On March 30, 2011, in connection with the satisfaction of additional consideration involved in the acquisition of certain assets of Total Cost Systems, Inc. Swisher Hygiene issued 218,760 shares of our common stock to Total Cost Systems, Inc.; and

(l)	On March 30, 2011 in connection with the acquisition of certain assets of Chicagoland Hygiene, Inc., Swisher Hygiene issued 23,552 shares of our common stock to Chicagoland Hygiene, Inc. and 60,425 shares of common stock to Robert F. Riley; and

(m)	On March 30, 2011, in connection with the acquisition of A-1 Solutions, LLC, Swisher Hygiene issued 27,304 shares of our common stock to Peter Tooley; and

(n)	On March 31, 2011, in connection with the acquisition of certain assets of Intercon Chemical Company, Swisher Hygiene issued 20,379 shares of our common stock to Intercon Chemical Company; and
     No underwriters were involved in any of the issuances of securities described in paragraphs (a) through (n) above, all of which were exempt from the registration requirements of the Securities Act. The issuance of the securities described in subparagraphs (a) through (n) above were exempt from the registration requirements of the Securities Act afforded by Section 4(2) thereof and Regulation D promulgated thereunder, which exception Swisher Hygiene believes is available because the securities were not offered pursuant to a general solicitation and such issuances were otherwise made in compliance with the requirements of Regulation D and Rule 506. The securities issued in these transactions are restricted and may not be resold except pursuant to an effective registration statement filed under the Securities Act or pursuant to a valid exemption from the registration requirements of the Securities Act.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated February 13, 2011. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K ,filed on February 17, 2011).
2.2	Amendment to Agreement and Plan of Merger, dated as of February 28, 2011, by and among Swisher Hygiene Inc., SWSH Merger Sub, Inc., Choice Environmental Services, Inc., and the other parties set forth therein. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on March 4, 2011).
10.1*	CoolBrands International Inc. 2002 Stock Option Plan. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, filed on February 14, 2011).
10.2	Agency Agreement, dated February 23, 2011. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 24, 2011).
10.3	Subscription Receipts Agreement, dated February 23, 2011. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 24, 2011).
10.4	Omnibus Amendment Agreement, effective as of February 28, 2011, by and between Swisher International, Inc. HB Service, LLC and Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 4, 2011).
10.5	Assignment of Shares Agreement, dated as of February 28, 2011, between P&C Holdings, L.L.C., Nicholas Cascione and Swisher Hygiene Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 4, 2011).
10.6	Form of Securities Purchase Agreement, dated March 22, 2011. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 24, 2011).
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Previously filed. Documents incorporated by reference to the indicated exhibit to the following filings by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

(1)	Registration Statement on Form 10, filed with the Securities and Exchange Commission on November 9, 2010.

(2)	Amendment No. 1 to Registration Statement on Form 10, filed with the Securities and Exchange Commission on December 15, 2010.

(3)	Amendment No. 3 to Registration Statement on Form 10, filed with the Securities and Exchange Commission on January 31, 2011.

*	Management contracts or compensatory plans, contracts, or arrangements.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 16, 2011	SWISHER HYGIENE INC. (Registrant)
	By:	/s/ STEVEN R. BERRARD
Steven R. Berrard
President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ MICHAEL J. KIPP
Michael J. Kipp
Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: May 16, 2011

SWISHER HYGIENE INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit
Number	Description

31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.