Form 10-Q
period 2011-06-30
Swisher Hygiene Inc.
filed 2011-08-15
CIK 1504747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-35067
SWISHER HYGIENE INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-3819646
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

4725 Piedmont Row Drive, Suite 400
Charlotte, North Carolina	28210
(Address of Principal Executive Offices)	(Zip Code)
(704) 364-7707
(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Number of shares outstanding of each of the registrant’s classes of Common Stock at August 12, 2011: 173,473,566 shares of Common Stock, $0.001 par value per share.

SWISHER HYGIENE INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	3
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	35
ITEM 4. CONTROLS AND PROCEDURES	35

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	36
ITEM 1A. RISK FACTORS	36
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	36
ITEM 6. EXHIBITS	37
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	Balance at
	June 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$112,434,487	$38,931,738
Restricted cash	—	5,193,333
Accounts receivable (net of allowance for doubtful accounts of $544,505 at June 30, 2011 and $334,156 at December 31, 2010)	23,985,659	7,068,629
Inventory	10,848,743	2,968,076
Other assets	2,327,617	894,719

Total current assets	149,596,506	55,056,495

Property and equipment, net	58,516,544	11,324,055
Goodwill	139,637,334	29,660,309
Other intangibles, net	74,377,697	7,668,805
Other noncurrent assets	4,709,763	2,524,598

	$426,837,844	$106,234,262

LIABILITIES AND EQUITY
Current liabilities
Accounts payable, accrued expenses, and other current liabilities	$26,798,352	$9,335,932
Short term obligations	9,349,722	13,378,710
Advances from shareholder	2,000,000	2,000,000

Total current liabilities	38,148,074	24,714,642

Long term obligations	31,171,918	31,028,992
Deferred income tax liabilities	6,273,702	1,700,000
Other long term liabilities	4,020,508	2,763,051

Total noncurrent liabilities	41,466,128	35,492,043

Commitments and contingencies

Equity
Swisher Hygiene Inc. stockholders’ equity
Common stock, par value $0.001, authorized 400,000,000 shares; 172,559,865 and 114,015,063 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	172,559	114,015
Additional paid-in capital	366,360,979	54,725,897
Accumulated deficit	(19,338,496)	(8,996,759)
Accumulated other comprehensive income	28,600	73,985

Total Swisher Hygiene Inc. stockholders’ equity	347,223,642	45,917,138
Non-controlling interest	—	110,439

Total equity	347,223,642	46,027,577

	$426,837,844	$106,234,262

See Notes to the Condensed Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue
Product	$27,976,912	$8,546,972	$43,403,734	$16,711,000
Service	22,662,566	4,478,028	33,121,018	8,856,573
Franchise	1,036,597	2,138,556	2,547,626	4,324,918

Total revenue	51,676,075	15,163,556	79,072,378	29,892,491

Costs and expenses
Cost of sales	17,714,630	5,453,562	27,298,315	10,762,510
Route expenses	13,158,313	3,174,055	20,273,384	6,348,231
Selling, general, and administrative	18,891,070	6,867,195	31,215,939	13,374,350
Acquisition and merger expenses	2,775,258	—	4,091,236	—
Depreciation and amortization	6,084,424	1,083,908	8,792,376	2,126,739

Total costs and expenses	58,623,695	16,578,720	91,671,250	32,611,830

Loss from operations	(6,947,620)	(1,415,164)	(12,598,872)	(2,719,339)

Other expense, net	(3,692,610)	(354,474)	(5,965,729)	(645,738)

Net loss before income taxes	(10,640,230)	(1,769,638)	(18,564,601)	(3,365,077)

Income tax benefit	3,513,071	—	8,222,864	—

Net loss	$(7,127,159)	$(1,769,638)	$(10,341,737)	$(3,365,077)

Loss per share
Basic and diluted	$(0.04)	$(0.03)	$(0.07)	$(0.06)

Weighted-average common shares used in the computation of loss per share
Basic and diluted	164,972,640	57,894,852	144,097,478	57,862,241

See Notes to the Condensed Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2011

					Accumulated	Swisher
			Additional		Other	Hygiene Inc.	Non-
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders’	controlling	Total
	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance as of December 31, 2010	114,015,063	$114,015	$54,725,897	$(8,996,759)	$73,985	$45,917,138	$110,439	$46,027,577

Shares issued in connection with private placements	34,119,643	34,119	191,202,396			191,236,515		191,236,515

Shares issued in connection with the acquisition of Choice	8,281,920	8,282	48,772,244			48,780,526		48,780,526

Shares issued in connection with acquisitions	6,310,789	6,311	44,060,550			44,066,861		44,066,861

Shares issued in connection with and purchases of property and equipment and to settle liabilities	394,991	395	1,182,167			1,182,562		1,182,562

Shares issued for non-controlling interest	25,000	25	103,679	6,735		110,439	(110,439)	—

Conversion of promissory note payable	3,207,459	3,207	21,191,096			21,194,303		21,194,303

Stock based compensation			1,762,439			1,762,439		1,762,439

Exercise of stock options and warrants	6,205,000	6,205	3,360,511			3,366,716		3,366,716

Foreign currency translation adjustment					(45,385)	(45,385)		(45,385)

Net loss before purchase of non-controlling interest				(10,348,472)		(10,348,472)		(10,348,472)

Balance as of June 30, 2011	172,559,865	$172,559	$366,360,979	$(19,338,496)	$28,600	$347,223,642	$—	$347,223,642

See Notes to the Condensed Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash used in operating activities
Net loss	$(10,341,737)	$(3,365,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,792,376	2,126,738
Stock based compensation	1,762,439	—
Unrealized loss, net	5,586,000	—
Deferred income tax liabilities	(7,427,804)	—
Changes in working capital components:
Accounts receivable	(4,989,429)	(46,519)
Inventory	(2,998,400)	(337,253)
Other assets and noncurrent assets	(1,056,325)	(330,096)
Accounts payable, accrued expenses, and other liabilities	468,680	1,691,905

Cash used in operating activities	(10,204,200)	(260,302)

Cash used in investing activities
Purchases of property and equipment	(7,453,258)	(2,765,510)
Acquisitions, net of cash acquired and share issuance costs	(67,717,485)	(50,000)
Restricted cash	5,193,333	—

Cash used in investing activities	(69,977,410)	(2,815,510)

Cash provided by financing activities
Proceeds from private placements, net of issuance costs	191,236,515	—
Principal payments on acquired Choice debt	(39,219,160)	—
Proceeds from line of credit, net of issuance costs	27,496,355	—
Payoff of lines of credit	(27,779,355)	—
Principal payments on debt	(1,416,712)	(1,371,605)
Proceeds from exercise of stock options and warrants	3,366,716	—
Payment of shareholder advance	—	(800,000)
Proceeds from advances from shareholders	—	4,600,000

Cash provided by financing activities	153,684,359	2,428,395

Net increase (decrease) in cash and cash equivalents	73,502,749	(647,417)
Cash and cash equivalents at the beginning of the period	38,931,738	1,270,327

Cash and cash equivalents at the end of the period	$112,434,487	$622,910

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
     The Company has company owned operations and franchise operations located throughout the United States and Canada and has entered into 10 Master License Agreements covering the United Kingdom, Ireland, Portugal, the Netherlands, Singapore, the Philippines, Taiwan, Korea, Hong Kong/Macau/China, and Mexico.
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

Acquisition and merger expenses
     Acquisition and merger expenses include costs directly related to the acquisition of three of our franchises and fifteen independent businesses during the three months ended June 30, 2011 and the acquisition of seven of our franchises and twenty-five independent businesses during the six months ended June 30, 2011. Acquisition and merger expenses also include costs directly-related to the merger with CoolBrands International, Inc. as discussed in Note 1 of our 2010 Annual Report. These costs include third party due diligence, legal, accounting and professional service expenses.
Segments
     On March 1, 2011, the Company completed its acquisition of Choice Environmental Services, Inc. (“Choice”), a Florida based company that provides a complete range of solid waste and recycling collection, transportation, processing and disposal services. As a result of the acquisition of Choice, the Company now has two segments: (1) Hygiene and (2) Waste. The Company’s hygiene segment primarily provides commercial hygiene services and products throughout much of the United States, and additionally operates a worldwide franchise and license system to provide the same products and services in markets where Company owned operations do not exist. The Company’s waste segment primarily consists of the operations of Choice and acquisitions of solid waste collection businesses. Prior to the acquisition of Choice, the Company managed, allocated resources, and reported in one segment, Hygiene. See Note 14 for segment disclosures.
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
Newly Issued Accounting Pronouncements
     Comprehensive Income: In June 2011, the FASB issued new standards to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This standard eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. These standards are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early application is permitted. We are currently evaluating the effect of these standards on our Consolidated Financial Statements.
     Fair Value Measurements: In May 2011, the FASB issued new standards clarifying the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements and expands fair value disclosures. These standards are to be applied prospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early application is not permitted. We are currently evaluating the effect of these standards on our Consolidated Financial Statements.
NOTE 3 — ACQUISITIONS
Choice Acquisition
     On February 13, 2011, we entered into an Agreement and Plan of Merger (the “Choice Agreement”) with Swsh Merger Sub, Inc., a Florida corporation and wholly-owned subsidiary of the Company, Choice, and other parties, as set forth in the Choice Agreement. The Choice Agreement provided for the acquisition of Choice by the Company by way of merger.
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
     On March 1, 2011, we closed the acquisition of Choice and issued 8,281,920 shares of our common stock to the former shareholders of Choice and assumed $40,941,484 of debt, which $39,219,160 was paid down with proceeds from the private placement of the Subscription Receipts. In addition, certain shareholders of Choice received $5,700,000 in cash and warrants to purchase an additional 918,076 shares at an exercise price of $6.21, which expired on March 31, 2011 and were not exercised.
     On March 1, 2011, in connection with the closing of the acquisition of Choice, the 12,262,500 Subscription Receipts were exchanged for 12,262,500 shares of our common stock. We agreed to use commercially reasonable efforts to file a resale registration statement with the SEC relating to the shares of common stock underlying the Subscription Receipts. If the registration statement was not filed or declared effective within specified time periods, or if it ceased to be effective for a period of time exceeding certain grace periods, the initial subscribers of Subscription Receipts would be entitled to receive an additional 0.1 share of common stock for each share of common stock underlying Subscription Receipts held by any such initial subscriber at that time. The Company filed a resale registration statement with the SEC relating to the 8,291,920 shares issued to the former shareholders of Choice and the 12,262,500 shares issued in connection with the private placement. The registration statement was effective as of the date of this filing.
     Choice has been in business since 2004 and serves more than 150,000 residential and 7,500 commercial customers in the Southern and Central Florida regions through its 320 employees and over 150 collection vehicles by offering a complete range of solid waste and recycling collection, transportation, processing and disposal services. Choice operates six hauling operations and three transfer and material recovery facilities.
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

Net tangible assets acquired:
Cash and cash equivalents	$340,870
Receivables	6,095,801
Inventory	150,833
Property and equipment	29,618,377
Customer contracts	27,840,000
Non-compete agreements	2,880,000
Deferred income tax assets and other assets	2,234,452
Accounts payable and accrued expenses	(7,960,210)
Capital lease obligations	(3,523,615)
Deferred income tax liabilities	(12,001,506)

Total tangible assets acquired	45,675,002
Goodwill	51,600,792

Total purchase price	97,275,794
Less: Debt assumed	(40,941,484)
Less: Issuance of shares	(48,780,526)

Cash paid (including prepayment penalty of $1,853,784)	$7,553,784

     Other assets include approximately $721,000 of notes receivable from prior Choice shareholders. In addition, the Company’s Condensed Consolidated Financial Statements for the three months ended June 30, 2011 includes $15,629,158 of revenue and $108,019 of net loss before income taxes related to Choice and for the six months ended June 30, 2011 includes $21,874,676 of revenue and $233,015 of net loss before income taxes related to Choice.
     Other Acquisitions
     During the three months ended June 30, 2011, the Company acquired three of its franchisees and fifteen independent businesses. During the six months ended June 30, 2011, the Company acquired seven of its franchisees and twenty-four independent businesses, excluding Choice. The Company’s Condensed Consolidated Financial Statements include the results of operations of these acquisitions since their respective acquisition dates, which include $16,371,792 of revenue and $1,082,706 of net loss before income taxes for the three months ended June 30, 2011 and $21,683,094 of revenue and $773,153 of net loss before income taxes for the six months ended June 30, 2011.
     The following table summarizes the current estimated aggregate fair values of the assets acquired and liabilities assumed at the date of acquisition for these acquisitions made during the three and six months ended June 30, 2011, excluding Choice:

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
Number of businesses acquired	18	31

Net tangible assets acquired
Accounts receivable and other assets	$5,518,953	$6,172,803
Inventory	4,268,047	4,725,137
Property and equipment	13,211,839	14,073,659
Accounts payable and accrued expenses	(6,612,002)	(7,138,972)

Total	16,386,837	17,832,627

Identifiable intangible assets:
Customer relationships	30,146,200	35,592,600
Non-compete agreements	3,609,300	4,941,200

Total	33,755,500	40,533,800

Goodwill	50,040,953	58,314,053

Aggregate purchase price	100,183,290	116,680,480
Less: Stock issued	42,183,050	44,126,550
Less: Contingent consideration	1,827,734	3,017,734
Less: Cash held back	500,000	500,000
Less: Notes issued or assumed	—	8,598,700

Cash paid on acquisitions	$55,672,506	$60,437,496

     Contingent consideration includes (1) earn outs, which are based on the achievement of contractually negotiated levels of performance by certain of our acquired businesses and are payable at defined intervals through March 31, 2014 and (2) the performance of the Company’s stock price over a limited period from the date of the acquisition, typically less than 30 days.
     See Note 16 for additional acquisitions subsequent to June 30, 2011.
Supplemental pro forma information
     The following supplemental pro forma information presents the financial results as if all the acquisitions, including Choice, made during the six months ended June 30, 2011 had occurred as of January 1, 2011 for the three and six months ended June 30, 2011 and on January 1, 2010 for the three and six months ended June 30, 2010. The supplemental pro forma information does not include those acquisitions made during the year ended December 31, 2010.
     Pro forma adjustments for the three months ended June 30, 2011 and 2010 primarily include adjustments to reflect additional depreciation and amortization of $425,569 and $2,308,850, respectively, related to the identifiable intangible assets recorded as part of the acquisition.
     Pro forma adjustments for the six months ended June 30, 2011 and 2010 primarily include adjustments to reflect additional depreciation and amortization of $2,212,292 and $4,617,700, respectively, related to the identifiable intangible assets recorded as part of the acquisition.
     In addition, an adjustment was made for acquisition and merger expenses of $2,775,258 and $4,091,236 for the three and six months ended June 30, 2011 and 2010, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Pro forma revenue	$58,069,287	$46,368,282	$115,108,695	$92,606,701

Pro forma net loss	$(3,170,758)	$(1,538,560)	$(7,633,654)	$(2,077,152)

     The above supplemental pro forma information has been prepared from the unaudited results of the acquired businesses for comparative purposes and does not purport to be indicative of what would have occurred had these acquisitions been completed on January 1, 2011 or January 1, 2010. Pro forma information does not include certain going-forward cost savings and synergies, which may be realized by the combined operations. Accordingly, they may not be indicative of any future results of the Company.
NOTE 4 — GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill and other intangible assets have been recognized in connection with the acquisitions described in Note 3 and substantially all of the balance is expected to be fully deductible for income tax purposes, except for goodwill related to the acquisition of Choice, which was a stock acquisition. Changes in the carrying amount of goodwill and other intangibles for each of the Company’s segments during the six months ended June 30, 2011 were as follows:

	Hygiene	Waste
Goodwill
Balance — December 31
Gross goodwill	$30,530,309	$—
Accumulated impairment losses	(870,000)	—

	$29,660,309	$—

Goodwill acquired	44,455,785	65,459,060
Foreign exchange translation	62,180	—

Balance — June 30
Gross goodwill	75,048,274	65,459,060
Accumulated impairment losses	(870,000)	—

	$74,178,274	$65,459,060

Customer Relationships and Contracts
Balance — December 31	$5,779,980	$—
Customers acquired	28,612,600	34,820,000
Amortization	(2,044,871)	(1,448,990)
Foreign exchange translation	67,057	—

Balance — June 30	$32,414,766	$33,371,010

Non-compete Agreements
Balance — December 31	$1,888,825	$—
Agreements	4,461,200	3,360,000
Amortization	(731,702)	(408,959)
Foreign exchange translation	22,557	—

Balance — June 30	$5,640,880	$2,951,041

Hygiene Segment
     The fair value of the customer relationships and contracts acquired is based on future discounted cash flows expected to be generated from those customers. These customer relationships and contracts will be amortized on a straight-line basis over five to ten years, which is primarily based on historical customer attrition rates. The fair value of the non-compete agreements will be amortized on a straight-line basis over the length of the agreements, typically not exceeding five years.
Waste Segment
     The fair value of the customer relationships and contracts acquired is based on future discounted cash flows expected to be generated from contracts with municipalities and customers. These customer relationships and contracts will be amortized on a straight-line basis over seven years, which is the weighted average of the estimated life of the contracts acquired. The fair value of the non-compete agreements will be amortized on a straight-line basis over the length of the agreements, typically not exceeding five years.
NOTE 5 — EQUITY
Choice
     As part of the purchase price of Choice we issued 8,281,920 shares of our common stock to the previous shareholders of Choice. See Note 3.
Private placements
     As discussed in Note 3, on March 1, 2011, in connection with the closing of the Choice acquisition, the 12,262,500 Subscription Receipts were exchanged for 12,262,500 shares of our common stock. As part of this transaction, we received cash of $56,253,791, net of issuance costs.
     In addition, on March 22, 2011, we entered into a series of arm’s length securities purchase agreements to sell 12,000,000 shares of our common stock at a price of $5.00 per share, for aggregate proceeds of $60,000,000 to certain funds of a global financial institution (the “Private Placement”). We intend to use the proceeds from the Private Placement to further our organic and acquisition growth strategy, as well as for working capital purposes. On March 23, 2011, we closed the Private Placement and issued 12,000,000 shares of our common stock. Pursuant to the securities purchase agreements, the shares of common stock issued in the Private Placement may not be transferred on or before June 24, 2011 without our consent. We agreed to use commercially reasonable efforts to file a resale registration statement with the SEC relating to the shares of common stock sold in the Private Placement. If the registration statement was not filed or declared effective within specified time periods, the investors would be entitled to receive liquidated damages in cash equal to one percent of the original offering price for each share that at such time remains subject to resale restrictions. The Company filed a resale registration statement with the SEC relating to the 12,000,000 shares issued in the Private Placement. The registration statement was effective as of the date of this filing.
     On April 15, 2011, we entered into a series of arm’s length securities purchase agreements to sell 9,857,143 shares of our common stock at a price of $7.70 per share, for aggregate proceeds of $75,900,000 to certain funds of a global financial institution. We completed this transaction on April 19, 2011 and intend to use the proceeds from this transaction to further our organic and acquisition growth strategy, as well as for working capital purposes. Pursuant to the securities purchase agreements, following July 24, 2011 the Company agreed to use commercially reasonable efforts to file a resale registration statement with the SEC relating to the shares of common stock sold in the private placement. If the registration statement was not filed or declared effective within the specified time periods, the investors would be entitled to receive liquidated damages in cash equal to one percent of the original offering price for each share that at such time remains subject to resale restrictions. The Company filed a resale registration statement with the SEC relating to the 9,857,143 shares. The registration statement was effective as of the date of this filing.

Acquisitions and asset purchases
     We issued a total of 6,310,789 shares of our common stock in connection with certain acquisitions of franchisees and businesses during the six months ended June 30, 2011. In addition during the six months ended June 30, 2011, we issued 394,991 shares for purchases of property and equipment of $194,683and to settle $987,879 of liabilities.
Stock based compensation and warrants
     Stock based compensation is the result of the recognition of the fair value of share based compensation on the date of grant over the service period for which the awards are expected to vest. Options to purchase 705,000 shares were exercised at a weighted average exercise price of $0.88 during 2011.
     In May 2011, warrants to purchase 5,500,000 shares with an exercise price of $0.50 in Canadian dollars per warrant issued to a director of CoolBrands and the Company, and certain parties related to the director, were exercised and as a result, we received cash of $2,750,000 in Canadian dollars.
Convertible promissory note
     During 2011, convertible promissory notes with an aggregate principal amount of $13,621,480 were converted into 3,207,459 shares of the Company’s common stock.
NOTE 6 — LONG TERM OBLIGATIONS
     Debt consisted of the following as of June 30, 2011 and December 31, 2010:

		December 31,
	June 30, 2011	2010
Line of credit agreement dated March 2008. Interest is payable monthly at one month LIBOR plus 2.85% at December 31, 2010. Interest rate of 3.11% at December 31, 2010	$—	$9,946,932
Line of credit agreement dated June 2008. Interest is payable monthly at one month LIBOR plus 1.50% at December 31, 2010. Interest rate of 1.76% at December 31, 2010	—	15,000,000
Line of credit agreement dated March 2011 and matures in July 2013. Interest rate of 1.25% at June 30, 2011	24,632,050	—
Acquisition notes payables	7,823,048	7,891,209
Capitalized lease obligations with related parties	3,459,264	—
Capitalized lease obligations	804,767	549,504
Notes payable under Master Loan and Security Agreement, due in monthly installments and maturing in 2012. Interest is payable monthly at a weighted average interest rate of 8% at June 30, 2011 and December 31, 2010	54,811	248,577
Convertible promissory notes:
6% Note due June 30, 2011	—	5,000,000
4% Notes at various dates through December 15, 2011	3,747,700	5,771,480

	40,521,640	44,407,702
Short term obligations	(9,349,722)	(13,378,710)

Long term obligations	$31,171,918	$31,028,992

Revolving Credit Facilities
     In March 2011, we entered into a $100 million senior secured revolving credit facility (the “credit facility”). Borrowings under the credit facility are secured by a first priority lien on substantially all of our existing and hereafter acquired assets, including $25 million of cash on borrowings in excess of $75 million. Furthermore, borrowings under the facility are guaranteed by all of our domestic subsidiaries and secured by substantially all the assets and stock of our domestic subsidiaries and substantially all of the stock of our foreign subsidiaries. Interest on borrowings under the credit facility will typically accrue at London Interbank Offered Rate (“LIBOR”) plus 2.5% to 4.0%, depending on the ratio of senior debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) (as such term is defined in the new credit facility, which includes specified adjustments and allowances authorized by the lender, as provided for in such definition). We also have the option to request swingline loans and borrowings using a base rate. Interest is payable monthly or quarterly on all outstanding borrowings. The credit facility matures in July, 2013.
     Borrowings and availability under the credit facility are subject to compliance with financial covenants, including achieving specified consolidated EBITDA levels, which will depend on the success of our acquisition strategy, and maintaining leverage and coverage ratios and a minimum liquidity requirement. The consolidated EBITDA covenant, the leverage and coverage ratios, and the minimum liquidity requirements should not be considered indicative of the Company’s expectations regarding future performance. The credit facility also places restrictions on our ability to incur additional indebtedness, make certain acquisitions, create liens or other encumbrances, sell or otherwise dispose of assets, and merge or consolidate with other entities or enter into a change of control transaction. Failure to achieve or maintain the financial covenants in the credit facility or failure to comply with one or more of the operational covenants could adversely affect our ability to borrow monies and could result in a default under the credit facility. The credit facility is subject to other standard default provisions. We have met all the required covenants under the credit facility as of June 30, 2011.
     The credit facility replaces our prior $25 million aggregated credit facilities, which are discussed in the 2010 Annual Report.
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
     In addition, in connection with the acquisition of Choice we entered into capital leases that have initial terms of five or ten years with companies owned by shareholders of Choice to finance the cost of leasing office buildings and properties, including warehouses. Minimum payments under these capital leases for the next five years are $534,000 each year and $1,920,000 thereafter. We also recorded the fair value of $3,074,000 for these properties leased in property and equipment, which will be depreciated over the term of the respective lease.
Convertible notes
     In February 2011, a 6% convertible promissory note of $5,000,000 due on June 30, 2011 issued as part of total consideration paid for an acquisition was converted into 1,312,864 of the Company’s common shares. Since the convertible note was issued as part of a business combination, the note was recorded at fair value of $6,429,720 on the date of issuance including $5,182,500 recorded as a current liability and $1,247,220 recorded as Additional paid-in capital reflecting the promissory note’s beneficial conversion feature. As of December 31, 2010, the net carrying amount of this promissory note was $6,385,720 ($6,247,220 principal and conversion feature and $138,500 unamortized premium). At December 31, 2010 the fair value of this financial instrument was $6,371,400. This note was fully converted during 2011.
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
     During the six months ended June 30, 2011 and in connection with certain acquisitions, the Company issued convertible promissory notes with an aggregate principal value of $7,125,000. The notes have a 4% interest rate and are convertible into a maximum aggregate of 3,666,204 shares of our common stock from $4.82 to $5.68. The holder may convert the principal and interest into a variable number of the Company’s common stock at any time following both (i) conditional approval by the TSX of the listing of the shares of Company’s common shares issuable upon conversion of each note and (ii) the date that the Company’s Registration Statement on Form S-1 for the resale of the Company’s common stock is declared effective by the SEC but not later than the maturity date of each note.
     During 2011, convertible promissory notes with an aggregate principal value of $13,621,480 and a fair value of $21,194,303 were converted into 3,207,459 shares of our common stock. The remaining notes have an aggregate principal amount $3,250,000 and are convertible into a maximum aggregate of 1,078,635 shares of our common stock from $4.18 to $5.58.
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
     The above convertible promissory notes that are convertible into a variable number of shares of the Company’s common stock are recorded at fair value on the date of issuance and each subsequent reporting period. The fair values of these convertible promissory notes are based primarily on a Black-Scholes pricing model. The significant management assumptions and estimates used in determining the fair value include the expected term and volatility of our common stock. The expected volatility was based on an analysis of industry peer’s historical stock price over the term of the notes as we currently do not have sufficient history of our own stock volatility, which was estimated at approximately 25%. Subsequent changes in the fair value of these instruments are recorded in Other expense, net on the Condensed Consolidated Statements of Operations. Future movement in the market price of our stock could significantly change the fair value of these instruments and impact our earnings.
     The convertible promissory notes that are convertible into a variable number of the Company’s shares issued during 2010 and 2011 are Level 3 financial instruments since they are not traded on an active market and there are unobservable inputs, such as expected volatility used to determine the fair value of these instruments.
     In addition during 2011, we issued an earn out that is to be settled in shares within one year from the date of acquisition or once the acquired business’s revenue achieves an agreed upon level. The number of shares that could be issued varies based on the achievement of agreed upon revenue metrics.
The following table is a reconciliation of changes in fair value of these liabilities that have been classified as Level 3 in the fair value hierarchy:

Balance as of December 31, 2010	$5,771,480
Issuance of convertible promissory notes	8,323,700
Unrealized losses included in earnings	1,961,100

Balance as of March 31, 2011	16,056,280

Issuance of earn out to be settled in shares	574,000
Settlement/conversion of convertible promissory notes	(15,933,480)
Unrealized losses included in earnings	3,554,900

Balance as of June 30, 2011	$4,251,700

The amount of gains for the three and six months ended June 30, 2011 included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held as of June 30, 2011	$364,500

Financial Instruments
     The Company’s financial instruments, which may expose the Company to concentrations of credit risk, include cash and cash equivalents, account receivables, accounts payable, and debt. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. The carrying amounts of cash and the current portion of accounts receivable and accounts payable approximate fair value due to the short maturity of these instruments. The fair value of the Company’s debt is estimated based on the current borrowing rates available to the Company for bank loans with similar terms and maturities, and approximates the carrying value of these liabilities. In addition the convertible promissory notes are recorded at fair value at each reporting period date.
NOTE 8 — INVENTORY
     Inventory is comprised of the following components at June 30, 2011 and December 30, 2010:

	June 30,	December 31,
	2011	2010
Finished goods	$9,767,714	$2,968,076
Raw materials	1,081,029	—

	$10,848,743	$2,968,076

NOTE 9 — OTHER EXPENSE, NET
     Other expense, net consists of the following for the three and six months ended June, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest expense	$(347,052)	$(376,149)	$(710,220)	$(682,420)
Unrealized loss, net (see Note 6 and 7)	(3,554,900)	—	(5,516,000)	—
Interest income	81,278	21,675	97,024	36,682
Foreign currency gain	128,064	—	163,467	—

	$(3,692,610)	$(354,474)	$(5,965,729)	$(645,738)

NOTE 10 — COMPREHENSIVE LOSS
     Comprehensive loss consists of the following for the three and six months ended June, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(7,127,159)	$(1,769,638)	$(10,341,737)	$(3,365,077)
Foreign currency translation	(187,408)	—	(45,385)	—

Comprehensive loss	$(7,314,567)	$(1,769,638)	$(10,387,122)	$(3,365,077)

NOTE 11 — SUPPLEMENTAL CASH FLOW INFORMATION
     The following table includes supplemental cash flow information, including noncash investing and financing activity for the six months ended June 30, 2011 and 2010.

	2011	2010
Cash received for interest	$97,024	$6,194

Cash paid for interest	$450,310	$446,654

NOTE 12 — LOSS PER SHARE
     Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The following were not included in the computation of diluted net loss per share for the three months ended June 30, 2011 and 2010 as their inclusion would be antidilutive:
•	Stock options and restricted units to purchase 5,729,682 shares of common stock.

•	Convertible promissory notes that if-converted would result in 659,062 shares of common stock.
The following were not included in the computation of diluted net loss per share for the six months ended June 30, 2011 and 2010 as their inclusion would be antidilutive:
•	Warrants to purchase 5,500,000 shares of common stock at $0.50 per share were outstanding and expire in November 2011. These were exercised in May 2011.

•	Stock options and restricted units to purchase 5,729,682 shares of common stock.

•	Convertible promissory notes that if-converted would result in 659,062 shares of common stock.
NOTE 13 — INCOME TAXES
     As a result of the merger with CoolBrands International, Inc. on November 2, 2010, as discussed in Note 1 in the 2010 Annual Report, the Company converted from a corporation taxed under the provisions of Subchapter S of the Internal Revenue Code to a tax-paying entity and accounts for income taxes under the asset and liability method. For the three and six months ended June 30, 2011, the Company has recorded an estimate for income taxes based on the Company’s projected taxable operating results for the year ending December 31, 2011 and an effective income tax rate of 34.2%.
     In addition, during 2011, the Company reversed the valuation allowance of $2,368,000 recorded as of December 31, 2010 as a result of the Company’s expectation to utilize its deferred tax assets through the generation of future taxable income arising from deferred tax liability balances. The majority of these deferred tax liabilities were recorded as part of the acquisition of Choice on March 1, 2011 as discussed in Note 3.
NOTE 14 — SEGMENTS
     On March 1, 2011, the Company completed its acquisition of Choice, a Florida based company that provides a complete range of solid waste and recycling collection, transportation, processing and disposal services. As a result of the acquisition of Choice, the Company now has two operating segments: (1) Hygiene and (2) Waste. The Company’s hygiene operating segment primarily provides commercial hygiene services and products throughout much of the United States, and additionally operates a worldwide franchise and license system to provide the same products and services in markets where Company owned operations do not exist. The Company’s waste segment primary consists of the operations of Choice and acquisitions of solid waste collection businesses. Prior to the acquisition of Choice, the Company managed, allocated resources, and reported in one segment.
     The following table presents financial information for each of the Company’s reportable segments.

	Hygiene	Waste	Consolidated
Three Months Ended June 30, 2011
Revenue	$34,004,490	$17,671,585	$51,676,075
Depreciation and amortization	3,292,468	2,791,956	6,084,424
Loss from operations	(6,829,385)	(118,235)	(6,947,620)
Interest expense and other, net	(3,619,218)	(73,392)	(3,692,610)
Net loss before income taxes	(10,448,602)	(191,628)	(10,640,230)

Capital expenditures, including non-cash	$4,782,470	$107,907	$4,890,377

Six Months Ended June 30, 2011
Revenue	55,596,975	23,475,403	79,072,378
Depreciation and amortization	5,175,365	3,617,011	8,792,376
Loss from operations	(12,386,096)	(212,776)	(12,598,872)
Interest expense and other, net	(5,871,881)	(93,848)	(5,965,729)
Net loss before income taxes	(18,257,977)	(306,624)	(18,564,601)

Capital expenditures, including non-cash	$7,245,544	$402,397	$7,647,941

Total assets as of June 30, 2011	$295,291,106	$131,546,738	$426,837,844

NOTE 15 — COMMITMENTS AND CONTINGENCIES
     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
     In connection with a distribution agreement entered into in December 2010, the Company provided a guarantee that the distributor’s operating cash flows associated with the agreement would not fall below certain agreed-to minimums, subject to certain pre-defined conditions, over the ten year term of the distribution agreement. If the distributor’s annual operating cash flow does fall below the agreed-to annual minimums, the Company will reimburse the distributor for any such short fall up to a pre-designated amount. No value was assigned to the fair value of the guarantee at June 30, 2011 and December 31, 2010 based on a probability assessment of the projected cash flows. Management currently does not believe that it is probable that any amounts will be paid under this agreement and thus there is no amount accrued for the guarantee in the Condensed Consolidated Financial Statements. This liability would be considered a Level 3 financial instruments given the unobservable inputs used in the projected cash flow model. See Note 7 for the fair value hierarchy.
NOTE 16 — SUBSEQUENT EVENTS
     Subsequent to June 30, 2011, the Company acquired several businesses. While the terms, price, and conditions of each of these acquisitions were negotiated individually, consideration to the sellers typically consists of a combination of cash, our common stock, and issuance of debt. Aggregate consideration paid for these acquired businesses was approximately $21.0 million consisting of approximately $14.3 million in cash, 815,726 shares of our common stock, and issuance of promissory notes of approximately $2.1 million.
      In August 2011, the Company entered into agreements to provide borrowings of up to $37.5 million that would be collateralized by the Waste segment’s vehicles and containers and the Company’s technology and related equipment. In connection with these financing agreements, the Company entered into an amendment that modifies the covenants contained in the credit facility, including an increase in permitted indebtedness to $40.0 million. In addition the Company obtained additional financing of up to $25 million for new and replacement vehicles for its fleet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Business Overview and Outlook
     We provide essential hygiene and sanitation solutions to customers throughout much of North America and internationally through our global network of company owned operations, franchises and master licensees. These solutions include essential products and services that are designed to promote superior cleanliness and sanitation in commercial environments, while enhancing the safety, satisfaction and well-being of employees and patrons. These solutions are typically delivered by employees on a regularly scheduled basis and involve providing our customers with: (i) consumable products such as soap, paper, cleaning chemicals, detergents, and supplies, together with the rental and servicing of dish machines and other equipment for the dispensing of those products; (ii) the rental of facility service items requiring regular maintenance and cleaning, such as floor mats, mops, bar towels and linens; (iii) manual cleaning of their facilities; and (iv) solid waste collection services. We serve customers in a wide range of end-markets, with a particular emphasis on the foodservice, hospitality, retail, industrial, and healthcare industries. In addition, our solid waste collection services provide services primarily to commercial and residential customers through contracts with commercial customers, municipalities, or other agencies.
     Prospectively, we intend to grow in both existing and new geographic markets through a combination of organic and acquisition growth. However, we will continue to focus our investments towards those opportunities which will most benefit our core businesses, which currently are: chemical, facility services, linen rental and supply, and waste collection services. Our revenue outlook for 2011 is approximately $220 million, with current annualized run-rate revenue in excess of $280 million. Run-rate revenue is defined as July 2011 estimated revenue annualized plus the annualized revenue impact of acquisitions since July 2011.
     We have company owned operations and franchise operations located throughout the United States and Canada and have entered into 10 Master License Agreements covering the United Kingdom, Ireland, Portugal, the Netherlands, Singapore, the Philippines, Taiwan, Korea, Hong Kong/Macau/China, and Mexico.
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
     For the six months ended June 30, 2011, there were no changes in the methodology for computing critical accounting estimates and no material changes to the important assumptions underlying the critical accounting estimates.
Segments
     On March 1, 2011, we completed our acquisition of Choice Environmental Services, Inc. (“Choice”), a Florida based company that provides a complete range of solid waste and recycling collection, transportation, processing and disposal services. As a result of the acquisition of Choice, we now have two segments (1) Hygiene and (2) Waste. The Company’s hygiene segment primarily provides commercial hygiene services and products throughout much of the United States, and additionally operates a worldwide franchise and license system to provide the same products and services in markets where Company owned operations do not exist. The Company’s waste segment primarily consists of the operations of Choice and acquisitions of solid waste collection businesses. Prior to the acquisition of Choice the Company managed, allocated resources, and reported in one segment, Hygiene. See Note 14 in the Notes to the Condensed Consolidated Financial Statements. The results of operations for the three and six months ended June 30, 2011 have been presented in the Company’s segments.

Acquisition and merger expenses
     Acquisition and merger expenses include costs directly-related to the acquisition of three of our franchises and fifteen independent businesses during the three months ended June 30, 2011 and the acquisition of seven of our franchises and twenty-five independent businesses during the six months ended June 30, 2011. Acquisition and merger expenses also include costs directly-related to the merger with CoolBrands International, Inc. as discussed in Note 1 of our 2010 Annual Report. These costs include third party due diligence, legal, accounting and professional service expenses.
Adoption of Newly Issued Accounting Pronouncements
     Revenue Recognition: In October 2009, the Financial Accounting Standards Board (“FASB”) issued new standards for multiple-deliverable revenue arrangements. These new standards affect the determination of when individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. In addition, these new standards modify the manner in which the transaction consideration is allocated across separately identified deliverables, eliminate the use of the residual value method of allocating arrangement consideration and require expanded disclosure. These new standards will become effective for multiple-element arrangements entered into or materially modified on or after January 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. We adopted these standards for multiple-element arrangements entered into or materially modified on or after January 1, 2011. The adoption of this accounting standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements.
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
Newly Issued Accounting Pronouncements
     Comprehensive Income: In June 2011, the FASB issued new standards to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This standard eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. These standards are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early application is permitted. We are currently evaluating the effect of these standards on our Consolidated Financial Statements.
     Fair Value Measurements: In May 2011, the FASB issued new standards clarifying the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements and expands fair value disclosures. These standards are to be applied prospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early application is not permitted. We are currently evaluating the effect of these standards on our Consolidated Financial Statements.

RESULTS OF OPERATIONS — THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
     During the year ended December 31, 2010, we acquired four franchises and five independent businesses. In addition we acquired three franchises and fifteen independent businesses during the three months ended June 30, 2011 and seven franchises and twenty-five independent businesses during the six months ended June 30, 2011. The term “Hygiene Acquisitions” refers to the three franchises and twelve independent hygiene and chemical businesses acquired during the three months ended June 30, 2011 or the seven franchises and twenty-two hygiene and chemical independent businesses acquired during the six months ended June 30, 2011. The waste segment includes Choice, acquired in March 2011, and two additional acquisitions of solid waste and collection companies during the three and six months ended June 30, 2011. We refer to these acquisitions as “Waste Acquisitions.” The term “Acquisitions” refers to both the Hygiene Acquisitions and Waste Acquisitions during the respective periods.
Revenue
     We derive our revenue through the delivery of a wide-variety of essential hygiene and sanitation products and services. We deliver hygiene products and services on a regularly scheduled basis which include providing our customers with (i) consumable products such as soap, paper, cleaning chemicals, detergents, and supplies, together with the rental and servicing of dish machines and other equipment for the dispensing of those products; (ii) the rental of facility service items requiring regular maintenance and cleaning, such as floor mats, mops, bar towels, and linens; (iii) manual cleaning of their facilities; and (iv) solid waste collection and recycling services. We serve customers in a wide range of end-markets, with a particular emphasis on the foodservice, hospitality, retail, industrial, and healthcare industries. Our waste segment provides services primarily to commercial and residential customers through contracts with commercial customers, municipalities, or other agencies.
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
     Total revenue and the revenue derived from each revenue type by segment for the three months ended June 30, 2011 and 2010 is as follows:

		% of		% of
		Total		Total
	2011	Revenue	2010	Revenue
Revenue
Hygiene products and services
Chemical	$19,967,457	38.6%	$4,021,849	26.5%
Hygiene services	6,618,324	12.8	4,478,028	29.5
Paper and supplies	4,312,002	8.3	3,104,212	20.5
Rental and other	2,070,107	4.0	1,420,911	9.4

Total hygiene product and services	32,967,890	63.7	13,025,000	85.9

Waste
Services	16,044,242	31.1	—	—
Products	1,627,346	3.1	—	—

Total products and service	50,639,478	97.9	13,025,000	85.9

Hygiene franchise	1,036,597	2.1	2,138,556	14.1

Total revenue	$51,676,075	100.0%	$15,163,556	100.0%

     Consolidated revenue increased $36,512,519 or 241% to $51,676,075 for the three months ended June 30, 2011 as compared to the same period in 2010. This increase includes $17,671,588 or 34.2% of consolidated revenue related to Waste Acquisitions and an increase of $16,544,132 from Hygiene Acquisitions, which is offset by a $1,099,838 loss in franchise revenue earned during the three months ended June 30, 2010. Excluding the impact of Acquisitions, consolidated revenue increased $3,396,637 or 22.4% to $18,560,193 for the three months ended June 30, 2011. This increase is comprised of an increase of $3,571,098 in hygiene products and services revenue and decrease of $2,131 in hygiene franchise revenue and is primarily due to the continued change in sales mix from lower priced hygiene services to higher priced chemical product sales.
     Hygiene products and services revenue increased $19,942,890 or 153% during the three months ended June 30, 2011 as compared to the same period in 2010. This increase includes $16,544,132 related to Hygiene Acquisitions. Excluding the impact from Hygiene Acquisitions, hygiene products and services revenue increased $3,398,758 or 26.1% to $16,423,758. This increase is comprised of $3,279,674 or 20% increase in chemical revenue and $119,084 or 3.6% increase in hygiene services, paper and supplies, and rental and other.
     During 2011, our sales mix has continued to shift towards our core chemical product sales from our legacy hygiene business. Three principal factors contribute to this trend: (i) we have placed particular emphasis on the development of our core markets including our chemical offering, particularly as it relates to ware washing and laundry solutions and a lesser focus on our legacy hygiene service offerings; (ii)  we have aggressively managed customer profitability terminating less favorable arrangements; and (iii) from time to time, we are impacted by the challenging economic conditions that result in customer attrition, lower consumption levels of products and services, and a reduction or elimination in spending for hygiene-related products and services by our customers.
     Hygiene franchise revenue decreased $1,101,959 for the three months ended June 30, 2011 as compared to the same period in 2010. This decrease includes $1,099,828 from Hygiene Acquisitions. Acquisitions of our franchisees during the period result in less revenue from franchisee revenue, which is offset by an increase in hygiene product and service revenue. Excluding the impact from Hygiene Acquisitions, hygiene franchise revenue decreased $2,131 during the three months ended June 30, 2011.
     Cost of Sales
     Hygiene cost of sales consists primarily of paper, air freshener, chemical and other consumable products sold to our customers, franchisees and international licensees. Waste costs of sales include costs related to the disposal of collections and cost of recycled paper purchases. Cost of sales for the three months ended June 30, 2011 and 2010 are as follows:

	2011	%(1)	2010	%(1)
Hygiene
Company owned operations	$11,905,159	36.1%	$4,253,813	32.6%
Franchisee product sales	596,857	88.4	1,199,749	86.9
Waste	5,212,614	29.5	—	—

Total cost of sales	$17,714,630	34.3%	$5,453,562	36.0%

(1)	Represents cost as a percentage of the respective segment’s product and service line revenue.
     Consolidated cost of sales for the three months ended June 30, 2011 increased $12,261,068 or 225% to $17,714,630 as compared to the same period in 2010. This increase includes $5,212,614 related to Waste Acquisitions and $6,129,741 from Hygiene Acquisitions in the three months ended June 30, 2011 as compared to the same period of 2010. Excluding the impact from Acquisitions, consolidated cost of sales increased $918,713 or 16.9% to $6,372,275 for the three months ended June 30, 2011 as compared to the same period in 2010.
     Hygiene company owned operations cost of sales for the three months ended June 30, 2011 increased $7,651,346 or 180% to $11,905,159 as compared to the same period in 2010 and includes $6,129,741 related to Hygiene Acquisitions. Excluding the impact of Hygiene Acquisitions, cost of sales for company owned operations increased $1,521,605 or 35.8% to $5,775,418, or 34.8% of related revenue for the three months ended June 30, 2011 as compared to 32.3% for the same period in 2010. This increase is primarily due to the continued change in sales mix from lower cost hygiene services to higher cost chemical product sales, and consisted primarily of approximately $1,030,545 or 24.2% in sales mix change from lower cost hygiene services to higher cost chemical product sales, approximately $1,440,744 or 39.9% due to the current periods higher product sales volume, offset by approximately $949,842 or 22.3% related to product cost.
     Hygiene cost of sales to franchisees for the three months ended June 30, 2011 decreased $602,892 or 50.3% to $596,857 as compared to the same period in 2010 in part due to Hygiene Acquisitions.

We charge franchises a percentage of our costs, and, therefore, we earn a lower margin on product sales to franchises, which was 11.6% and 13.1% for the three months ended June 30, 2011 and 2010, respectively. Excluding the effect of Acquisitions, cost of goods sold increased $158,108 or 13.2% during the three months ended June 30, 2011 as compared to the same period in 2010.
Route Expenses
     Route expenses consist primarily of the costs incurred by the Company for the delivery of products and providing services to customers. The details of route expenses for the three months ended June 30, 2011 and 2010 are as follows:

	2011	%(1)	2010	%(1)
Hygiene
Compensation	$5,336,973	16.2%	$2,260,539	17.4%
Vehicle and other	2,018,776	6.1	913,516	7.0
Waste	5,802,564	32.8	—	—

Total route expenses	$13,158,313	26.0%	$3,174,055	24.4%

(1)	Represents cost as a percentage of Products and Services revenue for the respective operating segment.
     Consolidated route expenses for the three months ended June 30, 2011 increased $9,984,258 or 315% to $13,158,313 as compared to the same period in 2010. This increase includes $5,802,564, which is 36.2% of waste service revenue, related to Waste Acquisitions, and $3,031,145 related to Hygiene Acquisitions. Excluding the impact of Acquisitions, route expenses increased $1,150,549 or 36.3% to $4,324,604 or 26.1% of related revenue for the three months ended June 30, 2011 as compared to 24.4% for the same period in 2010, primarily due to route consolidation and optimization initiatives. The increase of $1,150,549 consists primarily of $616,132 or 19.4% in compensation and $534,417 or 16.8% in vehicle and other route expenses. These increases are primarily the result of headcount and vehicles added as part of a distribution agreement entered into in December 2010 and increasing fuel costs.
Selling, General and Administrative Expenses
       Selling, general and administrative expenses consist primarily of the costs incurred for:
•	Regional, branch office, and field management support costs that are related to field operations. These costs include compensation, occupancy expense and other general and administrative expenses.

•	Sales expenses, which include marketing expenses and compensation and commission for branch field sales representatives and corporate account and distribution sales personal.

•	Corporate office expenses that are related to general support services, which include executive management compensation and related costs, as well as department cost for information technology, human resources, accounting, purchasing and other support functions.
     The details of selling, general, and administrative expenses three months ended June 30, 2011 and 2010 are as follows:

	2011	%(1)	2010	%(1)
Hygiene
Compensation	$10,319,380	30.4%	$4,900,446	32.3%
Occupancy	1,034,478	3.0	641,723	4.2
Other	3,740,559	11.0	1,325,026	8.7
Waste	3,796,653	21.5	—	—

Total selling, general, and administration expenses	$18,891,070	36.6%	$6,867,195	45.3%

(1)	Represents cost as a percentage of revenue for the respective segment.

     Consolidated selling, general, and administrative expenses for the three months ended June 30, 2011 increased $12,023,875 or 175% to $18,891,070 as compared to the same period of 2010. This increase includes $3,796,653 related to Waste Acquisitions and $4,145,197 related to Hygiene Acquisitions. Excluding the impact of Acquisitions, selling, general, and administrative expenses increased $4,082,025 or 59.4%.
     Hygiene compensation for the three months ended June 30, 2011 increased $5,418,934 or 111% to $10,319,380 as compared to the same period of 2010 and includes an increase of $2,587,909 related to Hygiene Acquisitions. Excluding the impact of Acquisitions, hygiene compensation expense for the three months ended June 30, 2011 as compared to the same period in 2010 increased $2,831,025 or 57.8% to $7,731,471. This increase was primarily the result of an increase of approximately $1,569,228 in costs and expenses related primarily to our expansion of our corporate, field and distribution sales organizations to accelerate the growth in the our core chemical program, and an increase of approximately $1,261,797 of salaries and other costs largely associated with our transition from a private company to a public company, which includes $700,797 for stock based compensation.
     Occupancy expenses for the three months ended June 30, 2011 increased $392,755 or 61.2% to $1,034,478 as compared to the same period of 2010, which includes an increase of $349,952 related to Acquisitions. Excluding the impact of these acquisitions, occupancy expenses for three months ended June 30, 2011, as compared to the same period of 2010, increased $42,803 or 6.7%.
     Other expenses for three months ended June 30, 2011 increased $2,415,533 or 182% to $3,740,559 as compared to the same period in 2010 and includes an increase of $1,207,336 related to Hygiene Acquisitions. Excluding the impact of Acquisitions, other expenses for the three months ended June 30, 2011 as compared to the same period of 2010, increased $1,208,197 or 91.2% to $2,533,223. This increase was primarily due to the expansion of our business and costs related to being a public company, which includes the following: professional expenses of $661,000, marketing expenses of $167,000 and insurance of $380,197.
Acquisition and merger expenses
     Acquisition and merger expenses of $2,775,258 for the three months ended June 30, 2011 include costs of $1,794,772 directly related to the acquisition of our three franchisees and fifteen independent companies during the three months ended June 30, 2011. In addition $980,486 of these costs is related to the merger with CoolBrands International, Inc. These costs include costs for third party due diligence, legal, accounting and professional service expenses.
Depreciation and amortization
     Depreciation and amortization consists of depreciation of property and equipment and the amortization of intangible assets. Depreciation and amortization for the three months ended June 30, 2011 increased $5,000,516 or 461% to $6,084,424 as compared to $1,083,908 during the same period of 2010. This increase includes $4,148,415 for Acquisitions.
     The increase for Acquisitions is primarily the result of amortization for acquired other intangible assets including customer relationships and non-compete agreements obtained in connection with these acquisitions. The remaining increase is primarily related to depreciation on capital expenditures of $10,061,148 made since June 30, 2010.
Other expense, net
     Other expense, net for the three months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,
	2011	2010
Interest income	$81,278	$21,675
Interest expense	(347,052)	(376,149)
Unrealized loss, net	(3,554,900)	—
Gain on foreign currency	128,064	—

Total other expense, net	$(3,692,610)	$(354,474)

     Interest expense represents interest on borrowings under our credit facilities, notes incurred in connection with acquisitions, including convertible promissory notes, advances from shareholders and the purchase of equipment and software. Interest expense for the three months ended June 30, 2011 decreased $29,097 or 7.7% to $347,052 as compared to the same period of 2010.
     For the three months ended June 30, 2011, the unrealized loss, net consists primarily of $3,624,900 related to the required adjustment for each reporting period for the fair value of the convertible promissory notes. The fair value of these convertible promissory notes is impacted by the market price of our stock. See Note 6 of the Condensed Consolidated Financial Statements.
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
    Revenue
     Total revenue and the revenue derived from each revenue type by segment for the six months ended June 30, 2011 and 2010 is as follows:

		% of		% of
		Total		Total
	2011	Revenue	2010	Revenue
Revenue
Hygiene products and services
Chemical	$29,441,476	37.2%	$7,977,246	26.7%
Hygiene services	11,986,450	15.2	8,801,078	29.4
Paper and supplies	7,997,812	10.1	6,015,485	20.1
Rental and other	3,623,611	4.6	2,773,764	9.3

Total hygiene product and services	53,049,349	67.1	25,567,573	85.5

Waste
Services	21,134,568	26.7	—	—
Products	2,340,835	3.0	—	—

Total products and service	76,524,752	96.8	25,567,573	85.5

Hygiene franchise	2,547,626	3.2	4,324,918	14.5

Total revenue	$79,072,378	100.0%	$29,892,491	100.0%

     Consolidated revenue increased $49,179,887 or 165% to $79,072,378 for the six months ended June 30, 2011 as compared to the same period in 2010. This increase includes $23,475,403 or 29.7% of consolidated revenue related to Waste Acquisitions and an increase of $22,409,100 from Hygiene Acquisitions, which is offset by a $1,786,339 loss in franchise revenue earned during the six months ended June 30, 2010. Excluding the impact of Acquisitions, consolidated revenue increased $5,081,723 or 17.0% to $34,974,214 for the six months ended June 30, 2011. This increase is comprised of an increase of $5,706,755 in hygiene products and services revenue and an increase of $9,047 in hygiene franchise revenue, which are due to the continued change in sales mix from lower priced hygiene services to higher priced chemical product sales.
     Hygiene products and services revenue increased $27,481,776 or 107% during the six months ended June 30, 2011 as compared to the same period in 2010. This increase includes $22,409,100 related to Hygiene Acquisitions. Excluding the impact from Hygiene Acquisitions, hygiene products and services revenue increased $5,072,676 or 19.8% and is primarily from increases in chemical revenue of $4,544,271 or 14.8%, and $528,405 or 1.7% in hygiene services, paper and supplies, and rental and other.
     During the six months of 2011, our sales mix has continued to shift towards our core chemical product sales from our legacy hygiene business. Three principal factors have contributed to this trend: (i)  we have placed particular emphasis on the development of our core markets including our chemical offering, particularly as it relates to ware washing and laundry solutions and a lesser focus on our legacy hygiene service offerings;

(ii)  we have aggressively managed customer profitability terminating less favorable arrangements; and (iii) from time to time, we are impacted by the challenging economic conditions that result in customer attrition, lower consumption levels of products and services, and a reduction or elimination in spending for hygiene-related products and services by our customers.
     Hygiene franchise revenue decreased $1,777,292, or 41.1% for the six months ended June 30, 2011 as compared to the same periods in 2010. This decrease includes $1,786,339 from Hygiene Acquisitions for the six months ended June 30, 2011 as compared to the comparable period in 2010. Acquisitions of our franchisees during the period result in less revenue from franchisee revenue, which is offset by an increase in hygiene product and service revenue. Excluding the impact from Hygiene Acquisitions, hygiene franchise revenue increased $9,047 during the six months ended June 30, 2011.
     Cost of Sales
     Cost of sales for the six months ended June 30, 2011 and 2010 are as follows:

	2011	%(1)	2010	%(1)
Hygiene
Company owned operations	$18,578,643	35.0%	$8,259,905	32.3%
Franchisee product sales	1,593,542	90.7	2,502,605	89.3
Waste	7,126,130	30.4	—	—

Total cost of sales	$27,298,315	34.5%	$10,762,510	36.0%

(1)	Represents cost as a percentage of the respective segment’s product and service line revenue.
     Consolidated cost of sales for the six months ended June 30, 2011 increased $16,535,805 or 154% to $27,298,315 as compared to the same period in 2010. This increase includes $7,126,130 related to Waste Acquisitions and $7,698,090 from Hygiene Acquisitions in the six months ended June 30, 2011 as compared to the same period of 2010. Excluding the impact from Acquisitions, consolidated cost of sales increased $1,711,585 or 15.9% to $12,474,095 for the six months ended June 30, 2011 as compared to the same period in 2010.
     Hygiene company owned operations cost of sales for the six months ended June 30, 2011 increased $10,318,738 or 125% to $18,578,643 as compared to the same period in 2010 and includes $7,698,090 related to Hygiene Acquisitions. Excluding the impact of Hygiene Acquisitions, cost of sales for company owned operations increased $2,620,648 or 31.7% to $10,880,553 or 34.8% of related revenue for the six months ended June 30, 2011 as compared to 32.3% for the same period in 2010, primarily due to the continued change in sales mix from lower cost hygiene services to higher cost chemical product sales, and consisted primarily of approximately $1,244,458 or 15.1% in sales mix change from lower cost hygiene services to higher cost chemical product sales, approximately $1,843,637 or 22.3% due to the current periods higher product sales volume, offset by approximately $467,447 or 5.7% related to reduced product cost.
     Hygiene cost of sales to franchisees for the six months ended June 30, 2011 decreased $909,063 or 36.3% to $1,593,542 as compared to the same period in 2010 in part due to Hygiene Acquisitions. We charge franchises a percentage of our costs and, therefore, we earn a lower margin on product sales to franchises, which was 9.3% and 10.7% for the six months ended June 30, 2011 and 2010, respectively. Excluding the effect of Hygiene Acquisitions, cost of goods sold increased $220,794 or 8.8% during the six months ended June 30, 2011 as compared to the same period in 2010.
     Route expenses
     The details of route expenses for the six months ended June 30, 2011 and 2010 are as follows:

	2011	%(1)	2010	%(1)
Hygiene
Compensation	$9,236,188	17.4%	$4,527,504	17.7%
Vehicle and other	3,283,359	6.2	1,820,727	7.1
Waste	7,753,837	33.0	—	—

Total route expenses	$20,273,384	26.5%	$6,348,231	24.8%

(1)	Represents cost as a percentage of Products and Services revenue for the respective operating segment.

     Consolidated route expenses for the six months ended June 30, 2011 increased $13,925,153 or 219% to $20,273,384 as compared to the same period in 2010. This increase includes $7,753,837, which is 36.7% of waste service revenue, related to Waste Acquisitions, and $4,347,675 related to Hygiene Acquisitions. Excluding the impact of Acquisitions, route expenses increased $1,823,641 or 28.7% to $8,171,872 or 26.1% of related revenue for the six months ended June 30, 2011 as compared to 24.8% for the same period in 2010, primarily due to route consolidation and optimization initiatives. The increase of $1,823,641 consisted primarily of $1,102,599 or 17.4% in compensation and $721,042 or 11.4% in vehicle and other route expenses. These increases are primarily the result of headcount and vehicles added as part of a distribution agreement entered into in December 2010 and increasing fuel costs.
     Selling, general, and administrative
     The details of selling, general, and administrative expenses six months ended June 30, 2011 and 2010 are as follows:

	2011	%(1)	2010	%(1)
Hygiene
Compensation	$18,331,277	33.0%	$9,375,113	31.4%
Occupancy	2,110,700	3.8	1,627,095	5.4
Other	5,714,604	10.3	2,372,142	7.9
Waste	5,059,358	21.6	—	—

Total selling, general, and administration expenses	$31,215,939	39.5%	$13,374,350	44.7%

(1)	Represents cost as a percentage of revenue for the respective segment.
     Consolidated selling, general, and administrative expenses for the six months ended June 30, 2011 increased $18,025,589 or 135% as compared to the same period of 2010. This increase includes $5,059,358 related to Waste Acquisitions and $5,392,202 related to Hygiene Acquisitions. Excluding the impact of Acquisitions, selling, general, and administrative expenses increased $7,574,029 or 56.6% to $20,948,379.
     Hygiene compensation for the six months ended June 30, 2011 increased $8,956,164 or 95.5% to $18,331,277 as compared to the same period of 2010 and includes an increase of $3,485,372 related to Hygiene Acquisitions. Excluding the impact of Hygiene Acquisitions, hygiene compensation expense for the six months ended June 30, 2011 as compared to the same period in 2010 increased $5,470,792 or 58.4% to $14,845,905. This increase was primarily the result of an increase of approximately $3,681,000 in costs and expenses related to our expansion of our corporate, field and distribution sales organizations to accelerate the growth in the our core chemical program, and an increase of approximately $1,789,792 of salaries and other costs largely associated with our transition from a private company to a public company, which includes $1,331,639 for stock based compensation.
     Occupancy expenses for the six months ended June 30, 2011 increased $483,605 or 29.7% to $2,110,700 as compared to the same period of 2010, which includes an increase of $389,793 related to Acquisitions. Excluding the impact of these acquisitions, occupancy expenses for six months ended June 30, 2011, as compared to the same period of 2010, increased $93,812 or 5.8%.
     Other expenses for six months ended June 30, 2011 increased $3,342,462 or 141% to $5,714,604 as compared to the same period in 2010 and includes an increase of $1,040,068 for Hygiene Acquisitions. Excluding the impact of these acquisitions, other expenses for the six months ended June 30, 2011 as compared to the same period of 2010, increased $2,302,394 or 97.1% to $4,674,536. This increase was primarily due to the expansion of our business and included increases in: (i) marketing expenses of $273,000, (ii) insurance of $486,000, (iii) travel costs of $250,000, and (iv) professional fees of $1,293,394 associated with being a public company.
Acquisition and merger expenses
     Acquisition and merger expenses of $4,091,236 for the six months ended June 30, 2011 include costs of $2,146,878 directly-related to the acquisition of our seven franchisees and twenty-five independent companies during the six months ended June 30, 2011. In addition $1,944,358 of these costs is related to the merger with

CoolBrands International, Inc. These costs include costs for third party due diligence, legal, accounting and professional service expenses.
Depreciation and amortization
          Depreciation and amortization for the six months ended June 30, 2011 increased $6,665,637 or 313% to $8,792,376 as compared to $2,126,739 during the same period of 2010. This increase includes $5,190,441 for Acquisitions.
          The increase for Acquisitions is primarily the result of amortization for acquired other intangible assets including customer relationships and non-compete agreements obtained in connection with these acquisitions. The remaining increase is primarily related to depreciation on capital expenditures of $10,061,148 made since June 30, 2010.
Other expense, net
     Other expense, net for the six months ended June 30, 2011 and 2010 are as follows:

	Six Months Ended June 30,
	2011	2010
Interest income	$167,024	$36,681
Interest expense	(710,220)	(682,420)
Unrealized loss, net	(5,586,000)	—
Gain on foreign currency	163,467	—

Total other expense, net	$(5,965,729)	$(645,739)

          Interest expense represents interest on borrowings under our credit facilities, notes incurred in connection with acquisitions including convertible prommissory notes, advances from shareholders and the purchase of equipment and software. Interest expense for the six months ended June 30, 2011 increased $27,800 or 4.1% to $710,220 as compared to the same period of 2010.
          For the six months ended June 30, 2011, the unrealized loss, net consists primarily of $5,656,000 related to the required adjustment for each reporting period for the fair value of the convertible promissory notes. The fair value of these convertible promissory notes is impacted by the market price of our stock. See Note 6 of the Condensed Consolidated Financial Statements.
Cash Flow Summary
     The following table summarizes cash flows for the six months ended June 30, 2011 and 2010:

	2011	2010
Net cash used in operating activities	$(10,204,200)	$(260,302)
Net cash used in investing activities	(69,977,410)	(2,815,510)
Net cash provided by financing activities	153,684,359	2,428,395

Net increase (decrease) in cash and cash equivalents	$73,502,749	$(647,417)

Operating Activities
          For the six months ended June 30, 2011, net cash used in operating activities increased $9,943,898 to $10,204,200, compared with net cash used in operating activities of $260,302 for the same period of 2010. The increase includes $6,976,660 higher loss, which includes $4,091,236 of acquisition and merger expenses, and is offset by non-cash items of $6,586,237, and changes in working capital of $9,553,511.
Investing Activities
          For the six months ended June 30, 2011, net cash used in investing activities increased $67,161,900 to $69,977,410 compared with net cash used in investing activities of $2,815,510 for the same period of 2010. This increase is due an increase in cash paid, net of issuance costs and cash acquired, for acquisitions of $67,717,485, an increase in capital expenditures of $4,687,748, offset by the release of restrictions on certain cash balances of $5,193,333. Cash paid, net of issuance costs and cash acquired, for acquisitions consists of $7,212,914 for Choice and $60,504,571 for all other acquisitions.
Financing Activities
          For the six months ended June 30, 2011, cash provided by financing activities increased $151,255,964 to $153,684,359, compared with net cash provided by financing activities of $2,428,395 during the same period in 2010. Net cash provided from financing activities consists primarily of: (i) cash received from private placements; (ii) principal payments of debt, including debt assumed in the acquisition of Choice; (iii) proceeds from advances and distributions to shareholders; (iv) net borrowing under credit facilities; and (v) proceeds from stock option and warrant exercises.
          During the six months ended June 30, 2011, we received $191,236,515, net of issuance costs, from the issuance of 34,119,643 shares of our common stock; we repaid $39,219,160 of debt assumed in the acquisition of Choice; and received $3,366,716 from the exercise of stock options and warrants. During the six months ended June 30, 2011 as compared to the same period in 2010, principal payments on debt increased by $45,107, and net proceeds and payment of shareholder advances decreased by $3,800,000.
     Liquidity and Capital Resources
          We fund the development and growth of our business with cash generated from operations, shareholder advances, bank credit facilities, the sale of equity, third party financing for acquisitions, and capital leases for equipment.
     Revolving credit facilities
          In March 2011, we entered into a $100 million senior secured revolving credit facility (the “credit facility”). Borrowings under the credit facility are secured by a first priority lien on substantially all of our existing and hereafter acquired assets, including $25 million of cash on borrowings in excess of $75 million. Furthermore, borrowings under the facility are guaranteed by all of our domestic subsidiaries and secured by substantially all the assets and stock of our domestic subsidiaries and substantially all of the stock of our foreign subsidiaries. Interest on borrowings under the credit facility will typically accrue at London Interbank Offered Rate (“LIBOR”) plus 2.5% to 4.0%, depending on the ratio of senior debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) (as such term is defined in the credit facility, which includes specified adjustments and allowances authorized by the lender, as provided for in such definition). We also have the option to request swingline loans and borrowings using a base rate. Interest is payable monthly or quarterly on all outstanding borrowings. The credit facility matures in July 2013.
          Borrowings and availability under the credit facility are subject to compliance with financial covenants, including achieving specified consolidated EBITDA levels, which will depend on the success of our acquisition strategy, and maintaining leverage and coverage ratios and a minimum liquidity requirement. The consolidated EBITDA covenant, the leverage and coverage ratios, and the minimum liquidity requirements should not be considered indicative of the Company’s expectations regarding future performance. The credit facility also places restrictions on our ability to incur additional indebtedness, make certain acquisitions, create liens or other encumbrances, sell or otherwise dispose of assets, and merge or consolidate with other entities or enter into a change of control transaction. Failure to achieve or maintain the financial covenants in the credit facility or failure to comply with one or more of the operational covenants could adversely affect our ability to borrow monies and could result in a default under the credit facility. The credit facility is subject to other standard default provisions. We were in compliance with such covenants as of June 30, 2011.
          The credit facility replaces our prior $25 million aggregated credit facilities, which are discussed in the 2010 Annual Report.
           In August 2011, the Company entered into agreements to provide borrowings of up to $37.5 million that would be collateralized by the Waste segment’s vehicles and containers and the Company’s technology and related equipment. In connection with these financing agreements, the Company entered into an amendment that modifies the covenants contained in the credit facility, including an increase in permitted indebtedness to $40.0 million. In addition the Company obtained additional financing of up to $25 million for new and replacement vehicles for its fleet.
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
     In connection with the closing of acquisition of Choice, the 12,262,500 Subscription Receipts were exchanged for 12,262,500 shares of our common stock. We agreed to use commercially reasonable efforts to file a resale registration statement with the SEC relating to the shares of common stock underlying the Subscription Receipts. If the registration statement was not filed or declared effective within specified time periods, or if it ceases to be effective for a period of time exceeding certain grace periods, the initial subscribers of Subscription Receipts would be entitled to receive an additional 0.1 share of common stock for each share of common stock underlying Subscription Receipts held by any such initial subscriber at that time. The Company filed a resale registration statement with the SEC relating to the 8,281,920 shares issued to the former shareholders of Choice and the 12,262,500 shares issued in connection with the private placement. The registration statement was effective as of the date of this filing.
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
     On March 23, 2011, we closed the Private Placement and issued 12,000,000 shares of our common stock. Pursuant to the securities purchase agreements, the shares of common stock issued in the Private Placement may not be transferred on or before June 24, 2011 without our consent. We agreed to use our commercially reasonable efforts to file a resale registration statement with the SEC relating to the shares of common stock sold in the Private Placement. If the registration statement was not filed or declared effective within specified time periods, the investors will be entitled to receive liquidated damages in cash equal to one percent of the original offering price for each share that at such time remains subject to resale restrictions. The Company filed a resale registration statement with the SEC relating to the 12,000,000 shares issued in the private placement. The registration statement was effective as of the date of this filing.
     On April 15, 2011, we entered into a series of arm’s length securities purchase agreements to sell 9,857,143 shares of our common stock at a price of $7.70 per share, for aggregate proceeds of $75,900,000 to certain funds of a global financial institution. We completed this transaction on April 19, 2011 and we intend to use the proceeds from this transaction to further our organic and acquisition growth strategy, as well as for working capital purposes. Pursuant to the securities purchase agreements, following July 24, 2011 we agreed to use commercially reasonable efforts to file a resale registration statement with the SEC relating to the shares of common stock sold in the private placement. If the registration statement was not filed or declared effective within the specified time periods, the investors will be entitled to receive liquidated damages in cash equal to one percent of the original offering price for each share that at such time remains subject to resale restrictions. The Company filed a resale registration statement with the SEC relating to the 9,857,143 shares. The registration statement was effective as of the date of this filing.
  Acquisitions
     During the three month period ended June 30, 2011, we paid cash of $55,739,581 for acquisitions. During the six month period ended June 30, 2011, we paid cash of $67,717,485 for acquisitions, which $7,212,914 was for the acquisition of Choice. In addition subsequent to June 30, 2011, we acquired several businesses. While the terms, price, and conditions of each of these acquisitions were negotiated individually, consideration to the sellers typically consists of a combination of cash, our common stock, and debt issued. Aggregate consideration paid for these acquired businesses was approximately $21.0 million consisting of approximately $14.3 million in cash, 815,726 shares of our common stock, and issuance of promissory notes of approximately $2.1 million.

  Cash Requirements
     Our cash requirements for the next twelve months consist primarily of: (i) capital expenditures associated with dispensing equipment, dish machines and other items in service at customer locations, equipment, vehicles, and software; (ii) financing for acquisitions; (iii) working capital; and (iv) payment of principal and interest on borrowings under our credit facility, debt obligations and convertible promissory notes incurred or assumed in connection with acquisitions, and other notes payable for equipment and software.
     As a result of the Private Placements discussed above our cash and cash equivalents increased by $192,153,791 and were $112,434,487 at June 30, 2011. We expect that our cash on hand and the cash flow provided by operating activities will be sufficient to fund working capital, general corporate needs and planned capital expenditure for the next twelve months. However, there is no assurance that these sources of liquidity will be sufficient to fund our internal growth initiatives or the investments and acquisition activities that we may wish to pursue. If we pursue significant internal growth initiatives or if we wish to acquire additional businesses in transactions that include cash payments as part of the purchase price, we may pursue additional debt or equity sources to finance such transactions and activities, depending on market conditions.
   Financial Instruments — Convertible Promissory Notes
     We determine the fair value of certain convertible debt instruments issued as part of business combinations based on assumptions that market participants would use in pricing the liabilities. We have used a Black Scholes pricing model to estimate fair value of our convertible promissory notes, which requires the use of certain assumptions such as expected term and volatility of our common stock. The expected volatility was based on an analysis of industry peer’s historical stock price over the term of the notes as we currently do not have our own stock price history. The expected volatility was estimated at approximately 25%. Changes in the fair value of convertible debt instruments are recorded in Other expense, net on the Condensed Consolidated Statement of Operations. We would record approximately $575,000 of expense or income for every $1.00 increase or decrease in our stock price. Increases or decreases in the market value of our stock price could affect the fair value of these instruments and our earnings.
  Income Taxes
     As a result of the merger with CoolBrands International, Inc. in November  2010, as discussed in Note 1 in the in the 2010 Annual Report the Company converted from a corporation taxed under the provisions of Subchapter S of the Internal Revenue Code to a tax-paying entity and accounts for income taxes under the asset and liability method. Therefore, for the six months ended June 30, 2011, the Company has recorded an estimate for income taxes based on the Company’s projected tax operating results for the year ending December 31, 2011 and an effective income tax rate of 34.2%. The amount of income tax expense or benefit to be recorded in future periods is based on our estimate of the full year’s net income, which we cannot predict with certainty.
     In addition, during 2011, the Company reversed the valuation allowance of $2,368,000 recorded as of December 31, 2010 as a result of the Company’s expectation to utilize its deferred tax assets through the generation of future taxable income arising from deferred tax liability balances. The majority of these deferred tax liabilities were recorded as part of the acquisition of Choice in March  2011 as discussed in Note 3.
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
     In connection with a distribution agreement entered into in December 2010, we provided a guarantee that the distributor’s operating cash flows associated with the agreement would not fall below certain agreed-to minimums, subject to certain pre-defined conditions, over the ten year term of the distribution agreement. If the distributor’s annual operating cash flow does fall below the agreed-to annual minimums, we will reimburse the distributor for any such short fall up to a pre-designated amount. No value was assigned to the fair value of the guarantee at June

30, 2011 and December 31, 2010 based on a probability assessment of the projected cash flows. Management currently does not believe that it is probable that any amounts will be paid under this agreement and thus there is no amount accrued for the guarantee in the Condensed Consolidated Financial Statements.
    Adjusted EBITDA
In addition to net income determined in accordance with GAAP, we use certain non-GAAP measures, such as “Adjusted EBITDA”, in assessing our operating performance. We believe the non-GAAP measure serves as an appropriate measure to be used in evaluating the performance of our business. We define Adjusted EBITDA as net loss excluding the impact of income taxes, depreciation and amortization expense, interest expense and income, gains on foreign currency, unrealized loss, net, stock based compensation, and third party costs directly related to merger and acquisitions. We present Adjusted EBITDA because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of our results. Management uses this non-GAAP financial measure frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods and gives a better indication of our core operating performance. We include this non-GAAP financial measure in our earnings announcement and guidance in order to provide transparency to our investors and enable investors to better compare our operating performance with the operating performance of our competitors. Adjusted EBITDA should not be considered in isolation from, and is not intended to represent an alternative measure of, operating results or of cash flows from operating activities, as determined in accordance with GAAP. Additionally, our definition of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.
     Under SEC rules, we are required to provide a reconciliation of non-GAAP measures to the most directly comparable GAAP measures. Accordingly, the following is a reconciliation of Adjusted EBITDA to our net losses for the three and six month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(7,127,159)	$(1,769,638)	$(10,341,737)	$(3,365,077)
Income tax benefit	(3,513,071)	—	(8,222,864)	—
Depreciation and amortization expense	6,084,424	1,083,908	8,792,376	2,126,739
Interest expense, net	265,774	354,474	543,196	645,738
Gains on foreign currency	(128,064)	—	(163,467)	—
Unrealized loss, net	3,554,900	—	5,586,000	—
Stock based compensation	1,097,597	—	1,762,439	—
Acquisition and merger expenses	2,775,258	—	4,091,236	—

Adjusted EBITDA	$3,009,659	$(331,256)	$2,047,179	$(592,600)

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
•	We have a history of significant operating losses and as such our future revenue and operating profitability are uncertain;

•	We may be harmed if we do not penetrate markets and grow our current business operations;

•	We may require additional capital in the future and no assurance can be given that such capital will be available on terms acceptable to us, or at all;

•	Failure to attract, train, and retain personnel to manage our growth could adversely impact our operating results;

•	We may not be able to properly integrate the operations of acquired businesses and achieve anticipated benefits of cost savings or revenue enhancements;

•	We may incur unexpected costs, expenses, or liabilities relating to undisclosed liabilities of our acquired businesses;

•	We may recognize impairment charges which could adversely affect our results of operations and financial condition;

•	Goodwill resulting from acquisitions may adversely affect our results of operations;

•	Future issuances of our common stock in connection with acquisitions could have a dilutive effect on your investment;

•	Future sales of Swisher Hygiene shares by our stockholders could affect the market price of our shares;

•	Our business and growth strategy depends in large part on the success of our franchisees and international licensees, and our brand reputation may be harmed by actions out of our control that are taken by franchisees and international licensees;

•	Failure to retain our current customers and renew existing customer contracts could adversely affect our business;

•	The pricing, terms, and length of customer service agreements may constrain our ability to recover costs and to make a profit on our contracts;

•	Changes in economic conditions that impact the industries in which our end-users primarily operate in could adversely affect our business;

•	Our solid waste collection operations are geographically concentrated and are therefore subject to regional economic downturns and other regional factors;

•	If we are required to change the pricing models for our products or services to compete successfully, our margins and operating results may be adversely affected;

•	Several members of our senior management team are critical to our business and if these individuals do not remain with us in the future, it could have a material adverse impact on our business, financial condition and results of operations;

•	The financial condition and operating ability of third parties may adversely affect our business;

•	The volatility of our raw material costs may adversely affect our operations;

•	Increases in fuel and energy costs could adversely affect our results of operations and financial condition;

•	Our products contain hazardous materials and chemicals, which could result in claims against us;

•	We are subject to environmental, health and safety regulations, and may be adversely affected by new and changing laws and regulations, that generate ongoing environmental costs and could subject us to liability;

•	Future changes in laws or renewal enforcement of laws regulating the flow of solid waste in interstate commerce could adversely affect our results of operations and financial condition;

•	If our products are improperly manufactured, packaged, or labeled or become adulterated, those items may need to be recalled;

•	Changes in the types or variety of our service offerings could affect our financial performance;

•	We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business;

•	If we are unable to protect our information and telecommunication systems against disruptions or failures, our operations could be disrupted;

•	Insurance policies may not cover all operating risks and a casualty loss beyond the limits of our coverage could adversely impact our business;

•	Our current size and growth strategy could cause our revenue and operating results to fluctuate more than some of our larger, more established competitors or other public companies;

•	Certain stockholders may exert significant influence over corporate action requiring stockholder approval; and

•	Provisions of Delaware law and our organizational documents may delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders.

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

ITEM 4. CONTROLS AND PROCEDURES.
     We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011
     There has been no change in our internal control over financial reporting during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS.
     In our report on Form 10-K for the year ended December 31, 2010, filed with the Securities Exchange Commission on March 31, 2011 (“Form 10-K”), we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectation, including those expressed in any forward-looking statements made in this Form 10-Q. See section entitled Forward-Looking Statements located in Part 1, Item 2 of this report. The risk described below supplements the risks described in our Form 10-K.
The volatility of our raw material costs may adversely affect our operations.
     We use a number of key raw materials in our business. The prices of many of these raw materials are cyclical. If we are unable to minimize the effects of increased raw material costs through sourcing or pricing actions, future increases in costs of raw materials could have a material adverse effect on our business, financial condition, results of operations and prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     In addition to issuances reported on Current Reports on Form 8-K, we issued the following shares of common stock during the quarter ended June 30, 2011:
(a)	On April 8, 2011, in connection with the acquisition of certain assets of Q Linen Service Inc., the Company issued 37,479 shares of our common stock to Q Linen Service Inc.;

(b)	On April 11, 2011, in satisfaction of a promissory note issued in connection with the acquisition of certain assets of Budgetchem.com, the Company issued 50,027 shares of our common stock to Jay Felen;

(c)	On April 11, 2011, in connection with the acquisition of Lawson Sanitation LLC, the Company issued 909,090 shares of our common stock to John Lawson, Jr.;

(d)	On April 12, 2011, in connection with the acquisition of Hallmark Sales and Service, Inc., the Company issued 24,437 shares of our common stock to Harry F. Noyes, Jr.;

(e)	On April 14, 2011, in connection with the acquisition of the minority equity interests of Service Tallahassee, LLC, the Company issued 25,000 shares of our common stock to Todd Bierling; and

(f)	On April 15, 2011, the Company entered into a series of arm’s length securities purchase agreements to sell 9,857,143 shares of our common stock at a price of $7.70 per share, for aggregate proceeds of $75.9 million to certain funds of a global financial institution. The Company completed this private placement on April 19, 2011.
     The issuance of the securities described in paragraphs (a) through (f) above were exempt from the registration requirements of the Securities Act afforded by Section 4(2) thereof and Regulation D promulgated thereunder, which exception Swisher Hygiene believes is available because the securities were not offered pursuant to a general solicitation and such issuances were otherwise made in compliance with the requirements of Regulation D and Rule 506. The securities issued in these transactions are restricted and may not be resold except pursuant to an effective registration statement filed under the Securities Act or pursuant to a valid exemption from the registration requirements of the Securities Act.

ITEM 6. EXHIBITS.

Exhibit
Number	Description
10.1	Securities Purchase Agreement, dated April 15, 2011. (On April 15, 2011, Swisher Hygiene Inc. entered into an additional 16 securities purchase agreements which are substantially identical in all material respects to this exhibit expect as to the parties thereto and the number of shares of common stock of Swisher Hygiene purchased. Attached to this exhibit is a schedule identifying the parties to the additional 16 securities purchase agreements and the number of shares of common stock Swisher Hygiene purchased by such parties.) (incorporated by reference to Exhibit 10.29 of the Company’s Pre-Effective Amendment No. 3 to Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 21, 2011)

10.2	Amended and Restated Swisher Hygiene Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 9, 2011).*

10.3	Swisher Hygiene Inc. Senior Executive Officers Performance Incentive Bonus Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2011).*

10.4	Employment Agreement of Michael Kipp (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2011).*

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document.***

101.SCH	XBRL Taxonomy Extension Schema.***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.***

101.LAB	XBRL Taxonomy Extension Label Linkbase.***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.***

*	Management contracts or compensatory plans, contracts, or arrangements.

**	Furnished herewithin.

***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWISHER HYGIENE INC. (Registrant)
Dated: August 15, 2011
	By:	/s/ STEVEN R. BERRARD
Steven R. Berrard
President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ MICHAEL J. KIPP
Michael J. Kipp
Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: August 15, 2011

SWISHER HYGIENE INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit
Number	Description
31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.