Form 10-Q
period 2011-09-30
Swisher Hygiene Inc.
filed 2011-11-14
CIK 1504747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares outstanding of each of the registrant’s classes of Common Stock at November 11, 2011: 173,975,175 shares of Common Stock, $0.001 par value per share.

SWISHER HYGIENE INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION	3

ITEM 1. FINANCIAL STATEMENTS	3
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	35
ITEM 4. CONTROLS AND PROCEDURES	35

PART II. OTHER INFORMATION	35

ITEM 1. LEGAL PROCEEDINGS	35
ITEM 1A. RISK FACTORS	35
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	35
ITEM 6. EXHIBITS	36
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SWISHER HYGIENE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	Balance at
	September 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$83,785,303	$38,931,738
Restricted cash	—	5,193,333
Accounts receivable (net of allowance for doubtful accounts of approximately $447,000 at September 30, 2011 and $334,000 at December 31, 2010)	32,204,831	7,068,629
Inventory	15,839,729	2,968,076
Other assets	2,951,952	894,719

Total current assets	134,781,815	55,056,495
Property and equipment, net	64,516,687	11,324,055
Goodwill	165,992,839	29,660,309
Other intangibles, net	81,610,895	7,668,805
Other noncurrent assets	5,109,631	2,524,598

	$452,011,867	$106,234,262

LIABILITIES AND EQUITY
Current liabilities
Accounts payable, accrued expenses, and other current liabilities	$29,904,662	$9,335,932
Short term obligations	13,346,282	13,378,710
Advances from shareholder	2,000,000	2,000,000

Total current liabilities	45,250,944	24,714,642
Long term obligations	47,899,501	31,028,992
Deferred income tax liabilities	4,446,139	1,700,000
Other long term liabilities	3,390,995	2,763,051

Total noncurrent liabilities	55,736,635	35,492,043
Commitments and contingencies
Equity
Swisher Hygiene Inc. stockholders’ equity
Preferred stock, par value $0.001, authorized 10,000,000 shares; no shares issued or outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, par value $0.001, authorized 600,000,000 shares; 173,864,701 and 114,015,063 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	173,865	114,015
Additional paid-in capital	373,872,794	54,725,897
Accumulated deficit	(23,088,295)	(8,996,759)
Accumulated other comprehensive income	65,924	73,985

Total Swisher Hygiene Inc. stockholders’ equity	351,024,288	45,917,138
Non-controlling interest	—	110,439

Total equity	351,024,288	46,027,577

	$452,011,867	$106,234,262

See Notes to the Condensed Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue
Product	$43,424,055	$9,580,267	$86,827,789	$26,346,762
Service	23,347,357	4,341,867	56,468,375	13,142,945
Franchise	433,583	2,138,945	2,981,209	6,463,863

Total revenue	67,204,995	16,061,079	146,277,373	45,953,570

Costs and expenses
Cost of sales	25,817,824	6,107,686	53,116,139	16,870,196
Route expenses	14,618,918	3,511,409	34,892,302	9,859,640
Selling, general, and administrative	22,631,120	7,521,046	53,847,059	20,895,398
Acquisition and merger expenses	644,092	1,425,855	4,735,328	1,425,855
Depreciation and amortization	6,879,607	1,272,266	15,671,983	3,399,004

Total costs and expenses	70,591,561	19,838,262	162,262,811	52,450,093

Loss from operations	(3,386,566)	(3,777,183)	(15,985,438)	(6,496,523)

Other expense, net	(323,584)	(357,897)	(6,289,313)	(1,003,636)

Net loss before income taxes	(3,710,150)	(4,135,080)	(22,274,751)	(7,500,159)

Income tax expense (benefit)	46,384	—	(8,176,480)	—

Net loss	$(3,756,534)	$(4,135,080)	$(14,098,271)	$(7,500,159)

Loss per share
Basic and diluted	$(0.02)	$(0.07)	$(0.09)	$(0.13)

Weighted-average common shares used in the computation of loss per share
Basic and diluted	173,429,586	57,908,074	154,025,525	57,878,049

See Notes to the Condensed Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Swisher Hygiene Inc. Shareholders’ Equity	Non- controlling Interest	Total Equity
	Shares	Amount
Balance as of December 31, 2010	114,015,063	$114,015	$54,725,897	$(8,996,759)	$73,985	$45,917,138	$110,439	$46,027,577
Shares issued in connection with private placements	34,119,643	34,120	191,202,395			191,236,515		191,236,515
Shares issued in connection with the acquisition of Choice	8,281,920	8,282	48,772,244			48,780,526		48,780,526
Shares issued in connection with acquisitions	7,359,435	7,359	49,614,393			49,621,752		49,621,752
Shares issued in connection with and purchases of property and equipment and to settle liabilities	360,782	361	1,182,166			1,182,527		1,182,527
Shares issued for non-controlling interest	25,000	25	103,679	6,735		110,439	(110,439)	—
Conversion of promissory notes payable	3,497,858	3,498	22,030,282			22,033,780		22,033,780
Stock based compensation			2,881,227			2,881,227		2,881,227
Exercise of stock options and warrants	6,205,000	6,205	3,360,511			3,366,716		3,366,716
Foreign currency translation adjustment					(8,061)	(8,061)		(8,061)
Net loss before purchase of non-controlling interest				(14,098,271)		(14,098,271)		(14,098,271)

Balance as of September 30, 2011	173,864,701	$173,865	$373,872,794	$(23,088,295)	$65,924	$351,024,288	$—	$351,024,288

See Notes to the Condensed Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash used in operating activities
Net loss	$(14,098,271)	$(7,500,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,671,983	3,399,004
Stock based compensation	2,881,227	—
Loss on fair value measurements, net	4,766,900	—
Deferred income tax liabilities	(8,847,698)	—
Changes in working capital components:
Accounts receivable	(9,889,306)	(268,305)
Inventory	(3,665,025)	(730,566)
Other assets and noncurrent assets	(1,568,845)	(142,451)
Accounts payable, accrued expenses, and other liabilities	(2,099,871)	4,294,392

Cash used in operating activities	(16,848,906)	(948,085)

Cash used in investing activities
Purchases of property and equipment	(13,352,225)	(3,657,192)
Acquisitions, net of cash acquired and share issuance costs	(94,929,102)	(890,000)
Restricted cash	5,193,333	—

Cash used in investing activities	(103,087,994)	(4,547,192)

Cash provided by financing activities
Proceeds from private placements, net of issuance costs	191,334,372	—
Principal payments on acquired Choice debt	(39,219,160)	—
Proceeds from line of credit and equipment financing loans, net of issuance costs	41,571,527	—
Payoff of lines of credit	(27,841,024)	—
Principal payments on debt	(4,421,966)	(1,881,447)
Proceeds from exercise of stock options and warrants	3,366,716	—
Payment of shareholder advance	—	(800,000)
Proceeds from advances from shareholders	—	7,550,000

Cash provided by financing activities	164,790,465	4,868,553

Net increase (decrease) in cash and cash equivalents	44,853,565	(626,724)
Cash and cash equivalents at the beginning of the period	38,931,738	1,270,327

Cash and cash equivalents at the end of the period	$83,785,303	$643,603

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. The Company’s Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair presentation of their financial condition, results of operations, and cash flows for the periods presented. The information at December 31, 2010 in the Company’s Condensed Consolidated Balance Sheets included in this quarterly report was derived from the audited Consolidated Balance Sheet included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 31, 2011. The Company’s 2010 Annual Report on Form 10-K, together with the information included in such report, is referred to in this quarterly report as the “2010 Annual Report.” This quarterly report should be read in conjunction with the 2010 Annual Report.

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

Acquisition and merger expenses

Acquisition and merger expenses include costs directly related to the acquisition of two of our franchises and twenty independent businesses during the three months ended September 30, 2011 and the acquisition of nine of our franchises and forty-five independent businesses during the nine months ended September 30, 2011. Acquisition and merger expenses also include costs directly-related to the merger with CoolBrands International, Inc. (“CoolBrands”) as discussed in Note 1 of our 2010 Annual Report. These costs include third party due diligence, legal, accounting, and professional service expenses.

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

Business Combinations: In December 2010, the FASB issued new standards that clarify that if comparative financial statements are presented the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The standards are effective prospectively for material (either on an individual or aggregate basis) business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The Company has included the required disclosures in Note 3.

Newly Issued Accounting Pronouncements

Goodwill: In September 2011, the FASB issued new standards that allow an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. In addition an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. These standards are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early application is permitted. We are currently evaluating the effect of these standards on our Consolidated Financial Statements.

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

On March 1, 2011, in connection with the closing of the acquisition of Choice, the 12,262,500 Subscription Receipts were exchanged for 12,262,500 shares of our common stock. We agreed to use commercially reasonable efforts to file a resale registration statement with the SEC relating to the shares of common stock underlying the Subscription Receipts. If the registration statement was not filed or declared effective within specified time periods, or if the registration statement had ceased to be effective for a period of time exceeding certain grace periods, between the date such shares of common stock were issued and November 10, 2011, the initial subscribers of Subscription Receipts would have been entitled to receive an additional 0.1 share of common stock for each share of common stock underlying Subscription Receipts held by any such initial subscriber at the time such grace period lapsed. The Company filed a resale registration statement with the SEC relating to the 8,291,920 shares issued to the former shareholders of Choice and the 12,262,500 shares issued in connection with the private placement. The registration statement was effective as of the date of this filing.

Choice has been in business since 2004 and serves more than 150,000 residential and 7,500 commercial customers in the Southern and Central Florida regions through its 320 employees and over 150 collection vehicles by offering a complete range of solid waste and recycling collection, transportation, processing and disposal services. Choice operates nine hauling operations and three transfer and material recovery facilities.

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

Net identifiable assets acquired:
Cash and cash equivalents	$340,870
Receivables	6,095,801
Inventory	150,833
Property and equipment	29,618,377
Customer contracts	27,840,000
Non-compete agreements	2,880,000
Deferred income tax assets and other assets	2,234,452
Accounts payable and accrued expenses	(8,347,776)
Capital lease obligations	(3,523,615)
Deferred income tax liabilities	(11,593,837)

Total identifiable assets acquired	45,695,105
Goodwill	51,580,689

Total purchase price	97,275,794
Less: Debt assumed	(40,941,484)
Less: Issuance of shares	(48,780,526)

Cash paid (including prepayment penalty of $1,853,784)	$7,553,784

Other assets include approximately $721,000 of notes receivable from prior Choice shareholders. In addition, the Company’s Condensed Consolidated Financial Statements for the three months ended September 30, 2011 includes approximately $15,473,000 of revenue and $23,000 of net loss before income taxes related to Choice and for the nine months ended September 30, 2011 includes approximately $37,448,000 of revenue and $266,000 of net loss before income taxes related to Choice.

Other Acquisitions

We acquired two franchises and twenty independent businesses during the three months ended September 30, 2011 and nine franchises and forty-four independent businesses during the nine months ended September 30, 2011, excluding Choice. The Company acquired three franchises and two independent businesses during the three months ended September 30, 2010 and three franchises and three independent businesses during the nine months ended September 30, 2010. The following table summarizes the current estimated aggregate fair values of the assets acquired and liabilities assumed at the date of acquisition for these acquisitions made during the three and nine months ended September 30, 2011, excluding Choice:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Number of businesses acquired	22	5	53	6

Net tangible assets acquired
Accounts receivable and other assets	$4,082,401	$558,227	$10,254,204	$558,227
Inventory	4,273,651	198,350	8,998,788	198,350
Property and equipment	3,883,816	321,083	17,957,475	321,083
Accounts payable and accrued expenses	(4,684,380)	(1,312,385)	(11,823,352)	(1,312,385)

Total	7,555,488	(234,725)	25,388,115	(234,725)
Identifiable intangible assets:
Customer relationships	7,646,452	999,000	43,239,052	1,049,000
Non-compete agreements	2,557,000	380,000	7,498,200	405,000

Total	10,203,452	1,379,000	50,737,252	1,454,000
Goodwill	26,520,956	1,787,594	84,835,009	1,812,594
Aggregate purchase price	44,279,896	2,931,869	160,960,376	3,031,869
Less: Stock issued	5,567,519	—	49,694,069	—
Less: Contingent consideration	24,500	—	3,042,234	—
Less: Cash held back	800,000	—	1,300,000	—
Less: Notes issued or assumed	10,000,600	2,064,869	18,599,300	2,114,869

Cash paid on acquisitions	$27,887,277	$867,000	$88,324,773	$917,000

Contingent consideration includes (1) earn outs, which are based on the achievement of contractually negotiated levels of performance by certain of our acquired businesses and are payable at defined intervals through March 31, 2014 and (2) the performance of the Company’s stock price over a limited period from the date of the acquisition, typically less than 30 days.

See Note 16 for additional acquisitions subsequent to September 30, 2011.

Supplemental pro forma information

The results of operations of acquisitions since their respective acquisition dates are included in the Company’s Consolidated Financial Statements. The Company’s Consolidated Financial Statements include $49,578,000 of revenue and $3,310,000 of net income before income taxes for the three months ended September 30, 2011 and $93,135,770 of revenue and $2,303,832 of net income before income taxes for the nine months ended September 30, 2011 from the nine franchises and forty-five independent businesses, including Choice, acquired during the nine months ended September 30, 2011.

The following supplemental pro forma information presents the financial results as if all the acquisitions, including Choice, made during the nine months ended September 30, 2011 had occurred as of January 1, 2011 for the three and nine months ended September 30, 2011 and on January 1, 2010 for the three and nine months ended September 30, 2010. The 2010 supplemental pro forma information does not include adjustments for those acquisitions made during the year ended December 31, 2010.

Pro forma adjustments for the three months ended September 30, 2011 and 2010 primarily include adjustments to reflect additional depreciation and amortization of $148,000 and $2,459,000, respectively, related to the identifiable intangible assets recorded as part of the acquisition.

Pro forma adjustments for the nine months ended September 30, 2011 and 2010 primarily include adjustments to reflect additional depreciation and amortization of $3,717,000 and $6,450,000, respectively, related to the identifiable intangible assets recorded as part of the acquisition.

In addition, an adjustment was made for acquisition and merger expenses of $644,092 and $1,425,855 for the three months ended September 30, 2011 and 2010, respectively, and $4,735,328 and $1,425,855 for the nine months ended September 30, 2011 and 2010, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Pro forma revenue	$74,165,000	$66,808,000	$220,592,000	$184,377,000

Pro forma net loss	$(1,942,000)	$(2,788,000)	$(11,709,000)	$(7,249,000)

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

NOTE 4 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets have been recognized in connection with the acquisitions described in Note 3 and substantially all of the balance is expected to be fully deductible for income tax purposes, except for goodwill related to the acquisition of Choice, which was a stock acquisition. Changes in the carrying amount of goodwill and other intangibles for each of the Company’s segments during the nine months ended September 30, 2011 were as follows:

	Hygiene	Waste
Goodwill
Balance — December 31
Gross goodwill	$30,530,309	$—
Accumulated impairment losses	(870,000)	—

	$29,660,309	$—
Goodwill acquired	70,976,741	65,438,957
Foreign exchange translation	(83,168)	—

Balance — September 30
Gross goodwill	101,423,882	65,438,957
Accumulated impairment losses	(870,000)	—

	$100,553,882	$65,438,957

Customer Relationships and Contracts
Balance — December 31	$5,779,980	$—
Customers acquired	36,259,052	34,820,000
Amortization	(2,942,382)	(2,685,239)
Foreign exchange translation	(84,529)	—

Balance — September 30	$39,012,121	$32,134,761

Non-compete Agreements
Balance — December 31	$1,888,825	$—
Agreements	7,018,200	3,360,000
Amortization	(1,058,771)	(716,333)
Foreign exchange translation	(27,908)	—

Balance — September 30	$7,820,346	$2,643,667

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

In addition, on March 22, 2011, we entered into a series of arm’s length securities purchase agreements to sell 12,000,000 shares of our common stock at a price of $5.00 per share, for aggregate proceeds of $60,000,000 to certain funds of a global financial institution (the “Private Placement”). We intend to use the proceeds from the Private Placement to further our organic and acquisition growth strategy, as well as for working capital purposes. On March 23, 2011, we closed the Private Placement and issued 12,000,000 shares of our common stock. Pursuant to the securities purchase agreements, the shares of common stock issued in the Private Placement may not be transferred on or before June 24, 2011, without our consent. We agreed to use commercially reasonable efforts to file a resale registration statement with the SEC relating to the shares of common stock sold in the Private Placement. If the registration statement was not filed or declared effective within specified time periods the investors would have been, or if the registration statement ceases to remain effective for a period of time exceeding certain grace periods, the investors will be entitled to receive liquidated damages in cash equal to one percent of the original offering price for each share purchased in the private placement that at such time cannot be sold by the investor as a result of the registration statement not being effective. The Company filed a resale registration statement with the SEC relating to the 12,000,000 shares issued in the Private Placement. The registration statement was effective as of the date of this filing.

On April 15, 2011, we entered into a series of arm’s length securities purchase agreements to sell 9,857,143 shares of our common stock at a price of $7.70 per share, for aggregate proceeds of $75,900,000 to certain funds of a global financial institution. We completed this transaction on April 19, 2011 and intend to use the proceeds from this transaction to further our organic and acquisition growth strategy, as well as for working capital purposes. Pursuant to the securities purchase agreements, the Company agreed to use commercially reasonable efforts to file, after July 24, 2011 a resale registration statement with the SEC relating to the shares of common stock sold in the private placement. If the registration statement was not filed or declared effective within the specified time periods the investors would have been, or if the registration statement ceases to remain effective for a period of time exceeding certain grace periods, the investors will be, entitled to receive liquidated damages in cash equal to one percent of the original offering price for each share purchased in the private placement that at such time cannot be sold by the investor as a result of the registration statement not being effective. The Company filed a resale registration statement with the SEC relating to the 9,857,143 shares. The registration statement was effective as of the date of this filing.

Acquisitions and asset purchases

We issued a total of 7,359,435 shares of our common stock in connection with certain acquisitions of franchisees and businesses during the nine months ended September 30, 2011. In addition, during the nine months ended September 30, 2011, we issued 360,782 shares for purchases of property and equipment of $194,648 and to settle $987,879 of liabilities.

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

Convertible promissory note

During 2011, convertible promissory notes were converted into 3,497,858 shares of the Company’s common stock. See Note 6.

NOTE 6 — LONG TERM OBLIGATIONS

Debt consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Line of credit agreement dated March 2008. Interest is payable monthly at one month LIBOR plus 2.85% at December 31, 2010. Interest rate of 3.11% at December 31, 2010	$—	$9,946,932
Line of credit agreement dated June 2008. Interest is payable monthly at one month LIBOR plus 1.50% at December 31, 2010. Interest rate of 1.76% at December 31, 2010	—	15,000,000
Line of credit agreement dated March 2011 and matures in July 2013	24,835,195	—
Equipment financing borrowings under the August 2012 agreements	14,164,240	—
Acquisition notes payables	14,065,285	7,891,209
Capitalized lease obligations with related parties	3,355,925	—
Capitalized lease obligations	776,758	798,081
Convertible promissory notes:
6% Note due September 30, 2011	—	5,000,000
4% Notes at various dates through August 2016	4,048,380	5,771,480

	61,245,783	44,407,702
Short term obligations	(13,346,282)	(13,378,710)

Long term obligations	$47,899,501	$31,028,992

Revolving Credit Facilities

In March 2011, we entered into a $100 million senior secured revolving credit facility (the “credit facility”). Borrowings under the credit facility are secured by a first priority lien on substantially all of our existing and hereafter acquired assets, including $25 million of cash on borrowings in excess of $75 million. Furthermore, borrowings under the facility are guaranteed by all of our domestic subsidiaries and secured by substantially all the assets and stock of our domestic subsidiaries and substantially all of the stock of our foreign subsidiaries. Interest on borrowings under the credit facility will typically accrue at London Interbank Offered Rate (“LIBOR”) plus 2.5% to 4.0%, depending on the ratio of senior debt to (“Adjusted EBITDA”) (as such term is defined in the credit facility, which includes specified adjustments and allowances authorized by the lender). For the three months ended September 30, 2011 interest accrued based on LIBOR plus 2.5%. We also have the option to request swingline loans and borrowings using a base rate. Interest is payable monthly or quarterly on all outstanding borrowings. The credit facility matures in July 2013.

Borrowings and availability under the credit facility are subject to compliance with financial covenants, including achieving specified consolidated Adjusted EBITDA levels and maintaining leverage and coverage ratios and a minimum liquidity requirement. The consolidated EBITDA covenant, the leverage and coverage ratios, and the minimum liquidity requirements should not be considered indicative of the Company’s expectations regarding future performance. The credit facility also places restrictions on our ability to incur additional indebtedness, make certain acquisitions, create liens or other encumbrances, sell or otherwise dispose of assets, and merge or consolidate with other entities or enter into a change of control transaction. In August 2011, the Company entered into an amendment that modifies the covenants, including an increase in permitted indebtedness to $40.0 million. Failure to achieve or maintain the financial covenants in the credit facility or failure to comply with one or more of the operational covenants could adversely affect our ability to borrow monies and could result in a default under the credit facility. The credit facility is subject to other standard default provisions. We have met all the required covenants under the credit facility as of September 30, 2011.

The credit facility replaces our prior $25 million aggregated credit facilities, which are discussed in the 2010 Annual Report.

In August 2011, the Company entered into an agreement, which provides financing up to $16.4 million for new and used trucks, carts, compactors, and containers for our Waste segment. The financing will consist of one or more fixed rate loans that have a term of five years. The interest rate for borrowings under this facility will be determined at the time each such borrowing and will be based on a spread over the five year U.S. swap rate. The commitment letter expires in February 2012 with a renewal option of six months, if approved. During the three months ended September 30, 2011, borrowings of $8.9 million were made at and average interest rate of 3.55%.

Separately in August 2011, the Company entered into an agreement to finance new and replacement vehicles for its fleet that allows for one or more fixed rate loans totaling in the aggregate, no more than $18.6 million. The commitment, which expires in June 2012, is secured by Waste segment’s vehicles and containers. The interest rate for borrowings under this facility will be determined at the time of each such borrowing and will be based on a spread above the U.S swap rate for the applicable term, either four or five years. Borrowings under this loan commitment are subject to the same financial convents as the above credit facility. During the three months ended September 30, 2011, borrowings of $5.3 million were made at an average interest rate of 4.47%.

In addition, in August 2011, the Company obtained an additional line of credit of $25 million for new and replacement vehicles for its fleet and obtained a commitment letter to finance information technology and related equipment not to exceed $2.5 million. The interest rate and term for each fixed rate loan will be determined at the time of each such borrowing and will be based on a spread over the U.S. swap rate for the applicable term. The commitment expires in August 2014. During the three months ended September 30, 2011, the Company has not made any borrowings under these agreements.

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

Convertible notes

Conversions during 2011

In February 2011, a 6% convertible promissory note of $5,000,000 due on September 30, 2011 issued as part of total consideration paid for an acquisition was fully converted into 1,312,864 of the Company’s common shares. Since the convertible note was issued as part of a business combination, the note was recorded at fair value of $6,429,720 on the date of issuance including $5,182,500 recorded as a current liability and $1,247,220 recorded as Additional paid-in capital reflecting the promissory note’s beneficial conversion feature. As of December 31, 2010, the net carrying amount of this promissory note was $6,385,720 ($6,247,220 principal and conversion feature and $138,500 unamortized premium).

During 2011, 4% convertible promissory notes of $10,471,480 that were issued in 2010 and 2011 as part of total consideration paid for acquisitions were fully converted into 2,184,994 of the Company’s common shares at conversion rates of between $3.88 and $5.68 and $800,000 of cash was paid to settle the remaining principal and interest.

Outstanding at September 30, 2011

The Company issued the following 4% convertible promissory notes that were still outstanding at September 30, 2011 as part of total consideration paid for acquisitions during 2011:

•

A convertible promissory note of $1,400,000 due on December 31, 2011 that is convertible into a maximum of 412,444 shares of the Company’s common stock (“Common Stock”) at a fixed conversion rate of $5.58. The holder may convert the principal and interest shares of Common Stock at any time following both (i) conditional approval by the Toronto Stock Exchange (“TSX”) of the listing of the shares of Common Stock issuable upon conversion of each note and (ii) the date that the Company’s Registration Statement on Form S-1 for the resale of Common Stock is declared effective by the SEC but not later than the maturity date of each note. The Company may deliver at any time prior to and including the maturity date any portion of the outstanding principal and accrued interest in a combination of cash and shares of Common Stock, which is listed on the TSX and available for immediate resale pursuant to a registration statement on Form S-1, contingent on such registration statement and any post-effective amendments thereto being effective at the time the Common Stock is delivered. To the extent Common Stock is part of such consideration, the conversion price at which the outstanding principal and accrued interest subject to conversion will be converted to Common Stock will be the lesser of the TSX price the day prior maturity or $5.58. The Company records this note at fair value and therefore adjusts the carrying value to fair value at each subsequent reporting period.

•

A convertible promissory note of $595,000 maturing on December 31, 2011 and a convertible promissory note of $1,560,000 maturing on December 31, 2013 with monthly cash payments of $58,447 beginning in October 2011. These notes are convertible into a maximum of 514,965 shares of Common Stock. The holder may convert the principal and interest into Common Stock at any time, but not later than the maturity date at a fixed conversion rate of $4.77 and $5.00, respectively. In addition, the Company may deliver at any time prior to and including the maturity date all the outstanding principal and accrued interest in shares of Common Stock, which is listed on the NASDAQ Stock Market LLC (“NASDAQ”) and available for immediate resale pursuant to a registration statement on Form S-1, contingent on such registration statement and any post-effective amendments thereto being effective at the time the Common Stock is delivered. The conversion price at which the principal and accrued interest subject to conversion will be converted to Common Stock will be the lesser of (i) the volume weighted average price for the five trading days on NASDAQ immediately prior to the date of conversion, and (ii) and the fixed conversion rate; provided, however, that the closing price per share of Common Stock as reported on NASDAQ on the trading day immediately preceding the date of conversion is not less than $3.00 or $5.00, respectively. The Company records this note at fair value and therefore adjusts the carrying value to fair value at each subsequent reporting period.

•

Convertible promissory notes with an aggregate principal amount of $3,886,500 and have aggregate quarterly payments of $437,781 and are due at various dates between August 2012 and August 2016. The Company may deliver at any time prior to and including the maturity date all the outstanding principal and accrued interest in a combination of cash and shares of the Common Stock, which is listed on NASDAQ or the TSX and available for immediate resale pursuant to a registration statement on Form S-1, contingent on such registration statement and any post-effective amendments thereto being effective at the time the Common Stock is delivered. To the extent Common Stock is part of such consideration, the conversion price at which the outstanding principal and accrued interest subject to conversion will be converted to Common Stock will be at the most recent U.S. dollar closing price of Common Stock on NASDAQ on the trading day prior to the date of conversion. These notes are convertible only at the Company’s election into a maximum of 976,626 shares of Common Stock and are not required to be accounted for at fair value in periods subsequent to their initial recording.

•

A convertible promissory note of $1,810,000 due on December 31, 2012 with monthly cash payments of $109,693 beginning in August 2011. The note may be converted by the holder at the conversion rate of $5.00 or a maximum of 362,000 shares of Common Stock at any time until the maturity date. The note was recorded at a fair value of $1,845,000 on the date of issuance and $1,810,000 was recorded as a liability and $35,000 recorded as Additional paid-in capital reflecting the convertible promissory note’s beneficial conversion feature. This note is not required to be subsequently accounted for at fair value in periods subsequent to its initial recording.

If all the above outstanding convertible promissory notes would be converted on September 30, 2011, we would issue 1,976,480 shares of Common Stock.

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

The fair value of the convertible promissory notes are based primarily on a Black-Scholes pricing model. The significant management assumptions and estimates used in determining the fair value include the expected term and volatility of our common stock. The expected volatility was based on an analysis of industry peer’s historical stock price over the term of the notes as we currently do not have sufficient history of our own stock volatility, which was estimated at approximately 25%. Subsequent changes in the fair value of these instruments are recorded in Other expense, net on the Condensed Consolidated Statements of Operations. Future movement in the market price of our stock could significantly change the fair value of these instruments and impact our earnings.

The convertible promissory notes that are convertible into a variable number of the Company’s shares issued during 2010 and 2011 are Level 3 financial instruments since they are not traded on an active market and there are unobservable inputs, such as expected volatility used to determine the fair value of these instruments.

In addition, during 2011, we issued an earn out that is to be settled in shares within one year from the date of acquisition or once the acquired business’s revenue achieves an agreed upon level. The number of shares that could be issued varies based on the achievement of agreed upon revenue metrics.

The following table is a reconciliation of changes in fair value of these liabilities that have been classified as Level 3 in the fair value hierarchy:

Balance as of December 31, 2010	$5,771,480
Issuance of convertible promissory notes	8,323,700
Net losses included in earnings	1,961,100

Balance as of March 31, 2011	16,056,280

Issuance of earn out to be settled in shares	574,000
Settlement/conversion of convertible promissory notes	(15,933,480)
Net losses included in earnings	3,554,900

Balance as of June 30, 2011	$4,251,700
Issuance of convertible promissory notes	2,362,900
Settlement/conversion of convertible promissory notes	(1,865,300)
Net gains included in earnings	(749,100)
Balance as of September 30, 2011	$4,000,200

The amount of gains for the three and nine months ended September 30, 2011 included in earnings attributable to the change in gains or losses relating to liabilities still held as of September 30, 2011	$375,300

Financial Instruments

The Company’s financial instruments, which may expose the Company to concentrations of credit risk, include cash and cash equivalents, account receivables, accounts payable, and debt. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. The carrying amounts of cash and the current portion of accounts receivable and accounts payable approximate fair value due to the short maturity of these instruments. The fair value of the Company’s debt is estimated based on the current borrowing rates available to the Company for bank loans with similar terms and maturities, and approximates the carrying value of these liabilities. In addition, certain convertible promissory notes are recorded at fair value at each reporting period date.

NOTE 8 — INVENTORY

Inventory is comprised of the following components at September 30, 2011 and December 30, 2010:

	September 30, 2011	December 31, 2010
Finished goods	$12,297,614	$2,968,076
Raw materials	3,542,115	—

	$15,839,729	$2,968,076

NOTE 9 — OTHER EXPENSE, NET

Other expense, net consists of the following for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest expense	$(933,901)	$(371,093)	$(1,644,121)	$(1,053,513)
Net gain / (loss) on debt related fair value measurements	590,100	—	(4,925,900)	—
Interest income	126,296	13,196	223,320	49,877
Foreign currency (loss) / gain	(106,079)	—	57,388	—

	$(323,584)	$(357,897)	$(6,289,313)	$(1,003,636)

NOTE 10 — COMPREHENSIVE LOSS

Comprehensive loss consists of the following for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(3,710,150)	$(4,135,080)	$(14,098,271)	$(7,500,159)
Foreign currency translation	(8,654)	—	(8,061)	—

Comprehensive loss	$(3,718,804)	$(4,135,080)	$(14,106,332)	$(7,500,159)

NOTE 11 — SUPPLEMENTAL CASH FLOW INFORMATION

The following table includes supplemental cash flow information, including noncash investing and financing activity for the nine months ended September 30, 2011 and 2010.

	2011	2010
Cash received for interest	$133,736	$49,876

Cash paid for interest	$980,754	$673,133

NOTE 12 — LOSS PER SHARE

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The following were not included in the computation of diluted net loss per share for the three months ended September 30, 2011 and 2010 as their inclusion would be antidilutive:

•	Stock options and restricted units to purchase 6,336,200 shares of common stock.

•	Convertible promissory notes that if-converted would result in 1,976,480 shares of common stock.

The following were not included in the computation of diluted net loss per share for the nine months ended September 30, 2011 and 2010 as their inclusion would be antidilutive:

•	Warrants to purchase 5,500,000 shares of common stock at $0.50 per share were outstanding and expire in November 2011. These were exercised in May 2011.

•	Stock options and restricted units to purchase 6,336,200 shares of common stock.

•	Convertible promissory notes that if-converted would result in 1,976,480 shares of common stock.

NOTE 13 — INCOME TAXES

As a result of the merger with CoolBrands on November 2, 2010, as discussed in Note 1 in the 2010 Annual Report, the Company converted from a corporation taxed under the provisions of Subchapter S of the Internal Revenue Code to a tax-paying entity and accounts for income taxes under the asset and liability method. For the three and nine months ended September 30, 2011, the Company has recorded an estimate for income taxes based on the Company’s taxable operating results for the year ending December 31, 2011 and an effective income tax rate of 26.1%. Certain estimates, such as the Company’s projected operating results and the treatment of gains and losses on debt related fair value measurements used in calculating the effective tax rate were revised during the three months ended September 30, 2011, which resulted in the Company recording $46,384 of income tax expense and $8,176,480 of income tax benefit for the three and nine months ended September 30, 2011.

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

The following table presents financial information for each of the Company’s reportable segments.

	Hygiene	Waste	Consolidated
Three Months Ended September 30, 2011
Revenue	$49,037,037	$18,167,958	$67,204,995
Depreciation and amortization	3,785,132	3,094,475	6,879,607
Income (loss) from operations	(3,655,806)	269,240	(3,386,566)
Interest expense and other, net	(237,964)	(85,620)	(323,584)
Net income (loss) before income taxes	(3,893,770)	183,620	(3,710,150)
Capital expenditures	$4,293,620	$1,687,545	$5,981,165

Nine Months Ended September 30, 2011
Revenue	$104,634,012	$41,643,361	146,277,373
Depreciation and amortization	8,960,711	6,711,272	15,671,983
Income (loss) from operations	(16,152,692)	167,254	(15,985,438)
Interest expense and other, net	(6,109,846)	(179,467)	(6,289,313)
Net income (loss) before income taxes	(22,262,538)	12,213	(22,274,751)
Capital expenditures, including non-cash of $194,648	$11,539,164	$2,089,942	$13,629,106

Total assets as of September 30, 2011	$307,980,202	$144,031,665	$452,011,867

NOTE 15 — COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

In connection with a distribution agreement entered into in December 2010, the Company provided a guarantee that the distributor’s operating cash flows associated with the agreement would not fall below certain agreed-to minimums, subject to certain pre-defined conditions, over the ten year term of the distribution agreement. If the distributor’s annual operating cash flow does fall below the agreed-to annual minimums, the Company will reimburse the distributor for any such short fall up to a pre-designated amount. No value was assigned to the fair value of the guarantee at September 30, 2011 and December 31, 2010 based on a probability assessment of the projected cash flows. Management currently does not believe that it is probable that any amounts will be paid under this agreement and thus there is no amount accrued for the guarantee in the Condensed Consolidated Financial Statements. This liability would be considered a Level 3 financial instrument given the unobservable inputs used in the projected cash flow model. See Note 7 for the fair value hierarchy.

NOTE 16 — SUBSEQUENT EVENTS

Subsequent to September 30, 2011, the Company acquired several businesses. While the terms, price, and conditions of each of these acquisitions were negotiated individually, consideration to the sellers typically consists of a combination of cash, our common stock, and issuance of debt. Aggregate consideration paid for these acquired businesses was approximately $12.4 million consisting of approximately $8.0 million in cash, 81,419 shares of our common stock, and issuance of promissory notes that may be converted into 1,026,875 shares of our common stock subject to certain customary restrictions, including acceptance by the Toronto Stock Exchange.

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

Prospectively, we intend to grow in both existing and new geographic markets through a combination of organic and acquisition growth. However, we will continue to focus our investments towards those opportunities which will most benefit our core businesses, which currently are: chemical, facility services, linen rental and supply, and waste collection services. Our revenue outlook for 2011 is expected to exceed $220 million, with current annualized run-rate revenue in excess of $320 million. Run-rate revenue is defined as October 2011 estimated revenue annualized plus the annualized revenue impact of acquisitions since October 2011.

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

For the nine months ended September 30, 2011, there were no changes in the methodology for computing critical accounting estimates and no material changes to the important assumptions underlying the critical accounting estimates.

Segments

On March 1, 2011, we completed our acquisition of Choice Environmental Services, Inc. (“Choice”), a Florida based company that provides a complete range of solid waste and recycling collection, transportation, processing and disposal services. As a result of the acquisition of Choice, we now have two segments (1) Hygiene and (2) Waste. The Company’s hygiene segment primarily provides commercial hygiene services and products throughout much of the United States, and additionally operates a worldwide franchise and license system to provide the same products and services in markets where Company owned operations do not exist. The Company’s waste segment primarily consists of the operations of Choice and acquisitions of solid waste collection businesses. Prior to the acquisition of Choice, the Company managed, allocated resources, and reported in one segment, Hygiene. See Note 14 in the Notes to the Condensed Consolidated Financial Statements. The results of operations for the three and nine months ended September 30, 2011 have been presented in the Company’s segments.

Acquisition and merger expenses

Acquisition and merger expenses include costs directly-related to the acquisition of two of our franchises and twenty independent businesses during the three months ended September 30, 2011 and the acquisition of nine of our franchises and forty-five independent businesses during the nine months ended September 30, 2011. Acquisition and merger expenses also include costs directly-related to the merger with CoolBrands International, Inc. (“CoolBrands”) as discussed in Note 1 of our 2010 Annual Report. These costs include third party due diligence, legal, accounting and professional service expenses.

Adoption of Newly Issued Accounting Pronouncements

Revenue Recognition: In October 2009, the Financial Accounting Standards Board (“FASB”) issued new standards for multiple-deliverable revenue arrangements. These new standards affect the determination of when individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. In addition, these new standards modify the manner in which the transaction consideration is allocated across separately identified deliverables, eliminate the use of the residual value method of allocating arrangement consideration and require expanded disclosure. These new standards will become effective for multiple-element arrangements entered into or materially modified on or after January 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. We adopted these standards for multiple-element arrangements entered into or materially modified on or after January 1, 2011. The adoption of this accounting standard did not have a material impact on our Condensed Consolidated Financial Statements.

Goodwill: In December 2010, the FASB issued new standards defining when step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts should be performed and modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For reporting units with zero or negative carrying amounts an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The standards are effective for fiscal years and interim periods within those years, beginning December 15, 2010 and were effective for the Company on January 1, 2011. The adoption of this accounting standard did not have a material impact on our Condensed Consolidated Financial Statements.

Business Combinations: In December 2010, the FASB issued new standards that clarify that if comparative financial statements are presented the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The standards are effective prospectively for material (either on an individual or aggregate basis) business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. We have included the required disclosures in Note 3 to the Condensed Consolidated Financial Statements.

Newly Issued Accounting Pronouncements

Goodwill: In September 2011, the FASB issued new standards that allow an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. In addition an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. These standards are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early application is permitted. We are currently evaluating the effect of these standards on our Consolidated Financial Statements.

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

RESULTS OF OPERATIONS — THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

We acquired two franchises and twenty independent businesses during the three months ended September 30, 2011 and nine franchises and forty-five independent businesses during the nine months ended September 30, 2011. The term “Hygiene Acquisitions” refers to the two franchises and twenty independent hygiene and chemical businesses acquired during the three months ended September 30, 2011 or the nine franchises and forty-two independent hygiene and chemical businesses acquired during the nine months ended September 30, 2011. The waste segment includes Choice, acquired in March 2011, and two additional acquisitions of solid waste and collection companies during the three months ended June 30, 2011. We refer to these acquisitions as “Waste Acquisitions.” The term “Acquisitions” refers to both the Hygiene Acquisitions and Waste Acquisitions during the respective periods.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Total revenue and the revenue derived from each revenue type by segment for the three months ended September 30, 2011 and 2010 is as follows:

	2011	% of Total Revenue	2010	% of Total Revenue
Revenue
Hygiene products and services
Chemical	$27,919,241	41.6%	$4,728,506	29.4%
Chemical wholesale	6,218,107	9.3	—	—
Hygiene services	6,884,109	10.2	4,341,867	27.0
Paper and supplies	4,362,765	6.5	3,135,244	19.5
Rental and other	3,219,232	4.8	1,716,517	10.7

Total hygiene product and services	48,603,454	72.4	13,922,134	86.7
Waste
Services	16,463,248	24.5	—	—
Products	1,704,710	2.5	—	—

Total products and service	66,771,412	99.4	13,922,134	86.7
Hygiene franchise	433,583	0.6	2,138,945	13.3

Total revenue	$67,204,995	100.0%	$16,061,079	100.0%

Consolidated revenue increased $51,143,916 or 318% to $67,204,995 for the three months ended September 30, 2011 as compared to the same period in 2010. This increase includes $18,167,958 related to Waste Acquisitions and an increase of $30,219,484 from Hygiene Acquisitions, which is offset by a $1,837,000 loss in franchise revenue earned during the three months ended September 30, 2011 related to Hygiene Acquisitions. Excluding the impact of Acquisitions, consolidated revenue increased $4,593,474 or 28.6% to $20,654,553 for the three months ended September 30, 2011.

Hygiene products and services revenue increased $34,681,320 or 249% during the three months ended September 30, 2011 as compared to the same period in 2010. This increase includes $30,219,484 related to Hygiene Acquisitions. Excluding the impact from Hygiene Acquisitions, hygiene products and services revenue increased $4,461,836 or 32.0% to $18,383,970.

Since 2010, our overall revenue mix has shifted towards our core chemical product and service revenue from our legacy hygiene business. Factors that contribute to this trend include: (i) our acquisition efforts have been heavily focused at chemical product and service companies as we have rounded out our North American operating footprint; (ii) we have placed particular emphasis on the development of our core markets including our chemical offering, particularly as it relates to ware washing and laundry solutions and a lesser focus on our legacy hygiene service offerings; and (iii) we continue to aggressively managed customer profitability terminating less favorable arrangements.

Hygiene franchise revenue decreased $1,705,362 for the three months ended September 30, 2011 as compared to the same period in 2010, which includes a decrease of $1,837,000 from the acquisition of our franchises during the period. Reacquiring certain of our franchisees during the period result in less hygiene franchise revenue, which is offset by an increase in hygiene product and service revenue from the remaining franchises and international licenses. Excluding the impact from Hygiene Acquisitions, hygiene franchise revenue increased $131,638 or 6.1% primary due to additional product revenue under our Master License Agreements during the three months ended September 30, 2011 as compared to the same period in the 2010.

Cost of Sales

Hygiene cost of sales consists primarily of paper, air freshener, chemical and other consumable products sold to our customers, franchisees and international licensees. Waste costs of sales include costs related to the disposal of collections and cost of recycled paper purchases. Cost of sales for the three months ended September 30, 2011 and 2010 are as follows:

	2011	%(1)	2010	%(1)
Hygiene
Company owned operations	$16,189,230	38.2%	$4,772,207	34.3%
Chemical wholesale	4,116,118	66.2	—	—
Franchisee product sales	187,288	90.9	1,335,479	93.0
Waste	5,325,188	29.3	—	—

Total cost of sales	$25,817,824	38.4%	$6,107,686	43.9%

(1)	Represents cost as a percentage of the respective segment’s product and service line revenue.

Consolidated cost of sales for the three months ended September 30, 2011 increased $19,710,138 or 323% to $25,817,824 as compared to the same period in 2010. This increase includes $5,325,188 related to Waste Acquisitions and $13,392,230 from Hygiene Acquisitions in the three months ended September 30, 2011 as compared to the same period of 2010. Included in the increase from Hygiene Acquisitions is $4,116,118 of cost of sales related to chemical wholesale revenue. Excluding the impact from Acquisitions, consolidated cost of sales increased $992,720 or 16.2% to $7,100,406 for the three months ended September 30, 2011 as compared to the same period in 2010.

Hygiene company owned operations cost of sales for the three months ended September 30, 2011 increased $11,417,023 or 239% to $16,189,230 as compared to the same period in 2010 and includes $9,276,112 related to Hygiene Acquisitions. Excluding the impact of Hygiene Acquisitions, cost of sales for company owned operations increased $2,140,911 or 44.8% to $6,913,118, or 37.6% of related revenue for the three months ended September 30, 2011 as compared to 34.3% for the same period in 2010. During the three months ended September 30, 2011, the increase of $2,140,911 consisted of an increase of $546,860 or 11.5% related to the change in our revenue mix as our revenue mix has shifted toward higher cost chemical product revenue, an increase of $1,317,942 or 27.7% due to the current periods higher product revenue volume, and a $276,109 or 5.8% increase resulting from increased cost of products.

Hygiene cost of sales to franchisees for the three months ended September 30, 2011 decreased $1,148,191 or 86.0% to $187,288 as compared to the same period in 2010, which includes a decrease of $1,213,628 from the acquisition of our franchises during the period. We charge franchises a percentage of our costs, and, therefore, we earn a lower margin on product revenue to franchises. Excluding the impact of Hygiene Acquisitions, cost of goods sold increased $65,437 during the three months ended September 30, 2011 as compared to the same period in 2010.

Route Expenses

Route expenses consist primarily of the costs incurred by the Company for the delivery of products and providing services to customers. The details of route expenses for the three months ended September 30, 2011 and 2010 are as follows:

	2011	%(1)	2010	%(1)
Hygiene
Compensation	$6,382,711	15.1%	$2,451,906	17.6%
Vehicle and other	2,300,054	5.4	1,059,503	7.6
Waste	5,936,153	32.7	—	—

Total route expenses	$14,618,918	24.1%	$3,511,409	25.2%

(1)	Represents cost as a percentage of Products and Services revenue, excluding chemical wholesale revenue, for the respective operating segment. Chemical wholesale revenue is excluded as it does not have associated route expenses.

Consolidated route expenses for the three months ended September 30, 2011 increased $11,107,509 or 316% to $14,618,918 improving to 24.1% of hygiene product and service revenue, excluding chemical wholesale, as compared to 25.2% for the same period in 2010. This increase includes $5,936,153 related to Waste Acquisitions and $4,718,836 related to Hygiene Acquisitions. Excluding the impact of Acquisitions, route expenses increased $452,520 or 12.9% to $3,963,929 or 21.6% of related revenue for the three months ended September 30, 2011 as compared to 25.2% for the same period in 2010, primarily due to route consolidation and optimization initiatives combined with a higher revenue base. The increase of $452,520 consists primarily of $253,644 or 7.2% in compensation and $198,876 or 5.7% in vehicle and other route expenses. These increases are primarily the result of headcount and vehicles added as part of a distribution agreement entered into in December 2010.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses consist primarily of the costs incurred for:

•	Regional, branch office, and field management support costs that are related to field operations. These costs include compensation, occupancy expense, and other general and administrative expenses.

•	Sales expenses, which include: marketing expenses; compensation and commission for branch field sales representative; and corporate account and distribution sales personal.

•

Corporate office expenses that are related to general support services, which include executive management compensation and related costs, as well as costs for information technology, human resources, accounting, purchasing and other support functions.

The details of selling, general, and administrative expenses for the three months ended September 30, 2011 and 2010 are as follows:

	2011	%(1)	2010	%(1)
Hygiene
Compensation	$14,197,153	29.0%	$5,164,960	32.2%
Occupancy	1,569,146	3.2	825,666	5.1
Other	3,300,650	6.7	1,530,420	9.5
Waste	3,564,169	19.6	—	—

Total selling, general, and administration expenses	$22,631,120	33.7%	$7,521,046	46.8%

(1)	Represents cost as a percentage of revenue for the respective segment.

Consolidated selling, general, and administrative expenses for the three months ended September 30, 2011 increased $15,110,074 or 201% to $22,631,120 as compared to the same period of 2010. This increase includes $3,564,169 related to Waste Acquisitions and $8,707,893 related to Hygiene Acquisitions. Excluding the impact of Acquisitions, selling, general, and administrative expenses increased $2,838,012 or 37.7%.

Hygiene compensation for the three months ended September 30, 2011 increased $9,032,193 or 175% to $14,197,153 as compared to the same period of 2010 and includes an increase of $6,326,534 related to Hygiene Acquisitions. Excluding the impact of Acquisitions, hygiene compensation expense for the three months ended September 30, 2011 as compared to the same period in 2010 increased $2,705,659 or 36.0% to $7,870,619. This increase was primarily the result of an increase of approximately $1,030,000 related to our expansion of our corporate, field and distribution sales organizations to accelerate the growth in our core chemical program and an increase of $1,675,659 of salaries and other costs largely associated with our transition from a private company to a public company, which includes $1,016,788 for stock based compensation.

Occupancy expenses for the three months ended September 30, 2011 increased $743,480 or 90.0% to $1,569,146 as compared to the same period of 2010, which includes an increase of $819,369 related to Hygiene Acquisitions. Excluding the impact of these acquisitions, occupancy expenses for three months ended September 30, 2011, as compared to the same period of 2010, decreased $75,889 or 9.2%.

Other expenses for three months ended September 30, 2011 increased $1,770,230 or 116% to $3,300,650 as compared to the same period in 2010 and includes an increase of $1,561,990 related to Hygiene Acquisitions. Excluding the impact of Hygiene Acquisitions, other expenses for the three months ended September 30, 2011 as compared to the same period of 2010, increased $208,240 or 13.6% to $1,738,660. This increase was primarily due to the expansion of our business and costs related to being a public company, which includes an increase of $113,000 for professional expenses and an increase of $95,240 for marketing, travel, and insurance expenses.

Acquisition and merger expenses

Acquisition and merger expenses decreased $781,763 or 54.8% to $644,092 for the three months ended September 30, 2011 as compared to $1,425,855 during the same period of 2010. The decrease in acquisition and merger costs is primarily due to lower costs of $980,594 related to the merger with CoolBrands, offset by an increase in costs of $198,831 directly related to the acquisition of our two franchisees and twenty independent companies during the three months ended September 30, 2011 as compared to costs directly related to acquisitions in the same period in 2010. These costs include costs for third party due diligence, legal, accounting, and professional service expenses.

Depreciation and amortization

Depreciation and amortization consists of depreciation of property and equipment and the amortization of intangible assets. Depreciation and amortization for the three months ended September 30, 2011 increased $5,607,341 or 441% to $6,879,607 as compared to $1,272,266 during the same period of 2010. This increase includes $4,970,475 attributed to Acquisitions.

The increase in depreciation and amortization attributed to Acquisitions is primarily the result of amortization for acquired other intangible assets including customer relationships and non-compete agreements obtained in connection with these acquisitions. The remaining increase is primarily related to depreciation on capital expenditures of $14,955,983 made since September 30, 2010.

Other expense, net

Other expense, net for the three months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,
	2011	2010
Interest income	$126,296	$13,196
Interest expense	(933,901)	(371,093)
Net gain on debt related fair value measurements	590,100	—
Foreign currency loss	(106,079)	—

Total other expense, net	$(323,584)	$(357,897)

Interest expense represents interest on borrowings under our credit facilities, equipment financing loans, notes incurred in connection with acquisitions, including convertible promissory notes, advances from shareholders, and the purchase of equipment and software. Interest expense for the three months ended September 30, 2011 increased $562,808 or 152% to $933,901 as compared to the same period of 2010. This increase is primarily due to interest on additional borrowings of $14,053,000 on our lines of credit and equipment financing loans, and approximately $6,174,000 of additional notes payable from acquisitions, including convertible promissory notes, during the three months ended September 30, 2011 as compared to the same period in 2010.

For the three months ended September 30, 2011, the net gain on debt related fair value measurements is related to the required adjustment each reporting period for the fair value of the convertible promissory notes. The fair value of these convertible promissory notes is impacted by the market price of our stock. See Note 7 of the Condensed Consolidated Financial Statements.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Revenue

Total revenue and the revenue derived from each revenue type by segment for the nine months ended September 30, 2011 and 2010 is as follows:

	2011	% of Total Revenue	2010	% of Total Revenue
Revenue
Hygiene products and services
Chemical	$57,351,717	39.2%	$12,705,752	27.6%
Chemical wholesale	6,218,107	4.3	—	—
Hygiene services	18,870,559	12.9	13,142,945	28.6
Paper and supplies	12,360,577	8.5	9,150,729	19.9
Rental and other	6,851,843	4.6	4,490,281	9.8

Total hygiene product and services	101,652,803	69.5	39,489,707	85.9
Waste
Services	37,597,816	25.7	—	—
Products	4,045,545	2.8	—	—

Total products and service	143,296,164	98.0	39,489,707	85.9
Hygiene franchise	2,981,209	2.0	6,463,863	14.1

Total revenue	$146,277,373	100.0%	$45,953,570	100.0%

Consolidated revenue increased $100,323,803 or 218% to $146,277,373 for the nine months ended September 30, 2011 as compared to the same period in 2010. This increase includes $41,643,361 related to Waste Acquisitions and an increase of $52,166,833 from Hygiene Acquisitions, which is offset by a $3,623,339 loss in franchise revenue earned during the nine months ended September 30, 2011 related to Hygiene Acquisitions. Excluding the impact of Acquisitions, consolidated revenue increased $10,136,948 or 22.1% to $56,090,518 for the nine months ended September 30, 2011.

Hygiene products and services revenue increased $62,163,096 or 157% during the nine months ended September 30, 2011 as compared to the same period in 2010. This increase includes $52,166,833 related to Hygiene Acquisitions. Excluding the impact from Hygiene Acquisitions, hygiene products and services revenue increased $9,996,263 or 25.3% to $49,485,970.

Since 2010, our overall revenue mix has continued to shift towards our core chemical product and service revenue from our legacy hygiene business. Factors have contributed to this trend include: (i) our acquisition efforts have been heavily focused at chemical product and service companies as we have rounded out our North American operating footprint: (ii) we have placed particular emphasis on the development of our core markets including our chemical offering, particularly as it relates to ware washing and laundry solutions and a lesser focus on our legacy hygiene service offerings; and (iii) we continue to aggressively managed customer profitability terminating less favorable arrangements.

Hygiene franchise revenue decreased $3,482,654 or 53.9% for the nine months ended September 30, 2011 as compared to the same periods in 2010. This decrease includes $3,623,339 from Hygiene Acquisitions for the nine months ended September 30, 2011 as compared to the comparable period in 2010. Reacquiring certain of our franchisees during the period result in less revenue from franchisee revenue, which is offset by an increase in hygiene product and service revenue from the remaining franchisees and international licensees. Excluding the impact from Hygiene Acquisitions, hygiene franchise revenue increased $140,685 during the nine months ended September 30, 2011 as compared to the same period in 2010.

Cost of Sales

Cost of sales for the nine months ended September 30, 2011 and 2010 are as follows:

	2011	%(1)	2010	%(1)
Hygiene
Company owned operations	$34,767,873	36.4%	$12,963,597	32.8%
Chemical wholesale	4,116,118	66.2	—	—
Franchisee product sales	1,780,830	81.3	3,906,599	92.2
Waste	12,451,318	29.9	—	—

Total cost of sales	$53,116,139	36.3%	$16,870,196	42.7%

(1)	Represents cost as a percentage of the respective segment’s product and service line revenue.

Consolidated cost of sales for the nine months ended September 30, 2011 increased $36,245,943 or 215% to $53,116,139 as compared to the same period in 2010. This increase includes $12,451,318 related to Waste Acquisitions and $21,090,320 from Hygiene Acquisitions in the nine months ended September 30, 2011 as compared to the same period of 2010. Included in the increase from Hygiene Acquisitions is $4,116,118 of costs sales related to chemical wholesale revenue. Excluding the impact from Acquisitions, consolidated cost of sales increased $2,704,305 or 16.0 % to $19,574,501 for the nine months ended September 30, 2011 as compared to the same period in 2010.

Hygiene company owned operations cost of sales for the nine months ended September 30, 2011 increased $21,804,276 or 168% to $34,767,873 as compared to the same period in 2010 and includes $16,974,202 related to Hygiene Acquisitions. Excluding the impact of Hygiene Acquisitions, cost of sales for company owned operations increased $4,830,074 or 37.3% to $17,793,671 or 36.0% of related revenue for the nine months ended September 30, 2011 as compared to 32.8% for the same period in 2010. During the nine months ended September 30, 2011, the increase of $4,830,074 consisted of an increase of $1,791,318 or 13.8% related to the change in our revenue mix as our revenue mix has shifted toward higher cost chemical product revenue, an increase of $3,161,579 or 24.4% due to the current periods higher product revenue volume, offset by a decrease of $122,823 or 0.9% related to reduced cost of products.

Hygiene cost of sales to franchisees for the nine months ended September 30, 2011 decreased $2,125,769 or 54.4% to $1,780,830 as compared to the same period in 2010 in part due to Hygiene Acquisitions. We charge franchises a percentage of our costs, and, therefore, we earn a lower margin on product revenue to franchises. Excluding the effect of Hygiene Acquisitions, cost of goods sold increased $286,231 during the nine months ended September 30, 2011 as compared to the same period in 2010.

Route expenses

The details of route expenses for the nine months ended September 30, 2011 and 2010 are as follows:

	2011	%(1)	2010	%(1)
Hygiene
Compensation	$15,618,899	16.4%	$6,979,410	17.7%
Vehicle and other	5,583,413	5.9	2,880,230	7.3
Waste	13,689,990	32.9	—	—

Total route expenses	$34,892,302	25.5%	$9,859,640	25.0%

(1)	Represents cost as a percentage of Products and Services revenue, excluding chemical wholesale revenue, for the respective operating segment. Chemical wholesale revenue is excluded as it does not have associated route expenses.

Consolidated route expenses for the nine months ended September 30, 2011 increased $25,032,662 or 254% to $34,892,302 and 25.5% of hygiene product and service revenue, excluding chemical wholesale, as compared to 25.0% for the same period in 2010. This increase includes $13,689,990 related to Waste Acquisitions and $9,066,511 related to Hygiene Acquisitions. Excluding the impact of Acquisitions, route expenses increased $2,276,161 or 23.1% to $12,135,801 or 24.5% of related revenue for the nine months ended September 30, 2011 as compared to 25.0% for the same period in 2010, primarily due to route consolidation and optimization initiatives combined with a higher revenue base. The increase of $2,276,161 consisted primarily of $1,356,243 or 13.8% in compensation and $919,918 or 9.3% in vehicle and other route expenses. These increases are primarily the result of headcount and vehicles added as part of a distribution agreement entered into in December 2010.

Selling, general, and administrative

The details of selling, general, and administrative expenses nine months ended September 30, 2011 and 2010 are as follows:

	2011	%(1)	2010	%(1)
Hygiene
Compensation	$32,528,432	31.1%	$14,625,279	31.8%
Occupancy	3,679,846	3.5	2,435,527	5.3
Other	9,015,254	8.6	3,834,592	8.3
Waste	8,623,527	20.7	—	—

Total selling, general, and administration expenses	$53,847,059	36.8%	$20,895,398	45.5%

(1)	Represents cost as a percentage of revenue for the respective segment.

Consolidated selling, general, and administrative expenses for the nine months ended September 30, 2011 increased $32,951,661 or 158% as compared to the same period of 2010. This increase includes $8,623,527 related to Waste Acquisitions and $14,100,095 related to Hygiene Acquisitions. Excluding the impact of Acquisitions, selling, general, and administrative expenses increased $10,228,039 or 48.9% to $31,123,437.

Hygiene compensation for the nine months ended September 30, 2011 increased $17,903,153 or 122% to $32,528,432 as compared to the same period of 2010 and includes an increase of $9,811,906 related to Hygiene Acquisitions. Excluding the impact of Hygiene Acquisitions, hygiene compensation expense for the nine months ended September 30, 2011 as compared to the same period in 2010 increased $8,091,247 or 55.3% to $22,716,526. This increase was primarily the result of an increase of approximately $4,711,000 in costs and expenses related to our expansion of our corporate, field and distribution sales organizations to accelerate the growth in the our core chemical program, and an increase of approximately $3,380,247 of salaries and other costs largely associated with our transition from a private company to a public company, which includes $2,348,427 for stock based compensation.

Occupancy expenses for the nine months ended September 30, 2011 increased $1,244,319 or 51.1% to $3,679,846 as compared to the same period of 2010, which includes an increase of $1,209,162 related to Hygiene Acquisitions. Excluding the impact of these acquisitions, occupancy expenses for nine months ended September 30, 2011, as compared to the same period of 2010, increased $35,157 or 1.4%.

Other expenses for nine months ended September 30, 2011 increased $5,180,662 or 135% to $9,015,254 as compared to the same period in 2010 and includes an increase of $3,079,027 for Hygiene Acquisitions. Excluding the impact of these acquisitions, other expenses for the nine months ended September 30, 2011 as compared to the same period of 2010, increased $2,101,635 or 54.8% to $5,936,227. This increase was primarily due to the expansion of our business and includes an increase of $1,406,394 for professional fees of associated with being a public company and $695,241 for marketing, insurance, and travel costs.

Acquisition and merger expenses

Acquisition and merger expenses increased $3,309,473 or 232% to $4,735,328 for the nine months ended September 30, 2011 as compared to $1,425,855 during the same period of 2010. The increase in acquisition and merger expenses is primarily due to an increase in costs of $2,345,709 directly-related to the acquisition of our nine franchisees and forty-five independent companies during the nine months ended September 30, 2011 and an increase of $963,764 related to the merger with CoolBrands during the nine months ended September 30, 2011 as compared to the same period in 2010. These costs include costs for third party due diligence, legal, accounting and professional service expenses.

Depreciation and amortization

Depreciation and amortization for the nine months ended September 30, 2011 increased $12,272,979 or 361% to $15,671,983 as compared to $3,399,004 during the same period of 2010. This increase includes $10,160,916 attributed to Acquisitions.

The increase in depreciation and amortization attributed to Acquisitions is primarily the result of amortization for acquired other intangible assets including customer relationships and non-compete agreements obtained in connection with these acquisitions. The remaining increase is primarily related to depreciation on capital expenditures of $14,955,983 made since September 30, 2010.

Other expense, net

Other expense, net for the nine months ended September 30, 2011 and 2010 are as follows:

	Nine Months Ended September 30,
	2011	2010
Interest income	$223,320	$49,877
Interest expense	(1,644,121)	(1,053,513)
Net loss on debt related fair value measurements	(4,925,900)	—
Foreign currency gain	57,388	—

Total other expense, net	$(6,289,313)	$(1,003,636)

Interest expense represents interest on borrowings under our credit facilities, equipment financing loans, notes incurred in connection with acquisitions including convertible promissory notes, advances from shareholders, and the purchase of equipment and software. Interest expense for the nine months ended September 30, 2011 increased $590,608 or 56.1% to $1,644,121 as compared to the same period of 2010. This increase is primarily due to interest on additional borrowings of $14,053,000 on our lines of credit and equipment financing loans, and approximately $6,174,000 of additional notes payable from acquisitions, including convertible promissory notes, during the nine months ended September 30, 2011 as compared to the same period in 2010.

For the nine months ended September 30, 2011, the net loss on debt related fair value measurements is related to the required adjustment each reporting period for the fair value of the convertible promissory notes. The fair value of these convertible promissory notes is impacted by the market price of our stock. See Note 7 of the Condensed Consolidated Financial Statements.

Cash Flow Summary

The following table summarizes cash flows for the nine months ended September 30, 2011 and 2010:

	2011	2010
Net cash used in operating activities	$(16,848,906)	$(948,085)
Net cash used in investing activities	(103,087,994)	(4,547,192)
Net cash provided by financing activities	164,790,465	4,868,553

Net increase (decrease) in cash and cash equivalents	$44,853,565	$(626,724)

Operating Activities

For the nine months ended September 30, 2011, net cash used in operating activities increased $15,900,821 to $16,848,906, compared with net cash used in operating activities of $948,085 for the same period of 2010. The increase includes $6,598,112 of increased losses, including an increase in $3,309,473 of acquisition and merger expenses, offset by non-cash items of $11,073,408, and changes in working capital of $20,376,117, primarily related to increased balances of accounts receivable, inventory and accounts payables due to the continued growth of our business.

Investing Activities

For the nine months ended September 30, 2011, net cash used in investing activities increased $98,540,802 to $103,087,994 compared with net cash used in investing activities of $4,547,192 for the same period of 2010. This increase is due to an increase in cash paid, net of issuance costs and cash acquired, for acquisitions of $94,039,102, an increase in capital expenditures of $9,695,033, offset by the release of restrictions on certain cash balances of $5,193,333.

Financing Activities

For the nine months ended September 30, 2011, cash provided by financing activities increased $159,921,912 to $164,790,465, compared with net cash provided by financing activities of $4,868,553 during the same period in 2010. Net cash provided from financing activities consists primarily of: (i) cash received from private placements; (ii) principal payments of debt, including debt assumed in the acquisition of Choice; (iii) net borrowing under credit facilities and equipment financing loans; (iv) proceeds from stock option and warrant exercises; and (v) proceeds from advances and distributions to shareholders.

During the nine months ended September 30, 2011, we received $191,334,372, net of issuance costs, from the issuance of 34,119,643 shares of our common stock; we repaid $39,219,160 of debt assumed in the acquisition of Choice; received net cash of $13,730,503 from our credit facilities and equipment financing loans; we received $3,366,716 from the exercise of stock options and warrants; our principal payments on debt increased by $2,540,519; and our net proceeds and payment of shareholder advances decreased by $6,750,000 as compared to the same period in 2010.

Liquidity and Capital Resources

We fund the development and growth of our business with cash generated from operations, shareholder advances, bank credit facilities, the sale of equity, third party financing for acquisitions, and capital leases for equipment.

Revolving credit facilities

In March 2011, we entered into a $100 million senior secured revolving credit facility (the “credit facility”). Borrowings under the credit facility are secured by a first priority lien on substantially all of our existing and hereafter acquired assets, including $25 million of cash on borrowings in excess of $75 million. Furthermore, borrowings under the facility are guaranteed by all of our domestic subsidiaries and secured by substantially all the assets and stock of our domestic subsidiaries and substantially all of the stock of our foreign subsidiaries. Interest on borrowings under the credit facility will typically accrue at London Interbank Offered Rate (“LIBOR”) plus 2.5% to 4.0%, depending on the ratio of senior debt to (“Adjusted EBITDA”) (as such term is defined in the credit facility, which includes specified adjustments and allowances authorized by the lender). For the three months ended September 30, 2011, interest accrued based on LIBOR plus 2.5%. We also have the option to request swingline loans and borrowings using a base rate. Interest is payable monthly or quarterly on all outstanding borrowings. The credit facility matures in July 2013.

Borrowings and availability under the credit facility are subject to compliance with financial covenants, including achieving specified consolidated Adjusted EBITDA levels and maintaining leverage and coverage ratios and a minimum liquidity requirement. The consolidated Adjusted EBITDA covenant, the leverage and coverage ratios, and the minimum liquidity requirements should not be considered indicative of our expectations regarding future performance. The credit facility also places restrictions on our ability to incur additional indebtedness, make certain acquisitions, create liens or other encumbrances, sell or otherwise dispose of assets, and merge or consolidate with other entities or enter into a change of control transaction. In August 2011, we entered into an amendment that modified the covenants, including an increase in permitted indebtedness to $40.0 million. Failure to achieve or maintain the financial covenants in the credit facility or failure to comply with one or more of the operational covenants could adversely affect our ability to borrow monies and could result in a default under the credit facility. The credit facility is subject to other standard default provisions. We were in compliance with such covenants as of September 30, 2011.

The credit facility replaces our prior $25 million aggregated credit facilities, which are discussed in the 2010 Annual Report.

In August 2011, the Company entered into an agreement, which provides financing up to $16.4 million for new and used trucks, carts, compactors, and containers for our Waste segment. The financing will consist of one or more fixed rate loans that have a term of five years. The interest rate for borrowings under this facility will be determined at the time of each such borrowing and will be based on a spread over the five year U.S. swap rate. The commitment letter expires in February 2012 with a renewal option of six months, if approved. During the three months ended September 30, 2011, borrowings of $8.9 million were made at an average interest rate of 3.55%.

Separately in August 2011, we entered into an agreement to finance new and replacement vehicles for its fleet that allows for one or more fixed rate loans totaling in the aggregate, no more than $18.6 million. The commitment, which expires in June 2012, is secured by Waste segment’s vehicles and containers. The interest rate for borrowings under this facility will be determined at the time of the loan and will be based on a spread above the U.S swap rate for the applicable term, either four or five years. Borrowings under this loan commitment are subject to the same financial convents as the above credit facility. During the three months ended September 30, 2011, borrowings of $5.3 million were made at an average interest rate of 4.47%.

In addition, in August 2011, we obtained an additional line of credit of $25 million for new and replacement vehicles for its fleet and obtained a commitment letter to finance information technology and related equipment not to exceed $2.5 million. The interest rate and term for each fixed rate loan will be determined at the time of each such borrowing and will be based on a spread over the U.S. swap rate for the applicable term. The commitment expires in August 2014. During the three months ended September 30, 2011, we have not made any borrowings under these agreements.

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

On March 1, 2011, we closed the acquisition of Choice and issued 8,281,920 shares of our common stock to the former shareholders of Choice for which we received cash of $56,253,791, net of issuance costs and assumed $40,941,484 of debt, of which $39,219,160 was paid down with proceeds from the private placement of the Subscription Receipts.

In connection with the closing of acquisition of Choice, the 12,262,500 Subscription Receipts were exchanged for 12,262,500 shares of our common stock. We agreed to use commercially reasonable efforts to file a resale registration statement with the SEC relating to the shares of common stock underlying the Subscription Receipts. If the registration statement was not filed or declared effective within specified time periods, or if the registration statement had ceased to be effective for a period of time exceeding certain grace periods between the date such shares of common stock were issued and November 10, 2011, the initial subscribers of Subscription Receipts would have been entitled to receive an additional 0.1 share of common stock for each share of common stock underlying Subscription Receipts held by any such initial subscriber at the time such grace period lapsed. The Company filed a resale registration statement with the SEC relating to the 8,281,920 shares issued to the former shareholders of Choice and the 12,262,500 shares issued in connection with the private placement. The registration statement was effective as of the date of this filing.

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

On March 23, 2011, we closed the Private Placement and issued 12,000,000 shares of our common stock. Pursuant to the securities purchase agreements, the shares of common stock issued in the Private Placement may not be transferred on or before June 24, 2011 without our consent. We agreed to use our commercially reasonable efforts to file a resale registration statement with the SEC relating to the shares of common stock sold in the Private Placement. If the registration statement was not filed or declared effective within specified time periods the investors would have been, or if the registration statement ceases to remain effective for a period of time exceeding certain grace periods, the investors will be entitled to receive liquidated damages in cash equal to one percent of the original offering price for each share purchased in the private placement that at such time cannot be sold by the investor as a result of the registration statement not being effective. The Company filed a resale registration statement with the SEC relating to the 12,000,000 shares issued in the private placement. The registration statement was effective as of the date of this filing.

On April 15, 2011, we entered into a series of arm’s length securities purchase agreements to sell 9,857,143 shares of our common stock at a price of $7.70 per share, for aggregate proceeds of $75,900,000 to certain funds of a global financial institution. We completed this transaction on April 19, 2011 and we intend to use the proceeds from this transaction to further our organic and acquisition growth strategy, as well as for working capital purposes. Pursuant to the securities purchase agreements, we agreed to use commercially reasonable efforts to file, after July 24, 2011, a resale registration statement with the SEC relating to the shares of common stock sold in the private placement. If the registration statement was not filed or declared effective within the specified time periods the investors would have been, or if the registration statement ceases to remain effective for a period of time exceeding certain grace periods, the investors will be, entitled to receive liquidated damages in cash equal to one percent of the original offering price for each share purchased in the private placement that at such time cannot be sold by the investor as a result of the registration statement not being effective. The Company filed a resale registration statement with the SEC relating to the 9,857,143 shares. The registration statement was effective as of the date of this filing.

Acquisitions

During the three month period ended September 30, 2011, we paid cash of $27.9 million for acquisitions. During the nine month period ended September 30, 2011, we paid cash of $95.3 million for acquisitions, which $7.2 million was for the acquisition of Choice. In addition subsequent to September 30, 2011, we acquired several businesses. While the terms, price, and conditions of each of these acquisitions were negotiated individually, consideration to the sellers typically consists of a combination of cash, our common stock, and debt issued. Aggregate consideration paid for these acquired businesses was approximately $12.4 million consisting of approximately $8.0 million in cash, 81,419 shares of our common stock, and issuance of promissory notes that may be converted into 1,026,875 shares of our common stock subject to certain customary restrictions, including acceptance by the Toronto Stock Exchange.

Cash Requirements

Our cash requirements for the next twelve months consist primarily of: (i) capital expenditures associated with dispensing equipment, dish machines and other items in service at customer locations, equipment, vehicles, and software; (ii) financing for acquisitions; (iii) working capital; and (iv) payment of principal and interest on borrowings under our credit facility, equipment financing borrowings, debt obligations and convertible promissory notes issued or assumed in connection with acquisitions, and other notes payable for equipment and software.

As a result of the Private Placements discussed above our cash and cash equivalents increased by $192,153,791 and were $83,785,303 at September 30, 2011. We expect that our cash on hand and the cash flow provided by operating activities will be sufficient to fund working capital, general corporate needs and planned capital expenditure for the next twelve months. However, there is no assurance that these sources of liquidity will be sufficient to fund our internal growth initiatives or the investments and acquisition activities that we may wish to pursue. If we pursue significant internal growth initiatives or if we wish to acquire additional businesses in transactions that include cash payments as part of the purchase price, we may pursue additional debt or equity sources to finance such transactions and activities, depending on market conditions.

Income Taxes

As a result of the merger with CoolBrands in November 2010, as discussed in Note 1 in the in the 2010 Annual Report, the Company converted from a corporation taxed under the provisions of Subchapter S of the Internal Revenue Code to a tax-paying entity and accounts for income taxes under the asset and liability method. Therefore, for the nine months ended September 30, 2011, the Company has recorded an estimate for income taxes based on the Company’s taxable operating results for the year ending December 31, 2011 and an effective income tax rate of 26.1%. Certain estimates, such as the Company’s projected operating results and the treatment of gains and losses on debt related fair value measurements used in calculating the effective tax rate were revised during the three months ended September 30, 2011, which resulted in the Company recording $46,384 of income tax expense and $8,176,480 of income tax benefit for the three and nine months ended September 30, 2011.The amount of income tax expense or benefit to be recorded in future periods is based on our estimate of the full year’s net income, which we cannot predict with certainty.

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

In connection with a distribution agreement entered into in December 2010, we provided a guarantee that the distributor’s operating cash flows associated with the agreement would not fall below certain agreed-to minimums, subject to certain pre-defined conditions, over the ten year term of the distribution agreement. If the distributor’s annual operating cash flow does fall below the agreed-to annual minimums, we will reimburse the distributor for any such short fall up to a pre-designated amount. No value was assigned to the fair value of the guarantee at September 30, 2011 and December 31, 2010 based on a probability assessment of the projected cash flows. Management currently does not believe that it is probable that any amounts will be paid under this agreement and thus there is no amount accrued for the guarantee in the Condensed Consolidated Financial Statements.

Adjusted EBITDA

In addition to net income determined in accordance with GAAP, we use certain non-GAAP measures, such as “Adjusted EBITDA”, in assessing our operating performance. We believe the non-GAAP measure serves as an appropriate measure to be used in evaluating the performance of our business. We define Adjusted EBITDA as net loss excluding the impact of income taxes, depreciation and amortization expense, interest expense and income, foreign currency gain, net gain/loss on debt related fair value measurements, stock based compensation, and third party costs directly related to merger and acquisitions. We present Adjusted EBITDA because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of our results. Management uses this non-GAAP financial measure frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods and gives a better indication of our core operating performance. We include this non-GAAP financial measure in our earnings announcement and guidance in order to provide transparency to our investors and enable investors to better compare our operating performance with the operating performance of our competitors. Adjusted EBITDA should not be considered in isolation from, and is not intended to represent an alternative measure of, operating results or of cash flows from operating activities, as determined in accordance with GAAP. Additionally, our definition of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

Under SEC rules, we are required to provide a reconciliation of non-GAAP measures to the most directly comparable GAAP measures. Accordingly, the following is a reconciliation of Adjusted EBITDA to our net losses for the three and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(3,756,534)	$(4,135,080)	$(14,098,271)	$(7,500,159)
Income tax expense (benefit)	46,384	—	(8,176,480)	—
Depreciation and amortization expense	6,879,607	1,272,266	15,671,983	3,399,004
Interest expense, net	807,605	357,897	1,420,801	1,003,636
Foreign currency (gain)/loss	106,079	—	(57,388)	—
Net gain/loss on debt related fair value measurements	(590,100)	—	4,925,900	—
Stock based compensation	1,118,788	—	2,881,227	—
Acquisition and merger expenses	644,092	1,425,855	4,735,328	1,425,855

Adjusted EBITDA	$5,255,921	$(1,079,062)	$7,303,100	$(1,671,664)

FORWARD-LOOKING STATEMENTS

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Form 10-Q, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Form 10-Q or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by applicable law. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include the following:

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

•	Future changes in laws or renewed enforcement of laws regulating the flow of solid waste in interstate commerce could adversely affect our results of operations and financial condition;

•	If our products are improperly manufactured, packaged, or labeled or become adulterated, those items may need to be recalled;

•	Changes in the types or variety of our service offerings could affect our financial performance;

•	We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business;

•	If we are unable to protect our information and telecommunication systems against disruptions or failures, our operations could be disrupted;

•	Insurance policies may not cover all operating risks and a casualty loss beyond the limits of our coverage could adversely impact our business;

•	Our current size and growth strategy could cause our revenue and operating results to fluctuate more than some of our larger, more established competitors or other public companies;

•	Certain stockholders may exert significant influence over corporate action requiring stockholder approval; and

•	Provisions of Delaware law and our organizational documents may delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders.

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

ITEM 4. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, as updated in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, which could materially affect our business, financial condition, or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We issued the following shares of common stock during the quarter ended September 30, 2011:

(a)	On July 22, 2011, in connection with the acquisition of GLC Linen, LLC, the Company issued a convertible promissory note, which may be converted into a maximum of 201,925 shares of our common stock to GLC Linen, LLC;

(b)	On August 12, 2011, in connection with the acquisition of certain assets of North Texas Hygiene, Inc., the Company issued a convertible promissory note, which may be converted into a maximum of 362,000 shares of our common stock to North Texas Hygiene, Inc.;

(c)	On August 16, 2011, in connection with the acquisition of certain assets of Washing Systems, LLC, the Company issued a convertible promissory note, which may be converted into a maximum of 150,000 shares of our common stock to Washing Systems, LLC.;

(d)	On August 16, 2011, in connection with the acquisition of GJB Services, Inc., the Company issued a convertible promissory note, which may be converted into a maximum of 73,438 shares of our common stock to GJB Services, Inc.;

(e)	On August 26, 2011, in connection with the acquisition of certain assets of Professional Service & Supply, Inc., the Company issued a convertible promissory note which may be converted into a maximum of 101,625 shares of our common stock to Professional Service & Supply, Inc.;

(f)	On August 30, 2011, in connection with the acquisition of Kitter Corporation, the Company issued a convertible promissory note which may be converted into a maximum of 237,500 shares of our common stock to Kitter Corporation;

(g)	On August 30, 2011, in connection with the acquisition of Sanico Mat Rentals, LLC, the Company issued a convertible promissory note which may be converted into a maximum of 101,563 shares of our common stock to Sanico Mat Rentals, LLC;

(h)	On September 1, 2011, in connection with the acquisition of certain assets of Evergreen Hygiene Company, the Company issued a convertible promissory note which may be converted into a maximum of 313,040 shares of our common stock to Evergreen Hygiene Company;

(i)	On September 12, 2011, in connection with the acquisition of Go! Hospitality Services, LLC, the Company issued a convertible promissory note which may be converted into a maximum of 181,250 shares of our common stock to Go! Hospitality Services, LLC;

(j)	On September 23, 2011, in connection with the acquisition of certain assets of LTD of Wisconsin, Inc., dba Midwest Alchemist, the Company issued a convertible promissory note which may be converted into a maximum of 56,250 shares of our common stock to LTD of Wisconsin, Inc. dba Midwest Alchemist; and

(k)	On September 27, 2011, in connection with the acquisition of certain assets of Try-Chem Services, LLC, the Company issued a convertible promissory note which may be converted into a maximum of 75,000 shares of our common stock to Try-Chem Services, LLC.

The issuance of the securities described in paragraphs (a) through (k) above were exempt from the registration requirements of the Securities Act afforded by Section 4(2) thereof and Regulation D promulgated thereunder, which exception Swisher Hygiene believes is available because the securities were not offered pursuant to a general solicitation and such issuances were otherwise made in compliance with the requirements of Regulation D and Rule 506. The securities issued in these transactions are restricted and may not be resold except pursuant to an effective registration statement filed under the Securities Act or pursuant to a valid exemption from the registration requirements of the Securities Act.

ITEM 6. EXHIBITS.

Exhibit Number	Description

10.1	First Amendment to Credit Agreement and Pledge and Security Agreement, dated August 12, 2011, by and between Swisher Hygiene Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 18, 2011).

10.2	General Electric Capital Corporation Loan Commitment Letter, dated August 12, 2011 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2011).

10.3	Master Loan and Security Agreement, dated August 12, 2011, by and between General Electric Capital Corporation and Choice Environmental Services, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2011).

10.4	Amendment to Master Loan and Security Agreement, dated August 12, 2011, by and between General Electric Capital Corporation and Choice Environmental Services, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2011).

10.5	Wells Fargo Equipment Finance, Inc. Loan Commitment Letter dated August 12, 2011 (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2011).

10.6	Master Loan and Security Agreement dated August 12, 2011, by and between Wells Fargo Equipment Finance, Inc. and Choice Environmental Services, Inc. (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2011).

10.7	Automotive Rental, Inc. Vehicle Lease Financing Proposal, dated August 12, 2011 (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2011).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**

101.LAB	XBRL Taxonomy Extension Label Linkbase.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase.**

*	Furnished herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWISHER HYGIENE INC. (Registrant)

Dated: November 14, 2011
	By:	/s/ STEVEN R. BERRARD
Steven R. Berrard
President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ MICHAEL J. KIPP
Michael J. Kipp
Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: November 14, 2011

SWISHER HYGIENE INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.