Form 10-Q/A
period 2011-03-31
Swisher Hygiene Inc.
filed 2013-02-20
CIK 1504747

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _____________.

001-35067
Commission File Number

SWISHER HYGIENE INC.
(Exact Name Of Registrant as Specified in Its Charter)

Delaware	27-3819646
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

4725 Piedmont Row Drive, Suite 400
Charlotte, North Carolina	28210
(Address of Principal Executive Offices)	(Zip Code)

(704) 364-7707
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☐    No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Check one:

Larger Accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☑	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐    No☑

Number of shares outstanding of each of the registrant's classes of Common Stock at May 13, 2011: 165,902,082 shares of Common Stock, $0.001 par value per share.

SWISHER HYGIENE INC.

FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

EXPLANATORY NOTE

Swisher Hygiene Inc. (the "Company" or "Swisher") is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A for the three months ended March 31, 2011 (the "Amended 10-Q") to reflect adjustments to previously reported financial information, as discussed in Note 2, "Restatement of Condensed Consolidated Financial Statements" to the accompanying Notes to Condensed Consolidated Financial Statements. The adjustments reflect changes to the previously reported information identified as a result of the audit process conducted by our independent registered public accounting firm, the independent Audit Committee review, senior management's evaluation of the prior accounting for the related findings and concerns raised by a former employee, and certain other matters. For the reader's convenience, we refer to these collectively as the "Audit and Review Process." As part of the Audit and Review Process, additional adjustments to the Prior Financial Information, including adjustments to the financial information in this Amended 10-Q were identified. We refer to the adjustments identified in the Audit and Review Process as the "Restatement Adjustments." The term Restatement Adjustments refers to adjustments to correct errors in the Company's prior accounting and an adjustment to reflect the impact of a change in accounting estimate resulting from the Company's reassessment of the remaining useful lives of its property and equipment. In summary, the Restatement Adjustments have resulted in the following changes to the previously reported financial information as of March 31, 2011 and for the three month period then ended:

	As Reported	Restatement Adjustments	As Restated
	(In thousands except per share amounts)
Total assets	$306,420	$2,936	$309,356

Total liabilities	$90,588	$5,406	$95,994

Total stockholders' equity	$215,832	$(2,470)	$213,362

Revenue	$27,396	$(111)	$27,285

Net loss	$(3,215)	$(2,783)	$(5,998)

Loss per share	$(0.03)	$(0.02)	$(0.05)

Audit Committee Review and Restatements

On March 21, 2012, Swisher's Board of Directors (the "Board") determined that the Company's previously issued interim financial statements for the quarterly periods ended June 30, 2011 and September 30, 2011, and the other financial information in the Company's quarterly reports on Form 10-Q for the periods then ended should no longer be relied upon.  Subsequently, on March 27, 2012, the Audit Committee concluded that the Company's previously issued interim financial statements for the quarterly period ended March 31, 2011 should no longer be relied upon. The Board and Audit Committee made these determinations  in connection with the Audit Committee's then ongoing review into certain accounting matters.  We refer to the interim financial statements and the other financial information described above as the "Prior Financial Information."

The Audit Committee initiated its review after an informal inquiry by the Company and its independent auditor regarding a former employee's concerns with the application of certain accounting policies. The Company first initiated the informal inquiry by requesting that both the Audit Committee and the Company’s independent auditor look into the matters raised by the former employee. Following this informal inquiry, the Company’s senior management and its independent auditor advised the Chairman of the Company’s Audit Committee regarding the matters. Subsequently, the Audit Committee determined that an independent review of the matters presented by the former employee should be conducted.  During the course of its independent review, and due in part to the significant number of acquisitions made by the Company, the Audit Committee determined that it would be in the best interest of the Company and its stockholders to review the accounting entries relating to each of the 63 acquisitions made by the Company during the year ended December 31, 2011.

i

On May 17, 2012, Swisher announced that the Audit Committee had substantially completed the investigative portion of its internal review. In connection with substantial completion of its internal review, the Audit Committee recommended to the Board that the Company's Chief Financial Officer and two additional senior accounting personnel be separated from the Company as a result of their conduct in connection with the preparation of the Prior Financial Information.  Following this recommendation, the Board determined that these three accounting personnel be separated from the Company, effective immediately.  In making these employment determinations, the Board did not identify any conduct by these employees intended for or resulting in any personal benefit.

On May 17, 2012, the Company further announced that it had commenced a search process for a new Chief Financial Officer and that Steven Berrard, then the Company’s President and Chief Executive Officer, would also serve as the Company’s interim Chief Financial Officer.

NASDAQ and TSX Matters

On April 11, 2012, the Company notified the NASDAQ Stock Market LLC ("NASDAQ") that the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 would be delayed beyond the April 16, 2012 extended due date. On April 11, 2012, the Company received a letter from NASDAQ indicating that the Company was not in compliance with the filing requirements for continued listing under NASDAQ Listing Rule 5250(c)(1) as a result of the Company's notification to NASDAQ that the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 would be delayed beyond the April 16, 2012 extended due date.

On May 15, 2012, the Company notified NASDAQ that the filing of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2012 would not be timely filed.

Subsequently, on May 15, 2012, the Company received a letter from NASDAQ indicating that the Company was not in compliance with the filing requirements for continued listing under NASDAQ Listing Rule 5250(c)(1) as a result of the Company's notification to NASDAQ that (1) the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 would be delayed beyond the April 16, 2012 extended due date and (2) the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2012 would be delayed beyond the May 21, 2012 extended due date.

In accordance with the April 11, 2012 and May 15, 2012 letters from NASDAQ, the Company submitted a plan to regain compliance with NASDAQ's filing requirements for continued listing on June 11, 2012. NASDAQ accepted the Company's plan of compliance, pursuant to which the Company agreed to file the late reports no later than July 30, 2012.

On July 25, 2012, the Company notified NASDAQ that the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2012 would be delayed beyond the July 30, 2012 extended due date and requested an extension to file the late reports until September 26, 2012.

On July 30, 2012, the Company received a letter from NASDAQ indicating that NASDAQ granted the Company's request for an extension to file the late reports until September 26, 2012.

On August 15, 2012, the Company received notification regarding the Company's additional non-compliance with NASDAQ Listing Rule 5250(c)(1) due to the Company's failure to timely file the Quarterly Report on Form 10-Q for the period ended June 30, 2012 with the Securities and Exchange Commission (the "SEC").

On August 30, 2012, the Company notified NASDAQ of the Company's plan to file the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2012 and the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2012 by the existing extension date of September 26, 2012.

On September 20, 2012, the Company notified NASDAQ that the Company's Annual Report on Form 10-K for the year ended December 31, 2011 and the Form 10-Qs for the quarterly periods ended March 31, 2012 and June 30, 2012 would not be filed with the SEC by September 26, 2012, which was the extended deadline for the filings previously granted to the Company by NASDAQ. As a result of this notification, on September 21, 2012, the Company received a letter from NASDAQ advising that it remained non-compliant with the requirements for continued listing under NASDAQ Listing Rule 5250(c)(1) due to the Company's failure to timely file the late filings. The letter further indicated that the Company's common stock was subject to delisting from NASDAQ unless it requested a hearing before a NASDAQ Listing Qualifications Panel (the "Panel") within seven calendar days of receipt of the letter.

On September 28, 2012, the Company requested a hearing before the Panel to review the Company's plan to regain compliance.

On November 7, 2012, the Company presented its plan to regain compliance before the Panel.

On November 16, 2012, the Company received notification regarding the Company's additional non-compliance with NASDAQ Listing Rule 5250(c)(1) due to the Company's failure to timely file the Quarterly Report on Form 10-Q for the period ended September 30, 2012 with the SEC.

On November 28, 2012, NASDAQ granted the Company's request to remain listed on NASDAQ, subject to meeting specific conditions for continued listing. The conditions to remain listed on NASDAQ were as follows:

●	On or before December 31, 2012, the Company must provide a written update to NASDAQ regarding the status of the work toward compliance.

●	On or before January 15, 2013, the audit field work for the delinquent filings must be completed, and a further update shall be provided to NASDAQ regarding the status of work toward compliance.

●	On or before February 19, 2013, the Company must file with the SEC its restated 2011 Form 10-Qs and the 2011 Annual Report on Form 10-K.

●	On or before February 28, 2013, the Company must file all 2012 Form 10-Qs, as well as provide NASDAQ with an update with respect to its progress on its audit and filing of its Annual Report on Form 10-K for the year ended December 31, 2012.

In order to fully comply with the terms of the extension, the Company must be able to demonstrate compliance with all requirements for continued listing on NASDAQ. In the event the Company is unable to do so, its securities may be delisted from NASDAQ.

On December 31, 2012, the Company provided the Panel an update of the status of its work toward compliance and that work on the related reports was expected to continue through their respective filing dates.

On January 2, 2013, the Company received notification regarding the Company's additional non-compliance due to the Company's failure to hold its 2012 annual meeting of stockholders by December 31, 2012, as required by NASDAQ Listing Rule 5620.

On January 15, 2013, the Company provided the Panel a further update on the status of its work toward compliance.

On January 22, 2013, the Company received a letter from the Panel noting that the Company did not satisfy the January 15, 2013 deadline regarding the completion of audit field work.

On January 29, 2013, the Company provided the Panel with a further update on the status of its work toward compliance.  The Company noted that it continued to believe it would file the restated Form 10-Qs and Annual Report on Form 10-K for 2011 with the SEC by February 19, 2013 and the Form 10-Qs for 2012 by February 28, 2013.

On February 1, 2013, the Company provided the Panel with a further update on the status of its work toward compliance.

On February 4, 2013, the Company received notice from the Panel that it had determined to delist the Company's shares of common stock from NASDAQ, and would suspend trading in the Company's shares of common stock effective at the open of business on Wednesday, February 6, 2013.

On February 5, 2013, the Company requested that the Panel reconsider its February 4th delisting determination and advised the Panel that it continued to expect to file the Restated 2011 Forms 10-Q and 2011 Form 10-K with the SEC by February 19, 2013 and the 2012 Forms 10-Q by February 28, 2013.

On February 5, 2013, the Panel granted the Company's request for reconsideration and determined not to delist the Company's shares of common stock from NASDAQ.

During the process of regaining compliance with NASDAQ, the Company expects that its common stock will continue trading on NASDAQ under the symbol "SWSH," however the Company can provide no assurance that it will satisfy the conditions required to maintain its listing on NASDAQ or, even if the Company satisfies the conditions, that NASDAQ will determine to continue the Company's listing.

Also, the Company has been noted in default of its continuous disclosure obligations by the securities regulators in several provinces of Canada for certain failures stemming from the non-compliance described above, including the failure to timely file its annual financial statements for the year ended December 31, 2011 and related information, and for publicly acknowledging that certain of its previously filed financial statements may no longer be relied upon. In the event that the continuous disclosure defaults are not remedied, the Canadian securities regulators may issue a general cease trade order against the Company prohibiting trading of the Company's shares in Canada.

On February 11, 2013, the Company received notice from the TSX indicating the TSX had determined to delist the common stock of the Company at the close of market on March 11, 2013, subject to the Company meeting TSX continued listing requirements, primarily relating to its failure to file certain of its financial statements. If the Company is able to complete its filings and meet all conditions for continued listing on the TSX before March 11, 2013, the Company may maintain its listing on the TSX.  The Company can provide no assurance that it will satisfy the conditions required to maintain its listing on TSX or, even if the Company satisfies the conditions, that TSX will determine to continue the Company's listing.

Employee Matters

On May 14, 2012, the Board, following the recommendation of the Audit Committee, determined that Mike Kipp, the Company's Senior Vice President and Chief Financial Officer should be separated from the Company.  The Board also determined that Steven Berrard, then the Company's President and Chief Executive Officer, would also serve as the Company's Interim Chief Financial Officer.

On June 6, 2012, the Board appointed Brian Krass as the Senior Vice President and Chief Financial Officer of the Company.

On August 17, 2012, Steven Berrard resigned as President and Chief Executive Officer of the Company.  Mr. Berrard continued his service as a member of the Board.

On August 19, 2012, the Board appointed Thomas Byrne as Interim President and Chief Executive Officer of the Company.

On September 21, 2012, Mr. Krass resigned as Senior Vice President and Chief Financial Officer of the Company.

On September 27, 2012, the Board appointed William T. Nanovsky as Interim Senior Vice President and Chief Financial Officer of the Company, effective September 24, 2012.

Effective November 9, 2012, Hugh Cooper resigned as Senior Vice President of the Company.

On February 18, 2013, the Board removed "Interim" from the officer titles of Messrs. Byrne and Nanovsky, making them President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, respectively.

Securities Litigation

There have been six shareholder lawsuits filed in federal courts in North Carolina and New York asserting claims relating to the Company's March 28, 2012 announcement regarding the Company's Board conclusion that the Company's previously issued interim financial statements for the quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011, and the other financial information in the Company's quarterly reports on Form 10-Q for the periods then ended, should no longer be relied upon and that an internal review by the Company's Audit Committee primarily relating to possible adjustments to the Company's financial statements was ongoing.

On March 30, 2012, a purported Company shareholder commenced a putative securities class action on behalf of purchasers and sellers of the Company's common stock in the U.S. District Court for the Southern District of New York against the Company, the former President and Chief Executive Officer ("CEO"), and the former Vice President and Chief Financial Officer ("CFO"). The plaintiff asserted claims alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on alleged false and misleading disclosures in the Company's public filings. In April and May 2012, four more putative securities class actions were filed by purported Company shareholders in the U.S. District Court for the Western District of North Carolina against the same set of defendants. The plaintiffs in these cases have asserted claims alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") based on alleged false and misleading disclosures in the Company's public filings. In each of the putative securities class actions, the plaintiffs seek damages for losses suffered by the putative class of investors who purchased Swisher common stock.

On May 21, 2012, a shareholder derivative action was brought against the Company's former CEO and CFO and the Company's directors for alleged breaches of fiduciary duty by another purported Company shareholder in the U.S. District Court for the Southern District of New York. In this derivative action, the plaintiff seeks to recover for the Company damages arising out of a possible restatement of the Company's financial statements.

On May 30, 2012, the Company, and its former CEO and former CFO filed a motion with the United States Judicial Panel on Multidistrict Litigation ("MDL Panel") to centralize all of the cases in the Western District of North Carolina by requesting that the actions filed in the Southern District of New York be transferred to the Western District of North Carolina.

In light of the motion to centralize the cases in the Western District of North Carolina, the Company, and its former CEO and former CFO requested from both courts a stay of all proceedings pending the MDL Panel's ruling. On June 4, 2012, the U.S. District Court for the Southern District of New York adjourned all pending dates in the cases in light of the motion to transfer filed before the MDL Panel. On June 13, 2012, the U.S. District Court for the Western District of North Carolina issued a stay of proceedings pending a ruling by the MDL Panel.

On August 13, 2012, the MDL Panel granted the motion to centralize, transferring the actions filed in the Southern District of New York to the Western District of North Carolina. In response, on August 21, 2012, the Western District of North Carolina issued an order governing the practice and procedure in the actions transferred to the Western District of North Carolina as well as the actions originally filed there.

On October 18, 2012, the Western District of North Carolina held an Initial Pretrial Conference at which it appointed lead counsel and lead plaintiffs for the securities class actions, and set a schedule for the filing of a consolidated class action complaint and defendant's time to answer or otherwise respond to the consolidated class action complaint. The Western District of North Carolina stayed the derivative action pending the outcome of the securities class actions.

The Company has been contacted by the staff of the Atlanta Regional Office of the SEC and by the United States Attorney's Office for the Western District of North Carolina (the "U.S. Attorney's Office") after publicly announcing the Audit Committee's internal review and the delays in filing our periodic reports. The Company has been asked to provide information about these matters on a voluntary basis to the SEC and the U.S. Attorney's Office. The Company is fully cooperating with the SEC and the U.S. Attorney's Office. Any action by the SEC, the U.S. Attorney's Office or other government agency could result in criminal or civil sanctions against the Company and/or certain of its current or former officers, directors or employees.

The Amended 10-Q

For the convenience of the reader, this Amended 10-Q amends and restates in its entirety the Quarterly Report on Form 10-Q for the three months ended March 31, 2011 (the "Original 10-Q"), which was filed with the SEC on May 16, 2011. However, this Amended 10-Q amends only those items necessary to reflect the Restatement Adjustments, as well as to disclose events that have occurred subsequent to the original filing date that are of such significance that their omission could be materially misleading to the users of the restated financial statements. No other information from the Original 10-Q is amended in this document. In particular, forward-looking statements included in this Amended 10-Q represent management's views as of the date of filing of the Original 10-Q. Such forward-looking statements should not be assumed to be accurate as of any later date. Swisher undertakes no duty to update such information whether as a result of new information, future events or otherwise.

v

SWISHER HYGIENE INC.
FORM 10-Q/A
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
TABLE OF CONTENTS
		Page
PART I. FINANCIAL INFORMATION

ITEM 1.	Unaudited Financial Statements	1

	Condensed Consolidated Balance Sheets
	March 31, 2011 and December 31, 2010	1

	Condensed Consolidated Statements of Operations
	Three Months Ended March 31, 2011 and 2010	2

	Condensed Consolidated Statement of Stockholders' Equity
	Three Months Ended March 31, 2011	3

	Condensed Consolidated Statements of Cash Flows
	Three Months Ended March 31, 2011 and 2010	4

	Notes to Condensed Consolidated Financial Statements	5

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	42

ITEM 4.	Controls and Procedures	42

PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	45

ITEM 1A.	Risk Factors	45

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

ITEM 6.	Exhibits	47

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands except share data)

	March 31, 2011	December 31,
ASSETS	(As Restated)	2010
Current assets
Cash and cash equivalents	$104,988	$38,932
Restricted cash	-	5,193
Accounts receivable (net of allowance for doubtful accounts of $463
at March 31, 2011 and $334 at December 31, 2010)	14,817	7,069
Inventory	4,271	2,968
Other assets	2,495	895
Total current assets	126,571	55,057
Property and equipment, net	43,050	11,324
Goodwill	78,656	29,660
Other intangibles, net	56,971	7,669
Other noncurrent assets	4,108	2,524
Total assets	$309,356	$106,234
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$19,026	$9,335
Long-term debt and obligations due within one year	19,749	13,379
Advances from shareholder	2,000	2,000
Total current liabilities	40,775	24,714
Long-term debt and obligations	36,877	31,029
Deferred income tax liabilities	13,672	1,700
Other long-term liabilities	4,670	2,763
Total noncurrent liabilities	55,219	35,492

Commitments and contingencies
Stockholders' equity
Swisher Hygiene Inc. stockholders’ equity
Common stock, par value $0.001, authorized 400,000,000 shares; 148,455,429 and 114,015,063
shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	148	114
Additional paid-in capital	227,782	54,726
Accumulated deficit	(14,988)	(8,996)
Accumulated other comprehensive income	316	74
Total Swisher Hygiene Inc. stockholders’ equity	213,258	45,918
Non-controlling interest	104	110
Total stockholders' equity	213,362	46,028
Total liabilities and stockholders' equity	$309,356	$106,234

See Notes to Condensed Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands except share and per share data)

	Three Months Ended March 31,
	2011
	(As Restated)	2010
Revenue
Products	$15,427	$8,164
Services	10,465	4,379
Franchise and other	1,393	2,186
Total revenue	27,285	14,729

Costs and expenses
Cost of sales	10,008	5,309
Route expenses	7,099	3,174
Selling, general, and administrative	14,659	6,507
Acquisition and merger expenses	1,264	-
Depreciation and amortization	2,895	1,043
Loss on extinquishment of debt	1,500	-
Total costs and expenses	37,425	16,033
Loss from operations	(10,140)	(1,304)

Other expense, net	(2,254)	(291)
Net loss before income taxes	(12,394)	(1,595)

Income tax benefit	6,396	-
Net loss	$(5,998)	$(1,595)

Loss per share
Basic and diluted	$(0.05)	$(0.03)

Weighted-average common shares used in the
computation of loss per share
Basic and diluted	122,780,115	57,829,630

See Notes to Condensed Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
(As Restated)
(In thousands except share data)

					Accumulated	Swisher
			Additional		Other	Hygiene Inc.	Non-	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'	Controlling	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance at
December 31, 2010	114,015,063	$114	$54,726	$(8,996)	$74	$45,918	$110	$46,028
Shares issued in connection
with private placements	24,262,500	24	116,046	-	-	116,070	-	116,070
Shares issued in connection
with the acquisition of Choice	8,281,920	8	48,772	-	-	48,780	-	48,780
Shares issued in connection
with other acquisitions and purchases of property and equipment	298,082	1	2,143	-	-	2,144	-	2,144
Conversion of promissory
note payable	1,312,864	1	5,076	-	-	5,077	-	5,077
Stock based compensation			802	-	-	802	-	802
Exercise of stock options	285,000	-	217	-	-	217	-	217
Foreign currency translation
adjustment	-	-	-	-	242	242	-	242
Net loss	-	-	-	(5,992)	-	(5,992)	(6)	(5,998)
Balance at
March 31, 2011	148,455,429	$148	$227,782	$(14,988)	$316	$213,258	$104	$213,362

See Notes to Condensed Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2011
	(As Restated)	2010
Cash used in operating activities
Net loss	$(5,998)	$(1,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,895	1,043
Stock based compensation	802	-
Unrealized loss on fair value of convertible promissory notes	1,961	-
Loss on disposal	9	-
Deferred income tax liabilities	(5,643)	-
Changes in working capital components:
Accounts receivable	(1,057)	(159)
Inventory	(478)	(222)
Other assets and noncurrent assets	(560)	(603)
Accounts payable, accrued expenses, and other current liabilities	3,357	1,461
Cash used in operating activities	(4,712)	(75)
Cash used in investing activities
Purchases of property and equipment	(2,455)	(1,003)
Acquisitions, net of cash acquired	(49,779)	-
Restricted cash	5,193	-
Cash used in investing activities	(47,041)	(1,003)
Cash provided by financing activities
Proceeds from private placements, net of issuance costs	116,070	-
Proceeds from line of credit, net of issuance costs	27,290	-
Payoff of lines of credit	(24,948)	-
Principal payments on debt	(820)	(575)
Proceeds from exercise of stock options	217	-
Payment of shareholder advance	-	(800)
Proceeds from advances from shareholders	-	2,100
Cash provided by financing activities	117,809	725

Net increase (decrease) in cash and cash equivalents	66,056	(353)
Cash and cash equivalents at the beginning of the period	38,932	1,270
Cash and cash equivalents at the end of the period	$104,988	$917

See Notes to Condensed Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — BUSINESS DESCRIPTION

Principal Operations

Swisher Hygiene Inc. and its wholly-owned subsidiaries (the "Company," "Swisher," "We," or "Our") provide essential hygiene and sanitation solutions to customers throughout much of North America and internationally through its global network of Company-owned operations, franchises and master licensees. These solutions include essential products and services that are designed to promote superior cleanliness and sanitation in commercial environments, while enhancing the safety, satisfaction and well-being of employees and patrons. These solutions are typically delivered by employees on a regularly scheduled basis and involve providing our customers with: (i) consumable products such as soap, paper, cleaning chemicals, detergents, and supplies, together with the rental and servicing of dish machines and other equipment for the dispensing of those products; (ii) the rental of facility service items requiring regular maintenance and cleaning, such as floor mats, mops, bar towels and linens; (iii) manual cleaning of their facilities; and (iv) solid waste collection services. We serve customers in a wide range of end-markets, with a particular emphasis on the foodservice, hospitality, retail, industrial, and healthcare industries. In addition, our solid waste collection services provide services primarily to commercial and residential customers through contracts with municipalities or other governmental agencies.

Prospectively, we intend to grow in both existing and new geographic markets through a combination of organic and acquisition growth. However, we will focus our investments towards those opportunities which will most benefit our core businesses, chemical and linen processing. Subsequent to the sale of our Waste segment in November, 2012, any solid waste offering will be via outsourced waste and recycling services delivered by third-party haulers.

As of March 31, 2011, the Company has 83 Company-owned operations and 6 franchise operations located throughout the United States and Canada and has entered into 9 Master License Agreements covering the United Kingdom, Portugal, the Netherlands, Singapore, the Philippines, Taiwan, Korea, Hong Kong/Macau/China, and Mexico.

See Note 16, "Subsequent Events" for additional information concerning the sale of the Waste segment in November of 2012.

NOTE 2 —  RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 21, 2012, Swisher's Board of Directors (the "Board") determined that the Company's previously issued interim financial statements for the quarterly periods ended June 30, 2011 and September 30, 2011, and the other financial information in the Company's quarterly reports on Form 10-Q for the periods then ended should no longer be relied upon.  Subsequently, on March 27, 2012, the Audit Committee concluded that the Company's previously issued interim financial statements for the quarterly period ended March 31, 2011 should no longer be relied upon. The Board and Audit Committee made these determinations  in connection with the Audit Committee's then ongoing review into certain accounting matters.  We refer to the interim financial statements and the other financial information described above as the "Prior Financial Information."

The Audit Committee initiated its review after an informal inquiry by the Company and its independent auditor regarding a former employee's concerns with the application of certain accounting policies. The Company first initiated the informal inquiry by requesting that both the Audit Committee and the Company’s independent auditor look into the matters raised by the former employee. Following this informal inquiry, the Company’s senior management and its independent auditor advised the Chairman of the Company’s Audit Committee regarding the matters. Subsequently, the Audit Committee determined that an independent review of the matters presented by the former employee should be conducted.  During the course of its independent review, and due in part to the significant number of acquisitions made by the Company, the Audit Committee determined that it would be in the best interest of the Company and its stockholders to review the accounting entries relating to each of the 63 acquisitions made by the Company during the year ended December 31, 2011.

On May 17, 2012, Swisher announced that the Audit Committee had substantially completed the investigative portion of its internal review. In connection with substantial completion of its internal review, the Audit Committee recommended to the Board that the Company's Chief Financial Officer and two additional senior accounting personnel be separated from the Company as a result of their conduct in connection with the preparation of the Prior Financial Information.  Following this recommendation, the Board determined that these three accounting personnel be separated from the Company, effective immediately.  In making these employment determinations, the Board did not identify any conduct by these employees intended for or resulting in any personal benefit.

On May 17, 2012, the Company further announced that it had commenced a search process for a new Chief Financial Officer and that Steven Berrard, then the Company’s President and Chief Executive Officer, would also serve as the Company’s interim Chief Financial Officer.

On February 19, 2013, the Company filed amended quarterly reports on Form 10-Q/A for each of the quarterly periods ended March 31, June 30, and September 30, 2011 (the "Affected Periods"), including restated financial statements for the Affected Periods, to reflect adjustments to previously reported financial information, as discussed in Note 2, "Restatement of Condensed Consolidated Financial Statements" to the accompanying Notes to Condensed Consolidated Financial Statements. The adjustments reflect changes to the previously reported information identified as a result of the audit process conducted by our independent registered public accounting firm, the independent Audit Committee review, senior management's evaluation of the prior accounting for the related findings and concerns raised by a former employee, and certain other matters. For the reader's convenience, we refer to these collectively as the "Audit and Review Process." As part of the Audit and Review Process, additional adjustments to the Prior Financial Information were identified. We refer to the adjustments identified in the Audit and Review Process as the "Restatement Adjustments." The term Restatement Adjustments refers to adjustments to correct errors in the Company's prior accounting and an adjustment to reflect the impact of a change in accounting estimate resulting from the Company's reassessment of the remaining useful lives of its property and equipment.

Restatement of Condensed Consolidated Financial Statements

The following tables present the impact of the Restatement Adjustments on the Company's previously reported Condensed Consolidated Balance Sheet as of March 31, 2011 and the Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2011:

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(In thousands)
	March 31, 2011
		Restatement
	As Reported	Adjustments	As Restated
ASSETS
Current assets
Cash and cash equivalents	$105,070	$(82)	$104,988
Accounts receivable, net	14,894	(77)	14,817
Inventory	3,765	506	4,271
Other assets	2,798	(303)	2,495
Total current assets	126,527	44	126,571
Property and equipment, net	44,202	(1,152)	43,050
Goodwill	87,878	(9,222)	78,656
Other intangibles, net	44,076	12,895	56,971
Other noncurrent assets	3,737	371	4,108
Total assets	$306,420	$2,936	$309,356
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$18,025	$1,001	$19,026
Long-term debt and obligations due within one year	19,734	15	19,749
Advances from shareholder	2,000	-	2,000
Total current liabilities	39,759	1,016	40,775
Long-term debt and obligations	37,527	(650)	36,877
Deferred income tax liabilities	9,747	3,925	13,672
Other long-term liabilities	3,555	1,115	4,670
Total noncurrent liabilities	50,829	4,390	55,219

Commitments and contingencies

Stockholders' equity
Swisher Hygiene Inc. stockholders’ equity
Common stock	147	1	148
Additional paid-in capital	227,569	213	227,782
Accumulated deficit	(12,204)	(2,784)	(14,988)
Accumulated other comprehensive income	216	100	316
Total Swisher Hygiene Inc. stockholders’ equity	215,728	(2,470)	213,258
Non-controlling interest	104	-	104
Total stockholders' equity	215,832	(2,470)	213,362
Total liabilities and stockholders' equity	$306,420	$2,936	$309,356

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands except share and per share data)

	Three Months Ended March 31, 2011
		Restatement
	As Reported	Adjustments	As Restated
Revenue
Products	$15,427	$-	$15,427
Services	10,458	7	10,465
Franchise and other	1,511	(118)	1,393
Total revenue	27,396	(111)	27,285

Costs and expenses
Cost of sales	9,584	424	10,008
Route expenses	7,115	(16)	7,099
Selling, general, and administrative	12,325	2,334	14,659
Acquisition and merger expenses	1,316	(52)	1,264
Depreciation and amortization	2,708	187	2,895
Debt prepayment penalty	-	1,500	1,500
Total costs and expenses	33,048	4,377	37,425
Loss from operations	(5,652)	(4,488)	(10,140)

Other expense, net	(2,273)	19	(2,254)
Net loss before income taxes	(7,925)	(4,469)	(12,394)

Income tax benefit	4,710	1,686	6,396
Net loss	$(3,215)	$(2,783)	$(5,998)

Loss per share
Basic and diluted	$(0.03)	$(0.02)	$(0.05)

Weighted-average common shares used in the
computation of loss per share
Basic and diluted	122,780,115	-	122,780,115

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31, 2011
		Restatement
	As Reported	Adjustments	As Restated
Net loss	$(3,215)	$(2,783)	$(5,998)

Cash used in operating activities	(2,839)	(1,873)	(4,712)
Cash used in investing activities	(10,145)	(36,896)	(47,041)
Cash provided by financing activities	79,122	38,687	117,809

Net increase in cash and cash equivalents	66,138	(82)	66,056
Cash and cash equivalents at the beginning of the period	38,932	-	38,932

Cash and cash equivalents at the end of the period	$105,070	$(82)	$104,988

The significant portions of the Restatement Adjustments presented above are explained as follows:

Inventory – The net increase in inventory of $0.5 million primarily consists of entries to reclassify certain assets to inventory from property and equipment, net.

Property and equipment, net – The decrease in property and equipment, net of $1.2 million primarily consists of the reclassification of certain assets discussed above in inventory and a $0.4 million increase in accumulated depreciation and related depreciation expense to adjust errors in depreciation expense calculations.

Goodwill – The adjustment to decrease goodwill by $9.2 million consists of entries to adjust the opening balances of business combinations occurring during the period, which are separately discussed in the following section, Restatement of Net Assets Acquired.

Other intangibles, net – The adjustment to other intangibles, net of $12.9 million primarily consists of entries to adjust the opening balances of business combinations occurring during the period, which are separately discussed in the following section, Restatement of Net Assets Acquired.

Accounts payable and accrued expenses – The increase in accounts payable and accrued expenses of $1.0 million primarily consists of entries to accrue additional costs included in selling, general and administrative expenses of $0.5 million and $0.5 million of entries to adjust the opening balances of accrued expenses and contingent earnouts in business combinations occurring during the period which are separately discussed in the following section, Restatement of Net Assets Acquired.

Long-term obligations – The adjustment to decrease long-term obligations of $0.7 consists primarily of entries to correct opening balances of business combinations occurring during the period which are separately discussed in the following section, Restatement of Net Assets Acquired.

Deferred income tax liabilities – The increase in deferred income tax liabilities of $3.9 million consists of the difference between the book and tax basis of the separately indentifiable acquired intangible assets and the tax effect of the additional book loss related to this quarter.

Other long-term liabilities – The adjustment to other long-term liabilities of $1.1 million consists of entries to correct the opening balances of business combinations occurring during the period, which are separately discussed in the following section, Restatement of Net Assets Acquired.

Accumulated deficit and net loss – The decrease in accumulated deficit and net loss of $2.8 million comprises the net restatement entries made during the period.

Selling, general and administrative expenses – The increase in selling, general and administrative expenses of $2.3 million primarily consists of entries to accrue expenses of $1.8 million discussed in accounts payable and accrued expenses above, a $0.3 million increase in bad debt expense and a $0.2 million increase in professional fees originally recorded to additional paid-in capital.

Depreciation and amortization – The net increase in depreciation and amortization expense of $0.2 million consists of  a $0.5 million increase to adjust errors in depreciation expense calculations and a $0.3 million decrease resulting from the change in estimate of the remaining useful lives of certain property and equipment.

Loss on extinguishment of debt – The expense totaling $1.5 million reflects a penalty incurred and paid in conjunction with  prepayment of a credit facility in conjunction with the closing of the Company’s acquisition of Choice Environmental Services, Inc. which was previously treated by the Company as an element of purchase price recorded in goodwill.

Income tax benefit – The increase in income tax benefit of $1.7 milllion consists of the tax effect of the additional book loss related to this quarter.

Cash used in operating activities – The increase in cash used in operating activities of $1.9 million primarily results from the increase of $2.8 million in net loss.

Cash used in investing activities – The increase in cash used in investing activities of $36.9 million consists primarily of reclassifying $39.2 million of Choice debt paid off at closing from financing activities to cash paid on acquisitions, a $1.5 million decrease in the amount treated as acquisition purchase price as discussed above under loss on extinguishment of debt and a $0.5 million decrease to adjust the opening balances from business combinations occurring during the period, which is separately discussed in the following section, Restatement of Net Assets Acquired.

Cash used in financing activities – The increase in cash provided by financing activities of $38.7 million consists primarily of reclassifying $39.2 million of Choice debt paid off at closing from financing activities to cash paid on acquisitions in investing activities and $0.3 million of adjustments to proceeds received on lines of credit.

Restatement of Net Assets Acquired

As referenced in the explanations above, significant balance sheet changes resulted from Restatement Adjustments to the original fair value of assets acquired and liabilities assumed in business combinations completed during the three month period ended March 31, 2011. These adjustments, which consist primarily of increases in intangible assets and deferred income tax liabilities and decreases to goodwill, reflect a final assessment completed in connection with the Audit and Review Process and included valuation analyses prepared by the valuation groups of two nationally recognized public accounting firms. Restatement Adjustments for the acquisition of Choice and all other acquisitions are shown separately as follows:

Choice Acquisition		Restatement
Net assets acquired:	As Reported	Adjustments	As Restated
Cash and cash equivalents	$341	$(82)	$259
Accounts receivable	6,096	329	6,425
Inventory	151	-	151
Property and equipment	29,618	(135)	29,483
Intangible assets	30,721	11,579	42,300
Other assets	2,234	(5)	2,229
Accounts payable and accrued expenses	(6,221)	(1,358)	(7,579)
Long-term obligations	(3,524)	1,015	(2,509)
Deferred income tax liabilities	(12,002)	(4,744)	(16,746)
Total net assets acquired	47,414	6,599	54,013
Goodwill	49,862	(8,099)	41,763

Total purchase price - Choice Acquisition	$97,276	$(1,500)	$95,776

The significant portions of the Restatement of Net Assets Acquired - Choice are explained as follows:

Other intangibles – The increase in other intangibles of $11.6 million consists of entries to record the estimated fair value of trademarks and permits of $9.3 million, to increase the estimated fair value of non-compete agreements by $3.7 million and to reduce the estimated fair value of customer contracts and relationships by $1.4 million. These entries, on a net basis, reduce the amount of recorded goodwill.

Accounts payable and accrued expenses – The increase of accounts payable and accrued expenses of $1.4 million is due to a $0.4 million increase to adjust the fair market value of the opening balances for unfavorable contracts and a $1.0 million increase primarily to reflect the accrual of pre-acquisition liabilities.

Long-term obligations – The net decrease in long-term obligations is a result of the reclassification of certain capital leases to operating leases.

Deferred income tax liabilities – The increase in deferred income tax liabilities of $4.7 million and a corresponding increase to goodwill is to record deferred income tax liabilities related to the tax effect of the difference between the book and tax basis of the separately identifiable acquired intangible assets, which were not previously valued, as discussed in other intangibles.

Goodwill – The net decrease in goodwill of $8.1 million primarily consists of the net increase of $6.6 million in total net assets acquired as detailed above, and a $1.5 million reduction in goodwill resulting in the recharacterization of the penalty paid by Choice as a loss on extinguishment of debt as described in the Restatement Adjustments section.

All Other Acquisitions		Restatement
	As Reported	Adjustments	As Restated
Number of businesses acquired	13		13

Net assets acquired:
Accounts receivable	$654	$(70)	$584
Inventory	457	-	457
Property and equipment	862	-	862
Other intangibles	6,778	1,264	8,042
Accounts payable and accrued expenses	(527)	-	(527)
Deferred income tax liabilities	-	(910)	(910)
Total net assets acquired	8,224	284	8,508
Goodwill	8,273	(1,124)	7,149

Total purchase price - All Other Acquisitions	$16,497	$(840)	$15,657

The significant portions of the Restatement of Net Assets Acquired – All Other Acquisitions, are explained as follows:

Other intangibles – The increase in other intangibles of $1.3 million primarily consists of entries to increase the value assigned to customer contracts and relationships.

Deferred income tax liabilities – The increase in deferred income tax liabilities of $0.9 million and a corresponding increase to goodwill is to record deferred income tax liabilities related to the tax effect of the difference between the book and tax basis of the separately identifiable acquired intangible assets, which were not previously reported, as discussed in other intangibles.

Goodwill – The net decrease in goodwill of $1.1 million consists of a $0.3 million increase in total net assets acquired and a reduction in the purchase price due to changes in the calculated fair market value of contingent liabilities resulting from acquisitions, the purchase price on acquisitions decreased by $0.8 million.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC") and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. The Company's Condensed Consolidated Financial Statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition, results of operations, and cash flows for the periods presented. The information at December 31, 2010 in the Company's Condensed Consolidated Balance Sheets included in this quarterly report was derived from the audited Consolidated Balance Sheets included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 31, 2011. The Company's 2010 Annual Report on Form 10-K, together with the information included in such report, is referred to in this quarterly report as the "2010 Annual Report." This quarterly report should be read in conjunction with the 2010 Annual Report.

All material intercompany balances and transactions have been eliminated in consolidation. Certain adjustments have been made to conform prior periods to the current year presentation.

Tabular information, other than share and per share data, is presented in thousands of dollars.

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

The Company's significant accounting policies are discussed in Note 2 of the Notes to Consolidated Financial Statements in our 2010 Annual Report. Any significant changes to those policies or new significant policies are described below.

Change in Estimate

The Company continues to accumulate and analyze data regarding the operating performance of certain assets and their economic life.  This analysis indicated that  these assets will continue to be used in the business for different periods than originally anticipated. As a result, the Company revised the estimated useful lives of certain property and equipment as follows:

	Useful Life in Months
	Previous	Revised
Linen	36	24
Dust control	3	36
Dish machines	60	84
Dispensers	24 to 36	24 to 60
Mops and bar towels	3 to 36	expensed
Vehicles	36	60
Office furniture and fixtures	36	60

The change in the useful life for these assets reflects the Company's current estimate of future periods to benefit. The effect of this change in estimate for the three months ended December 31, 2011 was a reduction of depreciation expense of $0.3 million. Had this change taken place in 2010, depreciation expense would have decreased by $0.2 million.

Acquisition and merger expenses

Acquisition and merger expenses include costs directly related to the acquisition of our four franchisees and ten independent businesses during the three months ended March 31, 2011, and costs directly related to the merger with CoolBrands International, Inc. as discussed in Note 1, "Business Description" of the Notes to Consolidated Financial Statements in our 2010 Annual Report. These costs include third party due diligence, legal, accounting and professional service expenses.

Segments

On March 1, 2011, the Company completed its acquisition of Choice, a Florida based company that provides a complete range of solid waste and recycling collection, transportation, processing and disposal services. As a result of the acquisition of Choice, the Company now has two segments: 1) Hygiene and 2) Waste. The Company's Hygiene segment provides commercial hygiene services and products throughout much of the United States and operates a worldwide franchise and license system to provide the same products and services in markets where Company-owned operations do not exist. The Company's Waste segment consists of the operations of Choice and will include future acquisitions of solid waste collection businesses. Prior to the acquisition of Choice, the Company managed, allocated resources, and reported in one segment, the Hygiene segment. See Note 14, "Segments."

The Company sold its Waste segment during the fourth quarter of 2012 as more fully described in Note 16, "Subsequent Events."

Adoption of Newly Issued Accounting Pronouncements

Revenue Recognition: In October 2009, the FASB issued new standards for multiple-deliverable revenue arrangements. These new standards affect the determination of when individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. In addition, these new standards modify the manner in which the transaction consideration is allocated across separately identified deliverables, eliminate the use of the residual value method of allocating arrangement consideration and require expanded disclosure. These new standards became effective for multiple-element arrangements entered into or materially modified on or after January 1, 2011. Earlier application was permitted with required transition disclosures based on the period of adoption. We adopted these standards for multiple-element arrangements entered into or materially modified on or after January 1, 2011. The adoption of this accounting standard did not have a material impact on the Company's Condensed Consolidated Financial Statements.

Goodwill: In December 2010, the FASB issued new standards defining when step two of the goodwill impairment test for reporting units with zero or negative carrying amounts should be performed and modifies step one of the goodwill impairment test for reporting units with zero or negative carrying amounts. For reporting units with zero or negative carrying amounts, an entity is required to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The standards are effective for fiscal years and interim periods within those years, beginning after December 15, 2010 and were effective for the Company on January 1, 2011. The adoption of this accounting standard did not have a material impact on the Company's Condensed Consolidated Financial Statements.

Business Combinations: In December 2010, the FASB issued new standards that clarify that if comparative financial statements are presented the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The standards are effective prospectively for material (either on an individual or aggregate basis) business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The Company has included the required disclosures in Note 4, "Acquisitions".

NOTE 4 — ACQUISITIONS

Choice Acquisition

On February 13, 2011, we entered into an Agreement and Plan of Merger (the "Choice Agreement") by and among Swisher Hygiene, Swsh Merger Sub, Inc., a Florida corporation and wholly-owned subsidiary of Swisher Hygiene, Choice, and other parties, as set forth in the Choice Agreement. The Choice Agreement provided for the acquisition of Choice by Swisher Hygiene by way of merger.

In connection with the merger with Choice, on February 23, 2011, we entered into an agency agreement, which the agents agreed to market, on a best efforts basis 12,262,500 subscription receipts ("Subscription Receipts") at a price of $4.80 per Subscription Receipt for gross proceeds of up to $58.9 million. Each Subscription Receipt entitled the holder to acquire one share of our common stock, without payment of any additional consideration, upon completion of our acquisition of Choice.

On March 1, 2011, we closed the acquisition of Choice and issued 8,281,920 shares of our common stock to the former shareholders of Choice, assumed $1.7 million of debt, and paid off $39.2 million of Choice debt.In paying the balance on this Choice debt, we incurred a prepayment penalty of $1.5 million which is included in loss on extinguishment of debt in the Condensed Consolidated Statement of Operations. Certain shareholders of Choice received $5.7 million in cash for warrants to purchase an additional 918,076 shares of common stock at an exercise price of $6.21, which expired on March 31, 2011 and were not exercised.

On March 1, 2011, in connection with the closing of the acquisition of Choice, the 12,262,500 Subscription Receipts were exchanged for 12,262,500 shares of our common stock. We agreed to use commercially reasonable efforts to file a resale registration statement with the SEC relating to the shares of common stock underlying the Subscription Receipts. If the registration statement was not filed or declared effective within specified time periods, or if the registration statement had ceased to be effective for a period of time exceeding certain grace periods, between the date such shares of common stock were issued and November 10, 2011, the initial subscribers of Subscription Receipts would have been entitled to receive an additional 0.1 share of common stock for each share of common stock underlying Subscription Receipts held by any such initial subscriber at the time such grace period lapsed. On April 21, 2011 the SEC declared effective a resale registration statement relating to the 8,291,920 shares issued to the former shareholders of Choice and the 12,262,500 shares issued in connection with the private placement. The registration statement, including post-effective amendments to the registration statement, remained effective through April 12, 2012. As a result of not timely filing our Annual Report on Form 10-K for the year ended December 31, 2011, the registration statements relating to shares issued in exchange for the Subscription Receipts is not effective.

Choice has been in business since 2004 and serves more than 150,000 residential and 7,500 commercial customers in the Southern and Central Florida regions through its 320 employees and over 150 collection vehicles by offering a complete range of solid waste and recycling collection, transportation, processing and disposal services. Choice operates six hauling operations and three transfer and materials recovery facilities.

The following table presents the purchase price consideration as of March 1, 2011:

As Restated
Issuance of shares at a price of $5.89 per share	$48,780
Debt	1,722
Cash paid	45,274
Total purchase price consideration	$95,776
The following table summarizes the allocation of the purchase price, after considering the Restatement Adjustments, based on the fair value of the acquired assets and assumed liabilities of Choice as of March 1, 2011:

Net assets acquired:	As Restated
Cash and cash equivalents	$259
Accounts receivable	6,425
Inventory	151
Property and equipment	29,483
Intangible assets	42,300
Deferred income tax assets and other assets	2,229
Accounts payable and accrued expenses	(7,579)
Long-term obligations	(2,509)
Deferred income tax liabilities	(16,746)
Total net assets acquired	54,013
Goodwill	41,763
Total purchase price	$95,776

Other assets include $0.7 million of notes receivable from Choice shareholders. In addition, the Company's Condensed Consolidated Statement of Operations for the three months ended March 31, 2011 includes $5.8 million of revenue and $0.4 million of net loss before income taxes from Choice operations.

The following supplemental pro forma information presents the financial results as if the acquisition of Choice had occurred on January 1, 2010 for the three months ended March 31, 2011 and 2010. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition of Choice been completed on January 1, 2010 nor are they indicative of any future results:

	Three Months Ended March 31,
	2011	2010
Supplemental Pro Forma Information:	(As Restated)
Revenue	$38,893	$27,177

Loss from operations	(8,318)	(2,381)

Loss per share
Basic and diluted	$(0.03)	$(0.03)

Weighted-average common shares used in the
computation of loss per share
Basic and diluted	136,476,395	78,374,050

Pro forma adjustments include adjustments for (a) additional amortization related to the acquired identifiable intangibles; (b) additional depreciation as a result of an adjustment to the fair value of the property and equipment acquired; (c) a reduction of rent expense, offset by an increase for depreciation for leased properties with related parties treated as capital leases in connection with the acquisition, and (d) a reduction for interest expense and amortization of debt discounts and financing costs for debt that was paid off as part of the acquisition, offset by interest expense related to capital leases entered into in connection with the acquisition.  The proforma adjustments also reflect a $1.5 million loss on the extinguishment of debt in 2010, which is included in the Company’s Condensed Consolidated Statement of Operations in 2011.

The Company sold its Waste segment, which consisted principally of Choice, during the fourth quarter of 2012, as more fully described in Note 16, "Subsequent Events".

Other Acquisitions

During the three months ended March 31, 2011, the Company acquired four of its franchisees and nine independent businesses, in addition to the acquisition of Choice. The results of operations of these acquisitions have been included in the Company's Condensed Consolidated Statement of Operations since their respective acquisition dates. None of these acquisitions were significant to the Company's consolidated financial results and therefore, supplemental pro forma financial information is not presented.

The following table summarizes the allocation of the purchase price of these acquisitions, after considering the Restatement Adjustments, based on the fair value of the acquired assets and assumed liabilities:

As Restated
Number of businesses acquired	13

Net assets acquired:
Accounts receivable	$584
Inventory	457
Property and equipment	862
Other intangibles	8,042
Accounts payable and accrued expenses	(527)
Deferred income tax liabilities	(910)
Total net assets acquired	8,508
Goodwill	7,149

Total purchase price	15,657
Less: debt assumed	(8,599)
Less: issuance of shares	(1,943)
Less: earn-outs	(350)

Cash Paid	$4,765

Contingent consideration is payable to the former owners of our acquired businesses and consists of earn-out obligations which are based on the achievement of contractually negotiated levels of performance by certain of our acquired businesses and are payable in cash quarterly for three years ending March 31, 2014. These contingent earnouts are recorded at its fair market value as of the acquisition date.  There are no continuing employment obligations associated with any of the earnouts and they have therefore been treated as acquisition consideration.  See Note 16, "Subsequent Events" for additional acquisitions subsequent to March 31, 2011.

NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets have been recognized in connection with the acquisitions described in Note 4, "Acquisitions" and substantially all of the balance is expected to be fully deductible for income tax purposes, except for goodwill related to the acquisition of Choice, which was a stock acquisition. Changes in the carrying amount of goodwill and other intangibles for each of the Company's segments during the three months ended March 31, 2011 were as follows:

	Hygiene	Waste
	(As Restated)	(As Restated)
Goodwill
Balance — December 31, 2010
Gross goodwill	$30,530	$-
Accumulated impairment losses	(870)	-

Total goodwill	29,660	-

Goodwill acquired	7,149	41,763
Foreign exchange translation	84	-

Balance — March 31, 2011
Gross goodwill	37,763	41,763
Accumulated impairment losses	(870)	-

Total goodwill	$36,893	$41,763

Customer Contracts and Relationships
Balance — December 31, 2010	$5,780	$-
Customers contracts and relationships acquired	6,819	26,450
Amortization	(537)	(255)
Foreign exchange translation	75	-

Balance — March 31, 2011	$12,137	$26,195

Non-compete Agreements
Balance — December 31, 2010	$1,889	$-
New non-compete agreements	1,193	6,550
Amortization	(204)	(140)
Foreign exchange translation	21	-

Balance — March 31, 2011	$2,899	$6,410

Trademarks and Tradenames
Balance — December 31, 2010	$-	$-
Trademarks acquired	30	9,300
Amortization	-	-

Balance — March 31, 2011	$30	$9,300

Hygiene Segment

The fair value of the customer relationships and contracts acquired is based on future discounted cash flows expected to be generated from those customers. These customer relationships and contracts will be amortized on a straight-line basis over five to ten years, which is primarily based on historical customer attrition rates and lengths of contracts. The fair value of the non-compete agreements will be amortized on a straight-line basis over the length of the agreements, typically not exceeding five years.  The fair value of formulas are amortized on a straight-line basis over twenty years.  Trademarks and tradenames are generally indefinite lived intangibles with no amortization.  In instances where there is a finite life remaining on a particular trademark or tradename, the Company amortizes them on a straight-line basis over this period.

Waste Segment

The fair value of the customer relationships and contracts acquired is based on future discounted cash flows expected to be generated from contracts with municipalities and customers. These customer relationships will be amortized on a straight-line basis over seven years, which is the weighted average of the estimated life of the customers acquired. Contracts will be amortized on a straight-line basis over the remaining life of the contracts including any appropriate renewal periods.  The fair value of the non-compete agreements will be amortized on a straight-line basis over the length of the agreements, typically not exceeding five years.  Trademarks, tradenames and permits are considered to be indefinite lived intangibles and therefore no amortization expense has been recorded.

NOTE 6 — STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the three months ended March 31, 2011 consisted of the following:

As Restated
Balance at December 31, 2010	$46,028
Issuance of shares in connection with Choice acquisition	48,780
Issuance of shares in connection with private placements	116,070
Issuance of shares in connection with other acquisitions
and purchases of property and equipment	2,144
Conversion of convertible promissory note payable	5,077
Stock based compensation	802
Exercise of stock options	217
Foreign currency translation	242
Net loss	(5,998)
Balance at March 31, 2011	$213,362

Choice

As part of the purchase price of Choice we issued 8,281,920 shares of our common stock to the previous shareholders of Choice. See Note 4, "Acquisitions."

Private Placements

As discussed in Note 4, on March 1, 2011, in connection with the closing of the Choice acquisition, the 12,262,500 Subscription Receipts were exchanged for 12,262,500 shares of our common stock. As part of this transaction, we received cash of $56,253,791, net of issuance costs paid in cash of approximately $160,000.

On March 22, 2011, we entered into a series of arm's length securities purchase agreements to sell 12,000,000 shares of our common stock at a price of $5.00 per share, for net proceeds of $59,816,299 to certain funds of a global financial institution (the "March Private Placement"). On March 23, 2011, we closed the March Private Placement and issued 12,000,000 shares of our common stock. Pursuant to the securities purchase agreements, the shares of common stock issued in the March Private Placement could not be transferred on or before June 24, 2011 without our consent. We agreed to use our commercially reasonable efforts to file a resale registration statement with the SEC relating to the shares of common stock sold in the March Private Placement. If the registration statement was not filed or declared effective within specified time periods the investors would have been, or if the registration statement ceases to remain effective for a period of time exceeding a sixty day grace period, the investors will be entitled to receive monthly liquidated damages in cash equal to one percent of the original offering price for each share purchased in the private placement that at such time remain subject to resale restrictions, with an interest rate of one percent per month accruing daily for liquidated damages not paid in full within ten business days.  On April 21, 2011, the SEC declared effective a resale registration statement relating to the 12,000,000 shares issued in the March Private Placement. The registration statement, including post-effective amendments to the registration statement, remained effective through April 12, 2012.  As a result of not timely filing our Annual Report on Form 10-K for the year ended December 31, 2011, the registration statement relating to shares issued in the March Private Placement is not effective, and as such we may be subject to liability under the penalty provision.

See Note 16 – “Subsequent Events” for discussion of the April  Private Placement.

Acquisitions and Asset Purchases

We issued a total of 325,386 shares of our common stock in connection with certain acquisitions of franchisees and businesses during the three months ended March 31, 2011. Our stock price was at a weighted-average price of $5.97 at the time these shares were issued. In addition, during the three months ended March 31, 2011, we issued 32,751 shares at a fair value of $6.15 for purchases of property and equipment.

Stock Based Compensation

Stock based compensation is the result of the recognition of the fair value of share based compensation on the date of grant over the service period for which the awards are expected to vest. In addition 285,000 options were exercised at a weighted-average exercise price of $0.76 during the three months ended March 31, 2011.

Convertible Promissory Note

In addition, during the three months ended March 31, 2011, a $5.0 million, 6% convertible promissory note issued in November 2010 as part of the consideration paid for an acquisition was fully converted to 1,312,864 shares of our common stock.  At the conversion date, the note was adjusted to fair value resulting in $2.0 million of expense, which is recorded in other expense on the Condensed Consolidated Statement of Income.

The Company sold its Waste segment, which consisted principally of Choice, during the fourth quarter of 2012, as more fully described in Note 16, "Subsequent Events".

NOTE 7 — LONG-TERM DEBT AND OBLIGATIONS

Long-term obligations consist of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31,
	(As Restated)	2010
Line of credit agreement dated March 2011 and matures in July 2013,
interest rate of 3.2% at March 31, 2011.	$27,850	$-
Line of credit agreement dated March 2008. Interest payable
monthly at one month LIBOR plus 2.85% at December 31, 2010,
interest rate of 3.11% at December 31, 2010.	-	9,947
Line of credit agreement dated June 2008. Interest payable
monthly at one month LIBOR plus 1.50% at December 31, 2010,
interest rate of 1.76% at December 31, 2011.	-	15,000
Acquisition notes payables	10,792	7,891
Capitalized lease obligations with related parties	1,040	-
Capitalized lease obligations	784	550
Notes payable under Master Loan and Security Agreement, due in monthly installments and maturing in 2012. Interest is payable monthly at a weighted-average interest rate of 8% at March 31,
2011 and December 31, 2010.	104	249
Convertible promissory notes:
6% Note due June 30, 2011	-	5,000
4% Notes at various dates through December 15, 2011	16,056	5,771
Total debt and obligations	56,626	44,408
Amounts due within one year	(19,749)	(13,379)

Long-term debt and obligations	$36,877	$31,029

Revolving Credit Facilities

In March 2011, we entered into a $100.0 million senior secured revolving credit facility (the "credit facility"). Under the credit facility, the Company has an initial borrowing availability of $32.5 million, which will increase to the fully committed $100.0 million upon delivery of our unaudited quarterly financial statements for the quarter ended March 31, 2011 and satisfaction of certain financial covenants regarding leverage and coverage ratios and a minimum liquidity requirement, which requirements we have met as of March 31, 2011.

Borrowings under the credit facility are secured by a first priority lien on substantially all of our existing and hereafter acquired assets, including $25.0 million of cash on borrowings in excess of $75.0 million. Furthermore, borrowings under the facility are guaranteed by all of our domestic subsidiaries and secured by substantially all the assets and stock of our domestic subsidiaries and substantially all of the stock of our foreign subsidiaries. Interest on borrowings under the credit facility will typically accrue at London Interbank Offered Rate ("LIBOR") plus 2.5% to 4.0%, depending on the ratio of senior debt to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") (as such term is defined in the new credit facility, which includes specified adjustments and allowances authorized by the lender, as provided for in such definition). We also have the option to request swingline loans and borrowings using a base rate. Interest is payable monthly or quarterly on all outstanding borrowings. The credit facility matures on July 31, 2013.

Borrowings and availability under the new credit facility are subject to compliance with financial covenants, including achieving specified consolidated EBITDA levels, which will depend on the success of our acquisition strategy, and maintaining leverage and coverage ratios and a minimum liquidity requirement. The consolidated EBITDA covenant, the leverage and coverage ratios, and the minimum liquidity requirements should not be considered indicative of the Company's expectations regarding future performance. The credit facility also places restrictions on our ability to incur additional indebtedness, make certain acquisitions, create liens or other encumbrances, sell or otherwise dispose of assets, and merge or consolidate with other entities or enter into a change of control transaction. Failure to achieve or maintain the financial covenants in the credit facility or failure to comply with one or more of the operational covenants could adversely affect our ability to borrow monies and could result in a default under the credit facility. The credit facility is subject to other standard default provisions.

The credit facility replaced our aggregated $25.0 million credit facilities, which are discussed in the 2010 Annual Report.

See Note 16, "Subsequent Events" which discusses subsequent amendments to the credit facility as well as the payoff of the credit facility in conjunction with the sale of the Company's Waste segment in the fourth quarter of 2012.

Choice Capital Lease Obligations with Related Parties

In connection with the acquisition of Choice, we entered into capital leases that have initial terms of five or ten years with companies owned by shareholders of Choice, to finance the cost of leasing office buildings and properties, including warehouses. The fair value of these leased properties of $1.0 million is included in property and equipment and will be depreciated over the term of the respective leases.

The Company sold its Waste segment, which consists principally of Choice, during the fourth quarter of 2012, as more fully described in Note 16, "Subsequent Events" and in connection therewith, transferred all remaining capital lease obligations to the buyers.

Convertible Notes

In February 2011, the 6% convertible promissory note of $5.0 million due on June 30, 2011 that was issued in November 2010 as part of consideration paid for an acquisition was converted into 1,312,864 of the Company's common shares. Since the convertible note was issued as part of a business combination, the note was recorded at fair value of $6.4 million on the date of issuance including $5.2 million recorded as a current liability and $1.2 million recorded as additional paid-in capital reflecting the promissory note's beneficial conversion feature. As of December 31, 2010, the net carrying amount of this promissory note was $6.4 million ($6.3 million principal and conversion feature and $0.1 million unamortized premium).

In addition during 2010, the Company issued convertible promissory notes with an aggregate principal value of $4,746,480. The notes have a 4% interest rate, mature at various times up to September 30, 2011 and are convertible into shares of our common stock at conversion rates from $3.88 to $4.18. The holder may convert the principal and interest into a variable number of the Company's common stock at any time following both (i) conditional approval by the Toronto Stock Exchange ("TSX") of the listing of the shares of Company's common shares issuable upon conversion of each note and (ii) the date that the Company's Registration Statement on Form S-1 for the resale of the Company's common stock is declared effective by the SEC, but not later than the maturity date of each note.

During the three months ended March 2011 and in connection with certain acquisitions, the Company issued convertible promissory notes with an aggregate principal value of $7.1 million. The notes have a 4% interest rate and are convertible into a maximum aggregate of 3,666,204 shares of our common stock from $4.82 to $5.68. The holder may convert the principal and interest into a variable number of the Company's common stock at any time following both (i) conditional approval by the TSX of the listing of the shares of Company's common shares issuable upon conversion of each note and (ii) the date that the Company's Registration Statement on Form S-1 for the resale of the Company's common stock is declared effective by the SEC but not later than the maturity date of each note.

NOTE 8 — FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

The Company determines the fair value of certain assets and liabilities based on assumptions that market participants would use in pricing the assets or liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or the "exit price." The Company utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value and gives precedence to observable inputs in determining fair value. The following levels were established for each input:

Level 1: "Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets."

Level 2: "Include other inputs that are observable for the asset or liability either directly or indirectly in the marketplace."

Level 3: "Unobservable inputs for the asset or liability."

The above convertible promissory notes that are convertible into a variable number of shares of the Company's common stock were recorded at fair value on the date of issuance and subsequently at each reporting period. The fair value of these convertible promissory notes was based primarily on a Black-Scholes pricing model. The significant management assumptions and estimates used in determining the fair value included the expected term and volatility of our common stock. The expected volatility was based on an analysis of industry peer's historical stock price over the term of the notes as the Company did not have sufficient history of its own stock volatility, which was estimated at approximately 25%. Subsequent changes in the fair value of these instruments were recorded in other expense, net on the Condensed Consolidated Statements of Operations. Future movement in the market price of our stock could significantly change the fair value of these instruments and impact our earnings.

The convertible promissory notes that are convertible into a variable number of the Company's shares issued during 2010 and 2011 are Level 3 financial instruments since they are not traded on an active market and there are unobservable inputs, such as expected volatility used to determine the fair value of these instruments. The following table is a reconciliation of changes in carrying value of these notes including changes in fair value for notes that are convertible into a variable number of the Company's common shares for the three months ended March 31, 2011:

As Restated
Balance at December 31, 2010	$5,771
Issuance of convertible promissory notes	8,324
Unrealized losses included in earnings	1,961
Balance at March 31, 2011	$16,056

Financial Instruments

The Company's financial instruments, which may expose the Company to concentrations of credit risk, include cash and cash equivalents, account receivables, accounts payable, and debt. Cash and cash equivalents are maintained at financial institutions. The carrying amounts of cash and the current portion of accounts receivable and accounts payable approximate fair value due to the short maturity of these instruments. The fair value of the Company's debt is estimated based on the current borrowing rates available to the Company for bank loans with similar terms and maturities, and approximates the carrying value of these liabilities. In addition, the convertible promissory notes that are convertible into a variable number of the Company's common shares are recorded at fair value at each reporting period date.

NOTE 9 — OTHER EXPENSE, NET

Other expense, net consists of the following for the three months ended March 31, 2011 and 2010:

	2011
	(As Restated)	2010
Interest expense	$(344)	$(306)
Net loss on debt related fair value measurements	(1,961)	-
Foreign currency gain	35	-
Interest income	16	15
Total other expense, net	$(2,254)	$(291)

NOTE 10 — COMPREHENSIVE LOSS

Comprehensive loss consists of the following for the three months ended March 31, 2011 and 2010:

	2011
	(As Restated)	2010
Net loss	$(5,998)	$(1,595)
Foreign currency translation	242	-
Comprehensive loss	$(5,756)	$(1,595)

NOTE 11 — SUPPLEMENTAL CASH FLOW INFORMATION

The following table includes supplemental cash flow information, including non-cash investing and financing activity for the three months ended March 31, 2011 and 2010.

	2011
	(As Restated)	2010
Cash paid for interest	$284	$209

Cash received for interest	$16	$-
Notes payable issued or assumed on acquisitions	$10,321	$-

Conversion of promissory note	$5,077	$-

Issuance of shares for other acquisitions and
property and equipment	$2,144	$-
Debt and private placement issuance costs financed	$283	$-

NOTE 12 — LOSS PER SHARE

Loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. The following were not included in the computation of diluted loss per share for the three months ended March 31, 2011 and 2010 as their inclusion would be antidilutive:

●	Warrants to purchase 5,500,000 shares of common stock at $0.50 per share were outstanding and expire in November 2011.

●	Stock options and restricted units to purchase 5,055,428 shares of common stock.

●	Convertible promissory notes that if-converted would result in 2,602,811 shares of common stock.

NOTE 13 — INCOME TAXES

As a result of the merger with CoolBrands International, Inc. on November 2, 2010, as discussed in Note 1, "Business Description" of the Notes to Consolidated Financial Statements in our 2010 Annual Report, the Company converted from a corporation taxed under the provisions of Subchapter S of the Internal Revenue Code to a tax-paying entity and accounts for income taxes under the asset and liability method. For the three months ended March 31, 2011, the Company has recorded an estimate for income taxes based on the Company's projected net income for the year ending December 31, 2011 and an effective income tax rate of 51.6%.  The amount of income tax expense recorded for the period is based on the full year’s net income.

In addition, during the three months ended March 31, 2011, the Company reversed the valuation allowance of $2.4 million recorded as of December 31, 2010 as a result of the Company's net deferred tax liability balance of $13.7 million at March 31, 2011. The majority of these deferred tax liabilities were recorded as part of the acquisition of Choice on March 1, 2011 as discussed in Note 4, "Acquisitions".

See Note 16, "Subsequent Events" for information concerning the sale of the Waste segment, which consists principally of Choice, and further discussion of the valuation allowance referred to above.

NOTE 14 — SEGMENTS

On March 1, 2011, the Company completed its acquisition of Choice, a Florida based company that provides a complete range of solid waste and recycling collection, transportation, processing and disposal services. As a result of the acquisition of Choice, the Company now has two operating segments 1) Hygiene and 2) Waste. The Company's Hygiene operating segment primarily provides commercial hygiene services and products throughout much of the United States and operates a worldwide franchise and license system to provide the same products and services in markets where Company-owned operations do not exist. The Company's Waste segment primary consists of the operations of Choice and future acquisitions of solid waste collections acquisitions. Prior to the acquisition of Choice, the Company managed, allocated resources, and reported in one segment, Hygiene.

The following table presents financial information for each of the Company's reportable segments for the three months ended and as of March 31, 2011:

	Hygiene	Waste	Total
	(As Restated)	(As Restated)	(As Restated)
Revenue	$21,475	$5,810	$27,285

Depreciation and amortization	$2,122	$773	$2,895

Loss from operations	$(8,229)	$(1,911)	$(10,140)

Other (expense) income, net	$(2,260)	$6	$(2,254)

Net loss before income taxes	$(10,489)	$(1,905)	$(12,394)

Capital expenditures	$2,372	$294	$2,606

Total assets	$189,000	$120,356	$309,356

The Company sold its Waste segment during the fourth quarter of 2012 as more fully described in Note 16, "Subsequent Events."

NOTE 15 — COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

In connection with a distribution agreement entered into in December 2010, the Company provided a guarantee that the distributor's operating cash flows associated with the agreement would not fall below certain agreed-to minimums, subject to certain pre-defined conditions, over the ten year term of the distribution agreement. If the distributor's annual operating cash flow does fall below the agreed-to annual minimums, the Company will reimburse the distributor for any such short fall up to a pre-designated amount. No value was assigned to the fair value of the guarantee at March 31, 2011 and December 31, 2010 based on a probability assessment of the projected cash flows. Management currently does not believe that it is probable that any amounts will be paid under this agreement and thus there is no amount accrued for the guarantee in the Condensed Consolidated Financial Statements. This liability would be considered a Level three financial instruments given the unobservable inputs used in the projected cash flow model. See Note 8, "Fair Value Measurements and Financial Instruments" for the fair value hierarchy.

NOTE 16 — SUBSEQUENT EVENTS

Private placement

On April 15, 2011, we entered into a series of arm's length securities purchase agreements to sell 9,857,143 shares of our common stock at a price of $7.70 per share, for aggregate proceeds of $75.9 million to certain funds of a global financial institution (the "April Private Placement"). On April 19, 2011, we closed the April Private Placement and issued 9,857,143 shares of our common stock.  Pursuant to the securities purchase agreements, the shares of common stock issued in the April Private Placement could not be transferred on or before June 24, 2011 without our consent.  We agreed to use commercially reasonable efforts to file a resale registration statement with the SEC relating to the shares of common stock sold in the April Private Placement. If the registration statement was not filed or declared effective within the specified time periods the investors would have been, or if the registration statement ceases to remain effective for a period of time exceeding a sixty day grace period, the investors will be, entitled to receive monthly liquidated damages in cash equal to one percent of the original offering price for each share purchased in the April Private Placement that at such time remain subject to resale restrictions with an interest rate of one percent per month accruing daily for liquidated damages not paid in full within ten business days after the date payable.  On August 12, 2011 the SEC declared effective a resale registration statement relating to the 9,857,143 shares issued in the April Private Placement. The registration statement, including post-effective amendments to the registration statement, remained effective through April 12, 2012.  As a result of not timely filing our Annual Report on Form 10-K for the year ended December 31, 2011, the registration statement relating to shares issued in the April Private Placement is not effective, and as such we may be subject to liability under the penalty provision.

Acquisitions

Subsequent to March 31, 2011, the Company acquired several businesses. While the terms, price, and conditions of each of these acquisitions were negotiated individually, consideration to the sellers typically consists of a combination of cash and our common stock. Aggregate consideration paid for these acquired businesses was approximately $148.0 million consisting of approximately $99.2 million in cash and 7,309,000 shares of our common stock with a fair value of approximately $48.8 million.

These acquired businesses include the following acquisitions, which have an aggregate consideration of $52.8 million, consisting of $30.5 million in cash and 3,075,000 shares of our common stock with a fair value of $22.3 million:

●
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

●
Mt. Hood Solutions (“Mt. Hood”), an independent hygiene and chemical provider in the Northwest. Mt. Hood has been in business since 1902 and serves over 4,000 commercial and industrial customers in Oregon, Washington, Northern California, Idaho, Utah and Colorado through its more than 100 employees by offering a complete range of specialty chemicals and service programs to the foodservice, hospitality and healthcare industries, including ware washing, general cleaning, laundry and housekeeping services, as well as a line of products for manufacturing companies including industrial and water treatment products.

●
Lawson Sanitation, LLC (“Lawson”), a Miami-based solid waste services provider. Lawson has been in business since 2003 and serves commercial and multi-family commercial customers in South Florida by offering a complete range of solid waste and recycling collection, transportation, processing and disposal services.

Sale of Waste Segment

On November 15, 2012, the Company completed a stock sale of Choice and other acquired businesses that comprise the Waste segment, to Waste Services of Florida, Inc. for $123.3 million. The stock purchase agreement contains earn-out provisions that could provide additional sale proceeds to the Company of $1.8 million upon achievement of a predetermined revenue target and is also subject to customary purchase price adjustments, including revenue and EBITDA metrics. Ten percent of the purchase price is subject to a holdback and adjustment upon delivery of audited financial statements to the buyer.

As a result of the sale of Choice and all of its operations in the Waste segment, the Company operates in one business segment, Hygiene, effective with the filing of the 2012 Annual Report on Form 10-K.

In connection with the acquisition of Choice on March 1, 2011, the Company recorded deferred tax liabilities that allowed the Company to make a determination that the valuation allowance for the deferred tax asset $2.4 million recorded at December 31, 2010 was no longer necessary at March 31, 2011. Upon the sale of Choice in the fourth quarter of 2012 and with our history of operating losses, a valuation allowance may be necessary in the fourth quarter of 2012, or quarters prior to then.

The following supplemental pro forma information presents the financial results of the Company as if the purchase of Choice, which comprised the Waste segment at that time, had not occurred on March 1, 2011. The information also includes a valuation allowance for the deferred tax asset described in the previous paragraph. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the purchase of Choice not occurred on March 1, 2011, nor is the pro forma information indicative of any future results:

	Three Months Ended March 31,
	2011
Supplemental Pro Forma Information:	(As Restated)	2010
Revenue	$21,475	$14,729
Loss from operations	(8,544)	(1,304)
Loss per share
Basic and diluted	$(0.07)	$(0.03)

Weighted-average common shares used in the
computation of loss per share
Basic and diluted	122,780,115	57,829,630

Revolving Credit Facility

During 2012, we amended our credit facility with Wells Fargo Bank, National Association on each of April 12, 2012, May 15, 2012, June 28, 2012, July 30, 2012, August 31, 2012, September 27, 2012, and October 31, 2012, in each case, primarily to extend the dates by which we were required to file our Form 10-K for the year ended December 31, 2011 and Forms 10-Q for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012 and to avoid potential defaults for not timely filing these reports.  In addition, the August 31, 2012 amendment reduced the Company’s maximum borrowing limit to $50.0 million, provided that the Company met certain borrowing base requirements.  The September 27, 2012 amendment further reduced the Company’s maximum borrowing limit to $25.0 million, provided that the Company met certain modified borrowing base requirements.  The October 31, 2012 amendment required the Company to place certain amounts in a collateral account under the sole control of the administrative agent to meet the Company’s unencumbered liquidity requirements.  In connection with the sale of our Waste segment on November 15, 2012, we paid off the credit facility, which resulted in the termination of the credit facility.

Conversion of convertible promissory notes

Subsequent to March 31, 2011, convertible promissory notes with an aggregate principal amount of $11.7 million and an aggregate fair value of $15.9 million in short term obligations on the Condensed Consolidated Balance Sheets as of March 31, 2011 were converted into 2.7 million shares of the Company’s common stock.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our unaudited Condensed Consolidated Financial Statements and the related notes thereto included in Item 1 of this Quarterly Report on Form 10-Q/A as well as our "Selected Financial Data" and our audited Consolidated Financial Statements and the related notes thereto included in Item 6 and Item 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2010 (the "2010 Form 10-K"). In addition to historical consolidated financial information, this discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs. Actual results could differ from these expectations as a result of certain risk factors, including those described under Item 1A, "Risk Factors," of our 2010 Form 10-K.

Restatement and Audit Committee Review

On March 21, 2012, Swisher's Board of Directors (the "Board") determined that the Company's previously issued interim financial statements for the quarterly periods ended June 30, 2011 and September 30, 2011, and the other financial information in the Company's quarterly reports on Form 10-Q for the periods then ended should no longer be relied upon.  Subsequently, on March 27, 2012, the Audit Committee concluded that the Company's previously issued interim financial statements for the quarterly period ended March 31, 2011 should no longer be relied upon. The Board and Audit Committee made these determinations  in connection with the Audit Committee's then ongoing review into certain accounting matters.  We refer to the interim financial statements and the other financial information described above as the "Prior Financial Information."

The Audit Committee initiated its review after an informal inquiry by the Company and its independent auditor regarding a former employee's concerns with the application of certain accounting policies. The Company first initiated the informal inquiry by requesting that both the Audit Committee and the Company’s independent auditor look into the matters raised by the former employee. Following this informal inquiry, the Company’s senior management and its independent auditor advised the Chairman of the Company’s Audit Committee regarding the matters. Subsequently, the Audit Committee determined that an independent review of the matters presented by the former employee should be conducted.  During the course of its independent review, and due in part to the significant number of acquisitions made by the Company, the Audit Committee determined that it would be in the best interest of the Company and its stockholders to review the accounting entries relating to each of the 63 acquisitions made by the Company during the year ended December 31, 2011.

On May 17, 2012, Swisher announced that the Audit Committee had substantially completed the investigative portion of its internal review. In connection with substantial completion of its internal review, the Audit Committee recommended to the Board that the Company's Chief Financial Officer and two additional senior accounting personnel be separated from the Company as a result of their conduct in connection with the preparation of the Prior Financial Information.  Following this recommendation, the Board determined that these three accounting personnel be separated from the Company, effective immediately.  In making these employment determinations, the Board did not identify any conduct by these employees intended for or resulting in any personal benefit.

On May 17, 2012, the Company further announced that it had commenced a search process for a new Chief Financial Officer and that Steven Berrard, then the Company’s President and Chief Executive Officer, would also serve as the Company’s interim Chief Financial Officer.

On February 19, 2013, the Company filed amended quarterly reports on Form 10-Q/A for each of the quarterly periods ended March 31, June 30, and September 30, 2011 (the "Affected Periods"), including restated financial statements for the Affected Periods, to reflect adjustments to previously reported financial information, as discussed in Note 2, "Restatement of Condensed Consolidated Financial Statements" to the accompanying Notes to Condensed Consolidated Financial Statements. The adjustments reflect changes to the previously reported information identified as a result of the audit process conducted by our independent registered public accounting firm, the independent Audit Committee review, senior management's evaluation of the prior accounting for the related findings and concerns raised by a former employee, and certain other matters. For the reader's convenience, we refer to these collectively as the "Audit and Review Process." As part of the Audit and Review Process, additional adjustments to the Prior Financial Information were identified. We refer to the adjustments identified in the Audit and Review Process as the "Restatement Adjustments." The term Restatement Adjustments refers to adjustments to correct errors in the Company's prior accounting and an adjustment to reflect the impact of a change in accounting estimate resulting from the Company's reassessment of the remaining useful lives of its property and equipment. In summary, the Restatement Adjustments resulted in the following changes to the previously reported financial information for the Affected Periods as follows:

	As Reported	Restatement Adjustments	As Restated
	(In thousands except per share amounts)
Total assets	$306,420	$2,936	$309,356

Total liabilities	$90,588	$5,406	$95,994

Total stockholders' equity	$215,832	$(2,470)	$213,362

Revenue	$27,396	$(111)	$27,285

Net loss	$(3,215)	$(2,783)	$(5,998)

Loss per share	$(0.03)	$(0.02)	$(0.05)

Details of the Restatement Adjustments are included in Note 2, "Restatement of Condensed Consolidated Financial Statements" of the Notes to Condensed Consolidated Financial Statements. Throughout the remainder of Management's Discussion and Analysis of Financial Condition and Results of Operations, all referenced amounts give effect to the restatement.

Business Overview and Outlook

We provide essential hygiene and sanitation solutions to customers throughout much of North America and internationally through our global network of Company-owned operations, franchises and master licensees. These solutions include essential products and services that are designed to promote superior cleanliness and sanitation in commercial environments, while enhancing the safety, satisfaction and well-being of employees and patrons. These solutions are typically delivered by employees on a regularly scheduled basis and involve providing our customers with: (i) consumable products such as soap, paper, cleaning chemicals, detergents, and supplies, together with the rental and servicing of dish machines and other equipment for the dispensing of those products; (ii) the rental of facility service items requiring regular maintenance and cleaning, such as floor mats, mops, bar towels and linens; (iii) manual cleaning of their facilities, and (iv) solid waste collection services. We serve customers in a wide range of end-markets, with a particular emphasis on the foodservice, hospitality, retail, industrial, and healthcare industries. In addition, our solid waste collection business provides services primarily to commercial and residential customers through contracts with municipalities or other governmental agencies. See “Sale of Waste Segment” below and Note 16, "Subsequent Events" of the Notes to Condensed Consolidated Financial Statements for information concerning the sale of the Waste segment.

Prospectively, we intend to grow in both existing and new geographic markets through a combination of organic and acquisition growth. However, we will continue to focus our investments towards those opportunities which will most benefit our core businesses, chemical and linen processing services. Subsequent to the sale of our Waste segment in November, 2012, any solid waste offering will be via outsourced waste and recycling services delivered by third-party haulers. As of March 31, 2011, the Company has 83 Company-owned operations and 6 franchise operations located throughout the United States and Canada and has entered into 9 Master License Agreements covering the United Kingdom, Portugal, the Netherlands, Singapore, the Philippines, Taiwan, Korea, Hong Kong/Macau/China, and Mexico.

Segments

On March 1, 2011, the Company completed its acquisition of Choice Environmental Services, Inc. ("Choice"), a Florida based company that provides a complete range of solid waste and recycling collection, transportation, processing and disposal services. As a result of the acquisition of Choice, the Company now has two segments: 1) Hygiene and 2) Waste. The Company's Hygiene segment primarily provides commercial hygiene services and products throughout much of the United States, and additionally operates a worldwide franchise and license system to provide the same products and services in markets where Company- owned operations do not exist. The Company's Waste segment will consist of the operations of Choice and planned future acquisitions of solid waste collection businesses. Prior to the acquisition of Choice, the Company managed, allocated resources, and reported in one segment, Hygiene. See Note 14, "Segments" of the Notes to Condensed Consolidated Financial Statements.  Also, see Note 16, "Subsequent Events" of the Notes to Condensed Consolidated Financial Statements for information concerning the sale of the Waste segment.

Acquisitions

On March 1, 2011, the Company acquired Choice. Aggregate consideration included cash of $8.9 million, the issuance of 8,281,920 shares of common stock to Choice shareholders at a price of $5.89 or $48.8 million and payment of $39.1 million to Choice debt holders.

During the three months ended March 31, 2011, the Company acquired four of its franchisees and nine independent businesses. Aggregate consideration included cash of $3.9 million, the issuance of common stock at a fair value of $1.9 million and assumed debt of $8.6 million.

See Note 4, "Acquisitions" of the Notes to Condensed Consolidated Financial Statements for a further description of the acquisitions.

From April 1, 2011 through February 19, 2013, the Company acquired 53 businesses for total consideration of $148.06 million consisting of $99.2 million in cash and 7,309,000 shares of common stock with a fair value of $48.8 million. See Note 16, "Subsequent Events" of the Notes to Condensed Consolidated Financial Statements for a further description of the acquisitions.

Sale of Waste Segment

On November 15, 2012, the Company completed a stock sale of Choice and other acquired businesses that comprise the Waste segment, to Waste Services of Florida, Inc. for $123.3 million. The stock purchase agreement contains earn-out provisions that could provide additional sale proceeds to the Company of $1.8 million upon achievement of a predetermined revenue target and is also subject to customary purchase price adjustments, including revenue and EBITDA metrics. Ten percent of the purchase price is subject to a holdback and adjustment upon delivery of audited financial statements to the buyer.

As a result of the sale of Choice and all of its operations in the Waste segment, the Company operates in one business segment, Hygiene, effective with the filing of the 2012 Annual Report on Form 10-K.

In connection with the acquisition of Choice on March 1, 2011, the Company recorded deferred tax liabilities that allowed the Company to make a determination that the valuation allowance for the deferred tax asset $2.4 million recorded at December 31, 2010 was no longer necessary at March 31, 2011. Upon the sale of Choice in the fourth quarter of 2012 and with our history of operating losses, a valuation allowance may be necessary in the fourth quarter of 2012, or quarters prior to then.

The following supplemental pro forma information presents the financial results of the Company as if the purchase of Choice, which comprised the Waste segment at that time, had not occurred on March 1, 2011. The information also includes a valuation allowance for the deferred tax asset described in the previous paragraph. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the purchase of Choice not occurred on March 1, 2011, nor is the pro forma information indicative of any future results.

	Three Months Ended March 31,
	2011	2010
Supplemental Pro Forma Information:	(As Restated)
Revenue	$21,475	$14,729
Loss from operations	(8,544)	(1,304)
Loss per share
Basic and diluted	$(0.07)	$(0.03)

Weighted-average common shares used in the
computation of loss per share
Basic and diluted	116,780,115,	57,829,630

Acquisition and Merger Expenses

Acquisition and merger expenses include costs directly-related to the acquisition of our four franchisees and ten independent companies during the three months ended March 31, 2011, and costs directly-related to the merger with CoolBrands International, Inc. as discussed in Note 1, "Business Description" of the Notes to Consolidated Financial Statements in our 2010 Annual Report. These costs include costs directly-related to acquisitions and the merger and include third party due diligence, legal, accounting and professional service expenses.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, the most important and pervasive accounting policies used and areas most sensitive to material changes from external factors. See Note 2, "Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements in our 2010 Annual Report for additional discussion of the application of these and other accounting policies.

In conjunction with the final assessment of the fair value of assets acquired and liabilities assumed in 2011 resulting from the Audit and Review Process, estimates of the remaining useful lives for certain property and equipment were reviewed. This analysis indicated that overall these assets will continue to be used in the business for different periods than originally anticipated. As a result, the Company revised the estimated useful lives of property and equipment as follows:

	Useful Life in Months
	Previous	Revised
Linen	36	24
Dust control	3	36
Dish machines	60	84
Dispensers	24 to 36	24 to 60
Mops and bar towels	3 to 36	expensed
Vehicles	36	60
Office furniture and fixtures	36	60

The change in the useful life for these assets reflects the Company's current estimate of future periods to be benefited. The effect of this change in estimate for the three months ended March 31, 2011, was a reduction in depreciation expense of $0.2 million.  Had the change been made for the three months ended March 31, 2010, depreciation would have been reduced by less than twenty-five thousand dollars.  See Note 3, "Summary of Significant Accounting Policies" of the Notes to Condensed Consolidated Financial Statements.

Adoption of Newly Issued Accounting Pronouncements

Revenue Recognition: In October 2009, the FASB issued new standards for multiple-deliverable revenue arrangements. These new standards affect the determination of when individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. In addition, these new standards modify the manner in which the transaction consideration is allocated across separately identified deliverables, eliminate the use of the residual value method of allocating arrangement consideration and require expanded disclosure. These new standards will become effective for multiple-element arrangements entered into or materially modified on or after January 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. We adopted these standards for multiple-element arrangements entered into or materially modified on or after January 1, 2011. The adoption of this accounting standard did not have a material impact on the Company's Condensed Consolidated Financial Statements.

Goodwill: In December 2010, the FASB issued new standards defining when step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts should be performed and modifies step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For reporting units with zero or negative carrying amounts, an entity is required to perform step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The standards are effective for fiscal years and interim periods within those years, beginning December 15, 2010 and were effective for the Company on January 1, 2011. The adoption of this accounting standard did not have a material impact on the Company's Condensed Consolidated Financial Statements.

Business Combinations: In December 2010, the FASB issued new standards that clarify that if comparative financial statements are presented the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The standards are effective prospectively for material (either on an individual or aggregate basis) business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The Company has included the required disclosures in Note 4, "Acquisitions" of the Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2011

Impact of Acquisitions

During the year ended December 31, 2010, we acquired four franchisees and five independent businesses. During the first three months of 2011, we acquired four franchises and ten independent businesses, including Choice. The term "Acquisitions" refers to the four franchisees and five independent businesses acquired during the year ended December 31, 2010 and the four franchisees and the nine independent businesses, which excludes Choice, acquired during the three months ended March 31, 2011. See Note 16, "Subsequent Events" of the Notes to Condensed Consolidated Financial Statements for information concerning the acquisition and sale of businesses subsequent to March 31, 2011.

Revenue

We derive our revenue through the delivery of a wide variety of hygiene and sanitation products and services. We deliver these products and services on a regularly scheduled basis which include providing our customers with (i) consumable products such as soap, paper, cleaning chemicals, detergents, and supplies, together with the rental and servicing of dish machines and other equipment for the dispensing of those products; (ii) the rental of facility service items requiring regular maintenance and cleaning, such as floor mats, mops, bar towels, and linens; (iii) manual cleaning of their facilities; and (iv) solid waste collection and recycling services. Our Hygiene segment serves customers in a wide range of end-markets, with a particular emphasis on the foodservice, hospitality, retail, industrial, and healthcare industries. Our Waste segment primarily provides services to commercial and residential customers through contracts with municipalities or other governmental agencies.

Total revenue and the revenue derived from each revenue type for the three months ended March 31, 2011 and 2010 are as follows:

	2011
	(Restated)%		2010	%
Hygiene	(In thousands)
Company-owned operations:
Chemical products	$9,474	34.7%	$3,900	26.5%
Hygiene services	5,368	19.7	4,379	29.7
Paper and supplies	3,686	13.5	2,911	19.8
Rental and other	1,554	5.7	1,353	9.2
Total Company-owned operations	20,082	73.6	12,543	85.2
Franchise products and fees:	1,393	5.1	2,186	14.8
Total hygiene	21,475	78.7	14,729	100.0

Waste - services and products	5,810	21.3	-	-

Total revenue	$27,285	100.0%	$14,729	100.0%

Revenue increased $12.6 million or 85.2% for the three months ended March 31, 2011 as compared to the same period in 2010. This increase includes $5.8 million or 21.3% of total revenue related to the acquisition of Choice on March 1, 2011 and an increase of $5.4 million or 19.8% from Acquisitions. Excluding the impact of acquisitions, revenue increased $2.1 million or 17.0% in Company-owned products and services revenue and is partially offset by a decrease of $0.8 million or 36.3% in hygiene franchise product and fees revenue.  The increase in Company-owned products and services revenue, excluding the effect of Acquisitions, primarily consists of an increase of $2.7 million or 68.5% in chemical products revenue and is partially offset by a decrease of $0.5 million or 11.9 % in hygiene services revenue.

During the first three months of 2011, our sales mix continued to shift towards our core chemical product business from our legacy hygiene business. Three principal factors have contributed to this trend: (i) since 2009, we have placed particular emphasis on the development of our core markets including our chemical offering, particularly as it relates to ware washing and laundry solutions and a lesser focus on our legacy hygiene service offerings; (ii) over this same period, we have aggressively managed customer profitability terminating less favorable arrangements which were more prevalent in the legacy hygiene business; and (iii) we have been impacted by the prolonged effects of challenging economic conditions that has resulted in customer attrition, lower consumption levels of products and services, and a reduction or elimination in spending for hygiene-related products and services by our customers.

Franchise products and fees revenue decreased $0.8 million or 36.3% for the three months ended March 31, 2011 as compared to the same period in 2010. This decrease is primarily due to acquisitions of franchisees during the period which resulted in less revenue from franchisee product sales and fees in the amount of $1.0 million.

Cost of Sales

Hygiene cost of sales consists primarily of paper, air freshener, chemical and other consumable products sold to our customers, franchisees and international licensees. Waste cost of sales includes costs related to the disposal of collections and cost of recycled paper purchases. Cost of sales for the three months ended March 31, 2011 and 2010 are as follows:

	2011
	(Restated)	%(1)	2010	%(1)
Cost of Sales	(In thousands)
Hygiene
Company-owned operations	$7,143	35.6%	$4,006	31.9%
Franchise products and fees	1,099	78.9	1,303	59.6
Total hygiene	8,242	38.4	5,309	36.0

Waste - services and products	1,766	30.4	-	-

Total cost of sales	$10,008	36.7%	$5,309	36.0%

 (1)           Represents cost as a percentage of the respective product line revenue.

Cost of sales increased $4.7 million or 88.5% for the three months ended March 31, 2011 as compared to the same period in 2010, $1.8 million of total cost of sales related to the acquisition of Choice and $1.6 million related to Acquisitions. Excluding the impact of acquisitions, cost of sales increased $1.4 million or 25.7% for the three months ended March 31, 2011 as compared to the same period in 2010.

Company-owned operations cost of sales increased $3.1 million or 78.3% to $7.1 million for the three months ended March 31, 2011 as compared to the same period in 2010 and includes $1.6 related to Acquisitions. Excluding the impact of Acquisitions, Company-owned cost of sales increased $1.6 million to $5.6 million or 38.0% of related revenue for the three months ended March 31, 2011 as compared to $4.0 million or 31.9% of related revenue for the same period in 2010. The increase in the amount and the percentage of Company-owned cost of sales for the three months ended March 31, 2011, is a result of the increased revenue from chemical products which have a higher cost to produce versus other Company-owned products.

Route Expenses

Route expenses consist primarily of costs incurred by the Company for the delivery of products and providing services to customers. The details of route expenses for the three months ended March 31, 2011 and 2010 are as follows:

	2011
	(As Restated)	%(1)	2010	%(1)
Route Expenses	(In thousands)
Hygiene
Company-owned operations:
Compensation	$3,899	19.4%	$2,267	18.1%
Vehicle and other expenses	1,256	6.3	907	7.2
Total Company-owned operations	5,155	25.7	3,174	25.3

Waste	1,944	33.5	-	-

Total route expenses	$7,099	26.0%	$3,174	21.5%

(1)	Represents route expenses as a percentage of (i) Hygiene segment – total revenue from Company-owned operations and (ii) Waste segment – total waste revenue.

Route expenses increased $3.9 million or 123.6% to $7.1 million for the three months ended March 31, 2011 as compared to $3.2 million in the same period in 2010,  including $1.9 million or 27.4% of total route expenses related to the acquisition of Choice, and $1.3 million or 18.6% related to Acquisitions. Excluding the impact of acquisitions, route expenses increased $0.7 million or 20.9% for the three months ended March 31, 2011 as a result of an increase in compensation for additional personnel and vehicle costs in the amount of $0.5 and $0.2 million, respectively, related to a new distribution agreement.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of the costs incurred for:

●	Branch office and field management support costs that are related to field operations. These costs include compensation, occupancy expense and other general and administrative expenses.

●	Sales expenses, which include marketing expenses and compensation and commission for branch sales representatives and corporate account executives.

●
Corporate office expenses that are related to general support services, which include executive management compensation and related costs, as well as department cost for information technology, human resources, accounting, purchasing and other support functions.

The details of selling, general and administrative expenses for the three months ended March 31, 2011 and 2010 are as follows:

	2011
	(As Restated)	%(1)	2010	%(1)
Selling, General & Administrative Expenses	(In thousands)
Hygiene
Compensation	$8,206	38.2%	$4,475	30.4%
Occupancy	1,187	5.5	848	5.8
Other	4,136	19.3	1,184	8.0
Waste	1,131	19.5	-	-

Total selling, general & administrative expenses	$14,660	53.7%	$6,507	44.2%

(1)           Represents expenses as a percentage of the respective segments' related revenue.

Selling, general, and administrative expenses increased $8.2 million or 125.3% to $14.7 million for the three months ended March 31, 2011 as compared to $6.5 million in the same period of 2010 and includes $1.1 million, or 19.5% of waste revenue, related to the acquisition of Choice and $1.3 million from Acquisitions. Excluding the impact from acquisitions, selling, general, and administrative expenses increased $5.8 million or 88.5%.

Hygiene compensation expenses increased $3.7 million or 83.4% to $8.2 million for the three months ended March 31, 2011 as compared to $4.5 million in the same period of 2010 and includes $0.9 million related to Hygiene Acquisitions.  Excluding the impact of these acquisitions, hygiene compensation expense increased $2.8 million or 63.3% to $8.2 million for the three months ended March 31, 2011 as compared to the same period in 2010.  This increase is primarily the result of increases of approximately $1.2 million in costs related primarily to our expansion of our corporate, field and distribution sales organizations that began in 2009 which has continued into 2011 to accelerate the growth in our core chemical program.

Occupancy expenses increased $0.3 million or 40.0% to $1.2 million for the three months ended March 31, 2011 as compared to $0.8 million in the same period of 2010 and is a result of the Acquisitions.

Other expenses increased $2.9 million or 249.3% to $4.1 million for the three months ended March 31, 2011 as compared to $1.2 million in the same period in 2010 and includes an increase of $0.2 million for Acquisitions.  Excluding the impact of these acquisitions, other expenses increased $2.8 million or 233.4% to $3.9 million primarily due to the expansion of our business that included increases in expenses for professional fees, marketing, travel, insurance and other office and administrative expenses, many of which relate to our transition from a private company to a public company.

Acquisition and Merger Expenses

Acquisition and merger expenses of $1.3 million include expenses of $0.3 million related to the acquisition of our four franchisees and ten independent companies during the three months ended March 31, 2011 and $1.0 million of expenses incurred during 2011, related to the August 17, 2010 merger with CoolBrands International, Inc. as discussed in Note 1, "Business Description" of the Notes to Consolidated Financial Statements in our 2010 Annual Report on Form 10-K. These expenses include costs for third party due diligence, legal, accounting and other professional services fees.

Loss on Extinguishment of Debt

On March 1, 2011, we closed the acquisition of Choice and issued 8,281,920 shares of our common stock to the former shareholders of Choice, assumed $1.7 million of debt, and paid off $39.2 million of Choice debt.  In paying the balance on this Choice debt, we incurred a prepayment penalty of $1.5 million which is included in loss on extinguishment of debt in the Condensed Consolidated Statement of Operations.

Depreciation and Amortization

Depreciation and amortization consists of depreciation of property and equipment and the amortization of intangible assets. Depreciation and amortization increased $1.9 million or 190.0% to $2.9 million for the three months ended March 31, 2011 as compared to $1.0 million during the same period of 2010. This increase includes $0.8 million related to the acquisition of Choice and $0.4 million for other Acquisitions and is primarily the result of amortization for acquired other intangible assets including customer contracts and relationships and non-compete agreements obtained as part of these acquisitions. These increases are net of a $0.3 million decrease resulting in a change in estimate of useful lives more fully described in Note 3, "Summary of Significant Accounting Policies" of the Condensed Consolidated Financial Statements. The remaining increase is primarily related to depreciation on capital expenditures of $7.2 million made since March 31, 2010.

Other Expense, Net

Details of other expense, net for the three months ended March 31, 2011 and 2010 follows:

	2011
	(As Restated)	2010
Other Expense, Net	(In thousands)

Interest expense	$(344)	$(306)
Net loss on debt related fair value
measurements	(1,961)	-
Foreign currency gain	35	-
Interest income	16	15

Total other expense, net	$(2,254)	$(291)

The net loss on debt related fair value measurements of $2.0 million for the three months ended March 31, 2011 is the result of the required adjustment to fair value of the convertible promissory notes that were issued during the second half of 2010 and first quarter of 2011. The fair value of these convertible promissory notes is impacted by the market price of our stock. See Note 7, "Long-term Obligations" of the Notes to Condensed Consolidated Financial Statements.

Cash Flows Summary

The following table summarizes cash flows for the three months ended March 31, 2011 and 2010:

	2011
	(As Restated)	2010
Cash Flows Summary	(In thousands)
Net cash used in operating activities	$(4,712)	$(75)
Net cash used in investing activities	(47,041)	(1,003)
Net cash provided by financing activities	117,809	725
Net increase (decrease) in cash and cash equivalents	$66,056	$(353)

Net cash used in operating activities for the three months ended March 31, 2011 was $4.7 million compared to $0.1 million in the same period of 2010. The increase of $4.6 million is primarily due to an increase in the net loss of $4.4 million which includes $1.3 million of acquisition and merger expenses.

Net cash used in investing activities increased $46.0 million to $47.0 million for the three months ended March 31, 2011 compared with net cash used in investing activities of $1.0 million for the same period of 2010. This increase is due to $49.8 million in cash paid for acquisitions, net of cash acquired, a $1.4 million increase in capital expenditures and is partially offset by the release of restrictions on certain cash balances of $5.2 million. Cash paid for acquisitions consists of $45.2 million for Choice and $4.6 million for all other Acquisitions. There were no acquisitions during the three months ended March 31, 2010.

Cash provided by financing activities increased $117.1 million to $117.8 million for the three months ended March 31, 2011, compared with net cash provided by financing activities of $0.7 million during the same period in 2010. This increase consists primarily of $116.1 million of cash received from private placements of our common stock, $0.9 million of principal payments of debt and $2.3 million of net borrowing under lines of credit.

Liquidity and Capital Resources

We fund the development and growth of our business with cash generated from operations, bank credit facilities, the sale of equity, third party financing for acquisitions, and capital leases for equipment.

Revolving Credit Facilities

In March 2011, we entered into a $100.0 million senior secured revolving credit facility (the "Credit Facility"). Under the Credit Facility, the Company has an initial borrowing availability of $32.5 million, which will increase to the fully committed $100.0 million upon delivery of our unaudited quarterly financial statements for the quarter ended March 31, 2011 and satisfaction of certain financial covenants regarding leverage and coverage ratios and a minimum liquidity requirement, which requirements we met as of March 31, 2011.

Borrowings under the Credit Facility are secured by a first priority lien on substantially all of our existing and hereafter acquired assets, including $25.0 million of cash on borrowings in excess of $75.0 million. Furthermore, borrowings are guaranteed by all of our domestic subsidiaries and secured by substantially all the assets and stock of our domestic subsidiaries and substantially all of the stock of our foreign subsidiaries. Interest on borrowings will typically accrue at London Interbank Offered Rate ("LIBOR") plus 2.5% to 4.0%, depending on the ratio of senior debt to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") (as such term is defined in the credit facility, which includes specified adjustments and allowances authorized by the lender, as provided for in such definition). We also have the option to request swingline loans and borrowings using a base rate. Interest is payable monthly or quarterly on all outstanding borrowings. The credit facility matures on July 31, 2013.

Borrowings and availability under the credit facility are subject to compliance with financial covenants, including achieving specified consolidated EBITDA levels, which will depend on the success of our acquisition strategy, and maintaining leverage and coverage ratios and a minimum liquidity requirement. The consolidated EBITDA covenant, the leverage and coverage ratios, and the minimum liquidity requirements should not be considered indicative of the Company's expectations regarding future performance. The Credit Facility also places restrictions on our ability to incur additional indebtedness, make certain acquisitions, create liens or other encumbrances, sell or otherwise dispose of assets, and merge or consolidate with other entities or enter into a change of control transaction. Failure to achieve or maintain the financial covenants in the Credit Facility or failure to comply with one or more of the operational covenants could adversely affect our ability to borrow monies and could result in a default under the Credit Facility. The Credit Facility is subject to other standard default provisions.

The Credit Facility replaces our current aggregated $25.0 million credit facilities, which are discussed in the 2010 Annual Report.

See Note 16, "Subsequent Events" of the Notes to Condensed Consolidated Financial Statements which discusses the sale of the Company's Waste segment in the fourth quarter of 2012 and the payoff of this credit facility.

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

On March 1, 2011, we closed the acquisition of Choice and issued 8,281,920 shares of our common stock to the former shareholders of Choice and assumed $1.7 million of debt. In addition, cash was paid to Choice debt holders of $40.7 million, including a prepayment penalty of $1.5 million, and certain shareholders of Choice received $5,700,000 in cash and warrants to purchase an additional 918,076 shares at an exercise price of $6.21, which expired on March 31, 2011 and were not exercised.  The prepayment penalty on Choice debt of $1.5 million was treated as a period expense in other expense on the Company’s income statement.

On March 1, 2011, in connection with the closing of the acquisition of Choice, the 12,262,500 Subscription Receipts were exchanged for 12,262,500 shares of our common stock. We agreed to use commercially reasonable efforts to file a resale registration statement with the SEC relating to the shares of common stock underlying the Subscription Receipts. If the registration statement was not filed or declared effective within specified time periods, or if the registration statement ceased to be effective for a period of time exceeding certain grace periods, the initial subscribers of Subscription Receipts would be entitled to receive an additional 0.1 share of common stock for each share of common stock underlying Subscription Receipts held by any such initial subscriber at that time. The Company filed a resale registration statement with the SEC relating to the 8,281,900 shares issued to the former shareholders of Choice and the 12,262,500 shares issued in connection with the private placement. The registration statement was effective as of the date of this filing of the Original 10-Q.  The registration statement, including post-effective amendments to the registration statement, remained effective through April 12, 2012.  As a result of not timely filing our Annual Report on Form 10-K for the year ended December 31, 2011, the registration statements relating to shares issued in exchange for the Subscription Receipts is not effective.

On March 22, 2011, we entered into a series of arm's length securities purchase agreements to sell 12,000,000 shares of our common stock at a price of $5.00 per share, for aggregate proceeds of $60,000,000 to certain funds of a global financial institution (the "March Private Placement"). On March 23, 2011, we closed the March Private Placement and issued 12,000,000 shares of our common stock. Pursuant to the securities purchase agreements, the shares of common stock issued in the March Private Placement could not be transferred on or before June 24, 2011 without our consent. We agreed to use our commercially reasonable efforts to file a resale registration statement with the SEC relating to the shares of common stock sold in the March Private Placement. If the registration statement was not filed or declared effective within specified time periods the investors would have been, or if the registration statement ceases to remain effective for a period of time exceeding a sixty day grace period, the investors will be entitled to receive monthly liquidated damages in cash equal to one percent of the original offering price for each share purchased in the private placement that at such time remain subject to resale restrictions, with an interest rate of one percent per month accruing daily for liquidated damages not paid in full within ten business days.  On April 21, 2011, the SEC declared effective a resale registration statement relating to the 12,000,000 shares issued in the March Private Placement. The registration statement, including post-effective amendments to the registration statement, remained effective through April 12, 2012.  As a result of not timely filing our Annual Report on Form 10-K for the year ended December 31, 2011, the registration statement relating to shares issued in the March Private Placement is not effective, and as a result, we may be subject to liability under the penalty provision.

On April 15, 2011, we entered into a series of arm's length securities purchase agreements to sell 9,857,143 shares of our common stock at a price of $7.70 per share, for aggregate proceeds of $75.9 million to certain funds of a global financial institution. We completed this transaction on April 19, 2011 and we intend to use the proceeds from this transaction to further our organic and acquisition growth strategy, as well as for working capital purposes.

See Note 16, "Subsequent Events" of the Notes to Condensed Consolidated Financial Statements for further discussion of the April Private Placement.

Acquisitions and Sales

During the three month period ended March 31, 2011, we paid cash of $12.3 million for four franchises and ten independent businesses, of which $7.6 million was for the acquisition of Choice. In addition, subsequent to March 31, 2011, the Company acquired additional businesses.

On November 15, 2012, we completed a stock sale of Choice and other acquired businesses in the Waste segment to Waste Services of Florida, Inc. for $123.3 million in cash.

See Note 16, "Subsequent Events" of the Notes to Condensed Consolidated Financial Statements.

Cash Requirements

Our cash requirements for the next twelve months consist primarily of: (i) capital expenditures associated with dispensing equipment, dish machines and other items in service at customer locations, equipment, vehicles, and software; (ii) financing for acquisitions; (iii) working capital; and (iv) payment of principal and interest on borrowings under our credit facilities, debt obligations incurred or assumed in connection with acquisitions, and other notes payable for equipment and software.

During the three months ended March 31, 2011, our cash and cash equivalents increased by $60.9 million. We expect that our cash on hand and the cash flow provided by operating activities will be sufficient to fund working capital, general corporate needs and planned capital expenditures for the next twelve months. However, there is no assurance that these sources of liquidity will be sufficient to fund our internal growth initiatives or the investments and acquisition activities that we may wish to pursue. If we pursue significant internal growth initiatives or if we wish to acquire additional businesses in transactions that include cash payments as part of the purchase price, we may pursue additional debt or equity sources to finance such transactions and activities, depending on market conditions.

As discussed above, we sold the Waste segment, which consisted principally of Choice, for $123.3 million in cash on November 15, 2012. In conjunction with the closing of the transaction, Swisher paid off a credit facility of $17.2 million, equipment leases associated with the operations of Choice totaling $13.2 million and an outstanding note in the amount of $2.0 million.

See Note 16, "Subsequent Events" of the Notes to Condensed Consolidated Financial Statements.

Financial Instruments — Convertible Promissory Notes

We determine the fair value of certain convertible debt instruments issued as part of business combinations based on assumptions that market participants would use in pricing the liabilities. We have used a Black Scholes pricing model to estimate fair value of our convertible promissory notes, which requires the use of certain assumptions such as expected term and volatility of our common stock. The expected volatility was based on an analysis of industry peer's historical stock price over the term of the notes as we currently do not have our own stock price history. The expected volatility was estimated at approximately 25%. Changes in the fair value of convertible debt instruments are recorded in other expense, net on the Condensed Consolidated Statement of Operations.

Subsequent to March 31, 2011, $8,246,480 of these convertible promissory notes with an aggregate fair value of $13,450,480 converted into 1,855,857 shares of our common stock and as a result we will record $3,693,300 of expense for the fair value adjustment on the conversion date in our Consolidated Statement of Operations for the quarter ending June 30, 2011. In addition, for the remaining convertible promissory notes that have not converted subsequent to March 31, 2011, we would record approximately $640,000 of expense for every $1.00 increase in our stock price. Increases or decreases in the market value of our stock price could affect the fair value of these instruments and our earnings.

Income Taxes

As a result of the merger with CoolBrands International, Inc. on November 2, 2010, as discussed in Note 1, "Business Description" of the Notes to Consolidated Financial Statements in our 2010 Annual Report, the Company converted from a corporation taxed under the provisions of Subchapter S of the Internal Revenue Code to a tax-paying entity and accounts for income taxes under the asset and liability method. Therefore, for the three months ended March 31, 2011, the Company has recorded an estimate for income taxes based on the Company's projected net income for the year ending December 31, 2011 and an effective income tax rate of 51.6%. The amount of income tax expense or benefit to be recorded in future periods is based on the full year’s net income.

In addition, during the three months ended March 31, 2011, the Company reversed the valuation allowance of $2.4 million recorded as of December 31, 2010 as a result of the Company's net deferred tax liability balance of $13.7 million at March 31, 2011. The majority of these deferred tax liabilities were recorded as part of the acquisition of Choice on March 1, 2011 as discussed in Note 4, "Acquisitions" of the Notes to Condensed Consolidated Financial Statements.

Litigation and Other Contingencies

The Company may be involved in other litigation matters from time to time in the ordinary course of its business. We do not believe at this time that other litigation matters will have a material adverse effect on our business, financial condition and results of operations. The ultimate resolution of a litigation matter cannot be predicted with certainty and, therefore, we cannot assure you that the outcome of any of our litigation matters will not have a material adverse effect on our business, financial condition and results of operations.

For a discussion of additional legal proceedings relating to our restatements to which we have become a party after March 31, 2011, please read "Explanatory Footnote – Securities Litigation."

Off-Balance Sheet Arrangements

Other than operating leases, there are no significant off-balance sheet financing arrangements or relationships with unconsolidated entities or financial partnerships, which are often referred to as "special purpose entities." Therefore, there is no exposure to any financing, liquidity, market or credit risk that could arise, had we engaged in such relationships.

In connection with a distribution agreement entered into in December 2010 between the Company and a distributor of Company-owned products, we provided a guarantee that the distributor's operating cash flows associated with the agreement would not fall below certain agreed-to minimums, subject to certain pre-defined conditions, over the ten year term of the distribution agreement. If the distributor's annual operating cash flow does fall below the agreed-to annual minimums, we will reimburse the distributor for any such short fall up to a pre-designated amount. No value was assigned to the fair value of the guarantee at March 31, 2011 and December 31, 2010 based on a probability assessment of the projected cash flows. Management currently does not believe that it is probable that any amounts will be paid under this agreement and thus there is no amount accrued for the guarantee in the Condensed Consolidated Financial Statements.

Adjusted EBITDA

In addition to net income determined in accordance with GAAP, we use certain non-GAAP measures, such as "Adjusted EBITDA", in assessing our operating performance. We believe the non-GAAP measure serves as an appropriate measure to be used in evaluating the performance of our business. We define Adjusted EBITDA as net loss excluding the impact of income taxes, depreciation and amortization expense, interest expense and income, gains on foreign currency, unrealized loss on convertible debt, stock based compensation, and third party costs directly related to merger and acquisitions. We present Adjusted EBITDA because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of our results. Management uses this non-GAAP financial measure frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods and gives a better indication of our core operating performance. We include this non-GAAP financial measure in our earnings announcement and guidance in order to provide transparency to our investors and enable investors to better compare our operating performance with the operating performance of our competitors. Adjusted EBITDA should not be considered in isolation from, and is not intended to represent an alternative measure of, operating results or of cash flows from operating activities, as determined in accordance with GAAP. Additionally, our definition of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

Under SEC rules, we are required to provide a reconciliation of non-GAAP measures to the most directly comparable GAAP measures. Accordingly, the following is a reconciliation of our Net loss reported in the Condensed Consolidated Statements of Operations to Adjusted EBITDA for the three months ended March 31, 2011 and 2010:

	2011
	(As Restated)	2010
	(In thousands)

Net loss	$(5,998)	$(1,595)
Income tax benefit	(6,396)	-
Depreciation and amortization expense	2,895	1,043
Interest expense, net	328	291
Gains on foreign currency	35	-
Unrealized loss on convertible debt	1,961	-
Stock based compensation	802	-
Loss on extinguishment of debt	1,500	-
Acquisition and merger expenses	1,264	-

Adjusted EBITDA	$(3,609)	$(261)

FORWARD-LOOKING STATEMENTS

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Form 10-Q/A, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of the Original 10-Q or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include the following:

●	We have a history of significant operating losses and as such our future revenue and operating profitability are uncertain;

●	Matters relating to or arising from our recent restatement could have a material adverse effect on our business, operating results and financial condition;

●	We may fail to maintain our listing on The NASDAQ Stock Market and the Toronto Stock Exchange;

●	We may be harmed if we do not penetrate markets and grow our current business operations;

●	We may require additional capital in the future and no assurance can be given that such capital will be available on terms acceptable to us, or at all;

●	Failure to attract, train, and retain personnel to manage our growth could adversely impact our operating results;

●	We may not be able to properly integrate the operations of acquired businesses and achieve anticipated benefits of cost savings or revenue enhancements;

●	We may incur unexpected costs, expenses, or liabilities relating to undisclosed liabilities of our acquired businesses;

●	We may recognize impairment charges which could adversely affect our results of operations and financial condition;

●	Goodwill resulting from acquisitions may adversely affect our results of operations;

●	Future issuances of our common stock in connection with acquisitions could have a dilutive effect on your investment;

●	Future sales of Swisher Hygiene shares by our stockholders could affect the market price of our shares;

●
Our business and growth strategy depends in large part on the success of our franchisees and international licensees, and our brand reputation may be harmed by actions out of our control that are taken by franchisees and international licensees;

●	Failure to retain our current customers and renew existing customer contracts could adversely affect our business;

●	The pricing, terms, and length of customer service agreements may constrain our ability to recover costs and to make a profit on our contracts;

●	Changes in economic conditions that impact the industries in which our end-users primarily operate in could adversely affect our business;

●	Our solid waste collection operations are geographically concentrated and are therefore subject to regional economic downturns and other regional factors;

●	If we are required to change the pricing models for our products or services to compete successfully, our margins and operating results may be adversely affected;

●
Several members of our senior management team are critical to our business and if these individuals do not remain with us in the future, it could have a material adverse impact on our business, financial condition and results of operations;

●	The financial condition and operating ability of third parties may adversely affect our business;

●	Increases in fuel and energy costs could adversely affect our results of operations and financial condition;

●	Our products contain hazardous materials and chemicals, which could result in claims against us;

●
We are subject to environmental, health and safety regulations, and may be adversely affected by new and changing laws and regulations, that generate ongoing environmental costs and could subject us to liability;

●	Future changes in laws or renewed enforcement of laws regulating the flow of solid waste in interstate commerce could adversely affect our results of operations and financial condition;

●	If our products are improperly manufactured, packaged, or labeled or become adulterated, those items may need to be recalled;

●	Changes in the types or variety of our service offerings could affect our financial performance;

●	We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business;

●	If we are unable to protect our information and telecommunication systems against disruptions or failures, our operations could be disrupted;

●	Insurance policies may not cover all operating risks and a casualty loss beyond the limits of our coverage could adversely impact our business;

●	Our current size and growth strategy could cause our revenue and operating results to fluctuate more than some of our larger, more established competitors or other public companies;

●	Certain stockholders may exert significant influence over corporate action requiring stockholder approval; and

●	Provisions of Delaware law and our organizational documents may delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, including changes in interest rates and fuel prices. We do not use financial instruments for speculative trading purposes and we do not hold derivative financial instruments that could expose us to significant market risk. We do not currently have any contract with vendors where we have exposure to the underlying commodity prices. In such event, we would consider implementing price increases and pursue cost reduction initiatives; however, we may not be able to pass on these increases in whole or in part to our customers or realize costs savings needed to offset these increases. The following discussion does not consider the effects that may have an adverse change on the overall economy, and it also does not consider actions we may take to mitigate our exposure to these changes. We cannot guarantee that the action we take to mitigate these exposures will be successful.

Interest Rate Risk

At March 31, 2011, we had variable rate debt of $27.8 million under two lines of credit with an average periodic interest rate on outstanding balances that fluctuates based on LIBOR plus 2.5% to 4.0%. At the above level of borrowings, for every 50 basis point change in LIBOR, quarterly interest expense associated with such borrowings would correspondingly increase or decrease by approximately $0.1 million annually. This analysis does not consider the effects of any other changes to our capital structure. A 10% change in interest rates would have an immaterial effect on the fair value of our final rate debt.

Fuel

Fuel costs represent a significant operating expense. To date, we have not entered into any contracts or employed any strategies to mitigate our exposure to fuel costs. Historically, we have made limited use of fuel surcharges or delivery fees to help offset rises in fuel costs. Such charges have not been in the past, and we believe will not be going forward, applicable to all customers. Consequently, an increase in fuel costs results in a decrease in our operating margin percentage. At current consumption level, a $0.50 change in the price of fuel changes our fuel costs by approximately $0.3 million on an annual basis.

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and, include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our former CEO and former CFO, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011. Based upon that evaluation, at the time the Original 10-Q was filed on May 16, 2011, management concluded that our disclosure controls and procedures were effective as of March 31, 2011. Subsequent to that evaluation, in connection with filing this Amended 10-Q, management concluded that our disclosure controls and procedures were not effective as of March 31, 2011 because of the deficiencies in our internal control over financial reporting discussed below.

●
The effectiveness of our entity-level control environment, including placing an undue emphasis on internal anticipated financial results in communications during the financial statement close process, communication regarding the high standards for internal control over financial reporting, in maintaining effective communication within the reporting department and with our independent registered public accounting firm, and segregation of job responsibilities within the financial reporting department.

●
The effectiveness of our control over the financial reporting close process allowing for override of entity-level controls resulting in a number of journal entries having either insufficient or no support.

●
The effectiveness of our financial statement review process, including application of formal written policies and procedures governing our financial statement close process, and control in the preparation, documentation, review, and approval of journal entries, and in the preparation, review, and approval of account reconciliations.

●
The effectiveness of our accounting department resulting from the insufficient number of qualified accounting personnel with the required proficiency to apply purchase accounting policies in accordance with Generally Accepted Accounting Principles ("GAAP"), including with respect to acquisitions, the significant number of acquisitions made during the quarter ended March 31, 2011, and the difficulty of integrating the accounting systems of acquired entities into our internal control system.

●
 The effectiveness of transactional level controls designed to ensure the proper recording and elimination of inter-company transactions for GAAP reporting purposes, appropriate cut-off procedures, proper tracking of the physical movement of fixed assets and inventory and the maintenance of cash accounts, proper customer invoicing and payments, and accurate recording of accrued liabilities and stock based compensation expense.

●
The effectiveness of certain information technology controls regarding inaccurate system generated reports, such as control over the input, calculation, and review of spreadsheet software, user access rights to the software, and changes in and testing to system software and infrastructure technology.

A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The control deficiencies identified above contributed to the restatements of our condensed consolidated financial statements for the quarterly periods ended March 31, 2011, June 30, 2011, and September 30, 2011, and contributed to the delay in filing of our Annual Report on Form 10-K for the year ended December 31, 2011, and should be considered material weaknesses in our internal control over financial reporting.

As set forth below, management has taken or will take steps to remediate each of the control deficiencies identified above. Notwithstanding the control deficiencies described above, we have performed additional analyses and other procedures to enable management to conclude that our condensed consolidated financial statements included in this Amended Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the period ended March 31, 2011.

Management's Remediation Plan

Following the Audit Committee's independent review, and in response to the deficiencies discussed above, we plan to continue efforts already underway to improve internal control over financial reporting, which include the following:

●
We have further enhanced open and timely communication with our independent registered public accounting firm and our Audit Committee in order to ensure the effective review and audit of our accounts. We continue to upgrade, monitor, and evaluate our compliance functions in order to improve control consciousness and minimize errors in financial reporting. We are also focused on improving the education and training of employees involved in the financial reporting process, including with respect to the appropriateness and frequency of communications.

●
We have hired a new Interim Chief Financial Officer, an Interim Director of SEC Reporting, a Director of Financial Planning and Analysis, and a Corporate Controller. We have also hired a Vice President of Internal Audit, a senior level position reporting to the Audit Committee to oversee a newly established Internal Audit Department. The Department has developed and is implementing an internal audit program which will provide an independent risk-based evaluation of the Company's control environment on an ongoing basis. We have also filled other key accounting positions with qualified personnel and will continue to augment our accounting staff as needed.

●
We have restructured the accounting organization in accordance with our new policies and enhanced control environment. We have also enhanced the segregation of duties and certain operational functions within Information Technology, Human Resources, Financial Planning and Analysis, and Accounting, including payroll and treasury. The restructuring resulted in defined review and approval levels by positions.

●
We have enhanced our journal entry policy, including a more stringent review and approval process. We have acquired and are implementing new software for recording asset acquisitions movement and disposal, and computing depreciation expense for financial and tax reporting. We have reduced the complexity of the Company's legal entities and have consolidated accounting data bases.  We are implementing an automated process that uploads the trial balances of acquired entities' ERP systems into our corporate ERP system on a monthly basis with a standardized, centrally controlled chart of accounts mapping across the Company. By reducing complexity in this regard, we have also eliminated a significant portion of inter-company transactions.

●
We have substantially completed the implementation of the use of hand-held devices by route service and customer facing team members which provides greater transaction level controls over customer invoicing and inventory.

Management and our Audit Committee will continue to monitor these remedial measures and the effectiveness of our internal controls and procedures. Other than as described above, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

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

For a discussion of additional legal proceedings related to our restatements to which we have become a party after March 31, 2011, please read "Explanatory Note – Securities Litigation."

ITEM 1A.                   RISK FACTORS

In our report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 31, 2011, we identify under Item 1A risk factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q/A. See section entitled Forward-Looking Statements located in Part 1, Item 2 of this report. There have been no other material changes in our risk factors subsequent to the filing of our Form 10-K for the year ended December 31, 2010, except for the following:

Matters relating to or arising from our recent restatement could have a material adverse effect on our business, operating results and financial condition.

On March 28, 2012, we announced that the previously issued interim financial statements for the quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011, and the other financial information in our quarterly reports on Form 10-Q for the periods then ended, should no longer be relied upon and may need to be restated and that the filing of our Annual Report on Form 10-K for the year ended December 31, 2011 would be delayed due to an ongoing internal review by our Audit Committee.

These announcements and subsequent related announcements have led to litigation claims and/or potential regulatory proceedings against us. The defense of any such claims or proceedings may cause the diversion of management's attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation or regulatory proceeding, even if resolved in our favor, could cause us to incur significant legal and other expenses. We also may have difficulty raising equity capital or obtaining other financing, such as lines of credit or otherwise. Moreover, we have been and may continue to be the subject of negative publicity focusing on the financial statement adjustments and resulting restatement and negative reactions from our stockholders, creditors or others with which we do business. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our securities to decline.

In connection with the restatement of our previously issued financial statements for the periods ended March 31, 2011, June 30, 2011 and September 30, 2011 and our reassessment of our disclosure controls and procedures under Item 307 of Regulation S−K, we concluded that as of December 31, 2011, our disclosure controls and procedures were not effective as a result of deficiencies in our internal control over financial reporting.  Should we identify other deficiencies and be unable to remediate any such other deficiencies promptly and effectively, such deficiencies could harm our operating results, result in a material misstatement of our financial statements, cause us to fail to meet our financial reporting obligations or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud.  This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.  Any litigation or other proceeding or adverse publicity relating to our deficiencies or any future deficiencies could have a material adverse effect on our business and operating results.

We may fail to maintain our listing on The NASDAQ Stock Market and the Toronto Stock Exchange.

On November 28, 2012, NASDAQ granted the Company's request to remain listed on NASDAQ, subject to meeting specific conditions for continued listing, which included the following conditions: (1) on or before February 19, 2013, the Company must file with the SEC its restated 2011 Form 10-Qs and the 2011 Annual Report on Form 10-K, and (2) on or before February 28, 2013, the Company must file all 2012 Form 10-Qs, as well as provide NASDAQ with an update with respect to its progress on its audit and filing of its Annual Report on Form 10-K for the year ended December 31, 2012.  In order to fully comply with the terms of NASDAQ's extension, the Company must be able to demonstrate compliance with all requirements for continued listing on NASDAQ.  If we do not regain compliance with all requirements for continued listing, NASDAQ will provide written notification to us that our common stock will be delisted.  Also, on February 11, 2013, we received notice from the TSX indicating the TSX had determined to delist our common stock at the close of market on March 11, 2013, subject to us meeting TSX continued listing requirements, primarily relating to our failure to file certain of our financial statements.  A delisting of our common stock could adversely affect the market liquidity of our common stock, impair the value of your investment, and harm our business.  We can provide no assurance that we will satisfy the conditions required to maintain our listing on NASDAQ or the TSX and, even if we satisfy the conditions, NASDAQ or the TSX may not continue our listing.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

(i)	On March 28, 2011, in connection with the acquisition of certain assets of En-Viro Solutions HI, Inc., Swisher Hygiene issued 17,138 shares of our common stock;

(j)	On March 28, 2011, in connection with the acquisition of certain assets of J.F. Daley International Ltd., Swisher Hygiene issued 32,751 shares of our common stock to J.F. Daley International Ltd.;

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

(n)	On March 31, 2011, in connection with the acquisition of certain assets of Intercon Chemical Company, Swisher Hygiene issued 20,379 shares of our common stock to Intercon Chemical Company.

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

ITEM 6.                      EXHIBITS

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated February 13, 2011. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed on February 17, 2011).
2.2
Amendment to Agreement and Plan of Merger, dated as of February 28, 2011, by and among Swisher Hygiene Inc., SWSH Merger Sub, Inc., Choice Environmental Services, Inc., and the other parties set forth therein. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed on March 4, 2011).

10.1*	CoolBrands International Inc. 2002 Stock Option Plan. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, filed on February 14, 2011).
10.2	Agency Agreement, dated February 23, 2011. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on February 24, 2011).
10.3	Subscription Receipts Agreement, dated February 23, 2011. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on February 24, 2011).
10.4
Omnibus Amendment Agreement, effective as of February 28, 2011, by and between Swisher International, Inc., HB Service, LLC and Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on March 4, 2011).

10.5
Assignment of Shares Agreement, dated as of February 28, 2011, between P&C Holdings, L.L.C., Nicholas Cascione and Swisher Hygiene Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on March 4, 2011).

10.6	Form of Securities Purchase Agreement, dated March 22, 2011. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on March 24, 2011).
31.1	Section 302 Certification of Chief Executive Officer.**
31.2	Section 302 Certification of Chief Financial Officer.**
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
____________________________
*      Management contracts or compensatory plans, contracts or arrangements.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWISHER HYGIENE INC. (Registrant)

Dated: February 19, 2013	By:	/s/ Thomas C. Byrne
Thomas C. Byrne
President and Chief Executive Officer (Principal Executive Officer)

Dated: February 19, 2013	By:	/s/ William T. Nanovsky
William T. Nanovsky
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

SWISHER HYGIENE INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Section 302 Certification of Chief Executive Officer.**
31.2	Section 302 Certification of Chief Financial Officer.**
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
____________________________
**    Furnished herewith.