Form 10-Q/A
period 2011-06-30
Swisher Hygiene Inc.
filed 2013-02-21
CIK 1504747

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

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

Number of shares outstanding of each of the registrant's classes of Common Stock at August 12, 2011: 173,473,566 shares of Common Stock, $0.001 par value per share.

SWISHER HYGIENE INC.
FORM 10-Q/A
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

EXPLANATORY NOTE

Swisher Hygiene Inc. (the "Company" or "Swisher") is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A for the three and six month periods ended June 30, 2011 (the "Amended 10-Q") to reflect adjustments to previously reported financial information, as discussed in Note 2, "Restatement of Condensed Consolidated Financial Statements" to the accompanying Notes to Condensed Consolidated Financial Statements. The adjustments reflect changes to the previously reported information identified as a result of the audit process conducted by our independent registered public accounting firm, the independent Audit Committee review, senior management's evaluation of the prior accounting for the related findings and concerns raised by a former employee, and certain other matters. For the reader's convenience, we refer to these collectively as the "Audit and Review Process." As part of the Audit and Review Process, additional adjustments to the Prior Financial Information, including adjustments to the financial information in this Amended 10-Q were identified. We refer to the adjustments identified in the Audit and Review Process as the "Restatement Adjustments." The term Restatement Adjustments refers to adjustments to correct errors in the Company's prior accounting and an adjustment to reflect the impact of a change in accounting estimate resulting from the Company's reassessment of the remaining useful lives of its property and equipment. In summary, the Restatement Adjustments have resulted in the following changes to the previously reported financial information as follows:

	June 30, 2011
		Restatement
	As Reported	Adjustments	As Restated
	(In thousands)

Total assets	$426,838	$(389)	$426,449

Total liabilities	$79,614	$3,277	$82,891

Total stockholders' equity	$347,224	$(3,666)	$343,558

	Three Months Ended June 30, 2011
		Restatement
	As Reported	Adjustments	As Restated
	(In thousands except per share amounts)

Revenue	$51,676	$239	$51,915

Net loss	$(7,127)	$(966)	$(8,093)

Loss per share	$(0.04)	$(0.01)	$(0.05)

	Six Months Ended June 30, 2011
		Restatement
	As Reported	Adjustments	As Restated
	(In thousands except per share amounts)

Revenue	$79,073	$127	$79,200

Net loss	$(10,342)	$(3,747)	$(14,089)

Loss per share	$(0.07)	$(0.03)	$(0.10)

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

On May 17, 2012, Swisher announced that the Audit Committee had substantially completed the investigative portion of its internal review. In connection with the substantial completion of its internal review, the Audit Committee recommended to the Board that the Company's Chief Financial Officer and two additional senior accounting personnel be separated from the Company as a result of their conduct in connection with the preparation of the Prior Financial Information.  Following this recommendation, the Board determined that these three accounting personnel be separated from the Company, effective immediately.  In making these employment determinations, the Board did not identify any conduct by these employees intended for or resulting in any personal benefit.

On May 17, 2012, the Company further announced that it had commenced a search process for a new Chief Financial Officer and that Steven Berrard, then the Company’s President and Chief Executive Officer, would also serve as the Company’s Chief Financial Officer.

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

v

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

On February 19, 2013, the Company provided the Panel with a further update on the status of its work toward compliance.

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

On August 19, 2012, the Board appointed Thomas Byrne as Interim President and Chief Executive Officer of the Company.

On September 21, 2012, Mr. Krass resigned as Senior Vice President and Chief Financial Officer of the Company.

On September 27, 2012, the Board appointed William T. Nanovsky as Senior Vice President and Chief Financial Officer of the Company, effective September 24, 2012.

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

On March 30, 2012, a purported Company shareholder commenced a putative securities class action on behalf of purchasers and sellers of the Company's common stock in the U.S. District Court for the Southern District of New York against the Company, the former President and Chief Executive Officer ("CEO"), and the former Vice President and Chief Financial Officer ("CFO"). The plaintiff asserted claims alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), based on alleged false and misleading disclosures in the Company's public filings. In April and May 2012, four more putative securities class actions were filed by purported Company shareholders in the U.S. District Court for the Western District of North Carolina against the same set of defendants. The plaintiffs in these cases have asserted claims alleging violations of Sections 10(b) and 20(a) of the Exchange Act based on alleged false and misleading disclosures in the Company's public filings. In each of the putative securities class actions, the plaintiffs seek damages for losses suffered by the putative class of investors who purchased Swisher common stock.

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

The Amended 10-Q

For the convenience of the reader, this Amended 10-Q amends and restates in its entirety the Quarterly Report on Form 10-Q for the three and six months ended June 30, 2011 (the "Original 10-Q"), which was filed with the SEC on August 15, 2011. However, this Amended 10-Q amends only those items necessary to reflect the Restatement Adjustments, as well as to disclose events that have occurred subsequent to the original filing date that are of such significance that their omission could be materially misleading to the users of the restated financial statements. No other information from the Original 10-Q is amended in this document. In particular, forward-looking statements included in this Amended 10-Q represent management's views as of the date of filing of the Original 10-Q. Such forward-looking statements should not be assumed to be accurate as of any later date. Swisher undertakes no duty to update such information whether as a result of new information, future events or otherwise.

SWISHER HYGIENE INC.
FORM 10-Q/A
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	June 30, 2011
	(Unaudited)	December 31,
	(As Restated)	2010
ASSETS
Current assets
Cash and cash equivalents	$112,468	$38,932
Restricted cash	-	5,193
Accounts receivable (net of allowance for doubtful accounts of $1,120
at June 30, 2011 and $334 at December 31, 2010)	23,251	7,069
Inventory	10,371	2,968
Other assets	2,414	895
Total current assets	148,504	55,057
Property and equipment, net	58,564	11,324
Goodwill	123,592	29,660
Other intangibles, net	91,240	7,669
Other noncurrent assets	4,549	2,524
Total assets	$426,449	$106,234

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$27,425	$9,335
Long-term debt and obligations due within one year	9,840	13,379
Advances from shareholder	2,000	2,000
Total current liabilities	39,265	24,714
Long-term debt and obligations	29,830	31,029
Deferred income tax liabilities	9,697	1,700
Other long-term liabilities	4,099	2,763
Total noncurrent liabilities	43,626	35,492
Commitments and contingencies	-	-
Equity
Swisher Hygiene Inc. stockholders’ equity
Common stock, par value $0.001, authorized 400,000,000 shares; 172,559,865 and 114,015,063
shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	173	114
Additional paid-in capital	366,396	54,726
Accumulated deficit	(23,086)	(8,996)
Accumulated other comprehensive income	46	74
Total Swisher Hygiene Inc. stockholders’ equity	343,529	45,918
Non-controlling interest	29	110
Total stockholders' equity	343,558	46,028
Total liabilities and equity	$426,449	$106,234

See Notes to Condensed Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011		2011
	(As Restated)	2010	(As Restated)	2010

Revenue
Products	$27,977	$8,547	$43,404	$16,711
Services	22,662	4,478	33,127	8,857
Franchise and other	1,276	2,139	2,669	4,325
Total revenue	51,915	15,164	79,200	29,893

Costs and expenses
Cost of revenue	18,337	5,454	28,345	10,763
Route expenses	13,571	3,174	20,669	6,348
Selling, general, and administrative	20,207	6,867	34,867	13,374
Acquisition and merger expenses	2,734	-	3,998	-
Depreciation and amortization	5,353	1,084	8,248	2,127
Loss on extinguishment of debt	-	-	1,500	-
Total costs and expenses	60,202	16,579	97,627	32,612
Loss from operations	(8,287)	(1,415)	(18,427)	(2,719)

Other expense, net	(3,761)	(355)	(6,015)	(646)
Net loss before income taxes	(12,048)	(1,770)	(24,442)	(3,365)

Income tax benefit	3,955	-	10,353	-
Net loss	$(8,093)	$(1,770)	$(14,089)	$(3,365)

Loss per share
Basic and diluted	$(0.05)	$(0.03)	$(0.10)	$(0.06)

Weighted-average common shares used in the
computation of loss per share
Basic and diluted	164,972,640	57,894,852	144,097,478	57,862,241

See Notes to Condensed Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(As Restated)
(In thousands except share data)

					Accumulated	Swisher
			Additional		Other	Hygiene Inc.	Non-
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders'	Controlling	Total
	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance at
December 31, 2010	114,015,063	$114	$54,726	$(8,996)	$74	$45,918	$110	$46,028
Shares issued in connection
with private placements	34,119,643	34	191,147	-	-	191,181	-	191,181
Shares issued in connection
with the acquisition of Choice	8,281,920	8	48,772	-	-	48,780	-	48,780
Shares issued in connection
with acquisitions and purchases of property and equipment and settle liabilities	6,705,780	7	45,243	-	-	45,250	-	45,250
Shares issued for
non-controlling interest	25,000	0	110	-	-	110	(110)	-
Conversion of promissory
note payable	3,207,459	4	21,191	-	-	21,195	-	21,195
Stock based compensation			1,846	-	-	1,846	-	1,846
Exercise of stock options
and warrants	6,205,000	6	3,361	-	-	3,367	-	3,367
Foreign currency translation
adjustment	-	-	-	-	(28)	(28)	-	(28)
Noncontrolling interest in
AML2 acquisition	-	-	-	-	-	-	28	28
Net loss				(14,090)	-	(14,090)	1	(14,089)
Balance at
June 30, 2011	172,559,865	$173	$366,396	$(23,086)	$46	$343,529	$29	$343,558

See Notes to Condensed Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2011
	(As Restated)	2010
Cash used in operating activities
Net loss	$(14,089)	$(3,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,248	2,127
Stock based compensation	1,846	-
Unrealized loss on fair value of convertible promissory notes	5,586	-
Deferred income tax liabilities	(9,657)	-
Changes in working capital components:	-
Accounts receivable	(3,621)	(47)
Inventory	(2,486)	(337)
Other assets and noncurrent assets	(1,199)	(330)
Accounts payable, accrued expenses, and other current liabilities	2,855	1,692
Cash used in operating activities	(12,517)	(260)
Cash used in investing activities
Purchases of property and equipment	(6,791)	(2,766)
Acquisitions, net of cash acquired	(105,396)	(49)
Restricted cash	5,193	-
Cash used in investing activities	(106,994)	(2,815)
Cash provided by financing activities
Proceeds from private placements, net of issuance costs	191,181	-
Proceeds from line of credit, net of issuance costs	27,661	-
Payoff of lines of credit	(27,779)	-
Principal payments on debt	(1,382)	(1,372)
Proceeds from exercise of stock options	3,366	-
Payment of shareholder advance	-	(800)
Proceeds from advances from shareholders	-	4,600
Cash provided by financing activities	193,047	2,428

Net increase (decrease) in cash and cash equivalents	73,536	(647)
Cash and cash equivalents at the beginning of the period	38,932	1,270
Cash and cash equivalents at the end of the period	$112,468	$623

See Notes to Condensed Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — BUSINESS DESCRIPTION

Principal Operations

Swisher Hygiene Inc. and its wholly-owned subsidiaries (the "Company," "Swisher," "we," or "our") provide essential hygiene and sanitation solutions to customers throughout much of North America and internationally through its global network of Company- owned operations, franchises and master licensees. These solutions include essential products and services that are designed to promote superior cleanliness and sanitation in commercial environments, while enhancing the safety, satisfaction and well-being of employees and patrons. These solutions are typically delivered by employees on a regularly scheduled basis and involve providing our customers with: (i) consumable products such as soap, paper, cleaning chemicals, detergents, and supplies, together with the rental and servicing of dish machines and other equipment for the dispensing of those products; (ii) the rental of facility service items requiring regular maintenance and cleaning, such as floor mats, mops, bar towels and linens; (iii) manual cleaning of their facilities; and (iv) solid waste collection services. We serve customers in a wide range of end-markets, with a particular emphasis on the foodservice, hospitality, retail, industrial, and healthcare industries. In addition, our solid waste collection services provide services primarily to commercial and residential customers through contracts with municipalities or other governmental agencies.

Prospectively, we intend to grow in both existing and new geographic markets through a combination of organic and acquisition growth. However, we will focus our investments towards those opportunities which will most benefit our core businesses, chemical and linen processing services. Subsequent to the sale of our Waste segment in November 2012, we will offer our solid waste services through outsourced waste and recycling services delivered by third-party providers.

As of June 30, 2011, the Company has 83 Company-owned operations and 6 franchise operations located throughout the United States and Canada and has entered into 9 Master License Agreements covering the United Kingdom, Portugal, the Netherlands, Singapore, the Philippines, Taiwan, Korea, Hong Kong/Macau/China, and Mexico.

See Note 17, "Subsequent Events" for additional information concerning the sale of the Waste Segment in November of 2012.

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

On May 17, 2012, Swisher announced that the Audit Committee had substantially completed the investigative portion of its internal review. In connection with the substantial completion of its internal review, the Audit Committee recommended to the Board that the Company's Chief Financial Officer and two additional senior accounting personnel be separated from the Company as a result of their conduct in connection with the preparation of the Prior Financial Information.  Following this recommendation, the Board determined that these three accounting personnel be separated from the Company, effective immediately.  In making these employment determinations, the Board did not identify any conduct by these employees intended for or resulting in any personal benefit.

On May 17, 2012, the Company further announced that it had commenced a search process for a new Chief Financial Officer and that Steven Berrard, then the Company’s President and Chief Executive Officer, would also serve as the Company’s interim Chief Financial Officer.

On February 19 and 20, 2013, the Company filed amended quarterly reports on Form 10-Q/A for the quarterly periods ended March 31, 2011and June 30, 2011(the "Affected Periods"), including restated financial statements for the Affected Periods, to reflect adjustments to previously reported financial information, as discussed in Note 2, "Restatement of Condensed Consolidated Financial Statements" to the accompanying Notes to Condensed Consolidated Financial Statements. The adjustments reflect changes to the previously reported information identified as a result of the audit process conducted by our independent registered public accounting firm, the independent Audit Committee review, senior management's evaluation of the prior accounting for the related findings and concerns raised by a former employee, and certain other matters. For the reader's convenience, we refer to these collectively as the "Audit and Review Process." As part of the Audit and Review Process, additional adjustments to the Prior Financial Information were identified. We refer to the adjustments identified in the Audit and Review Process as the "Restatement Adjustments." The term Restatement Adjustments refers to adjustments to correct errors in the Company's prior accounting and an adjustment to reflect the impact of a change in accounting estimate resulting from the Company's reassessment of the remaining useful lives of its property and equipment.

Restatement of Condensed Consolidated Financial Statements

The following tables present the impact of the Restatement Adjustments on the Company's previously reported Condensed Consolidated Balance Sheet as of June 30, 2011, the Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2011, and the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2011:

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(In thousands)

	June 30, 2011
		Restatement
	As Reported	Adjustments	As Restated
ASSETS
Current assets
Cash and cash equivalents	$112,434	$34	$112,468
Accounts receivable, net	23,986	(735)	23,251
Inventory	10,849	(478)	10,371
Other assets	2,328	86	2,414
Total current assets	149,597	(1,093)	148,504
Property and equipment, net	58,517	47	58,564
Goodwill	139,637	(16,045)	123,592
Other intangibles, net	74,377	16,863	91,240
Other noncurrent assets	4,710	(161)	4,549
Total assets	$426,838	$(389)	$426,449
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$26,798	$627	$27,425
Long-term debt and obligations due within one year	9,350	490	9,840
Advances from shareholder	2,000	-	2,000
Total current liabilities	38,148	1,117	39,265
Long-term debt and obligations	31,172	(1,342)	29,830
Deferred income tax liabilities	6,274	3,423	9,697
Other long-term liabilities	4,020	79	4,099
Total noncurrent liabilities	41,466	2,160	43,626
			-
Commitments and contingencies

Stockholders' equity
Swisher Hygiene Inc. stockholders’ equity
Common stock	173	-	173
Additional paid-in capital	366,361	35	366,396
Accumulated deficit	(19,339)	(3,747)	(23,086)
Accumulated other comprehensive income	29	17	46
Total Swisher Hygiene Inc. stockholders’ equity	347,224	(3,695)	343,529
Non-controlling interest	-	29	29
Total stockholders' equity	347,224	(3,666)	343,558
Total liabilities and stockholders' equity	$426,838	$(389)	$426,449

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands except share and per share data)

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
		Restatement			Restatement
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Revenue
Products	$27,977	$-	$27,977	$43,404	$-	$43,404
Services	22,663	(1)	22,662	33,121	6	33,127
Franchise and other	1,036	240	1,276	2,548	121	2,669
Total revenue	51,676	239	51,915	79,073	127	79,200

Costs and expenses
Cost of revenue	17,715	622	18,337	27,298	1,047	28,345
Route expenses	13,158	413	13,571	20,274	395	20,669
Selling, general, and administrative	18,891	1,316	20,207	31,216	3,651	34,867
Acquisition and merger expenses	2,775	(41)	2,734	4,091	(93)	3,998
Depreciation and amortization	6,084	(731)	5,353	8,792	(544)	8,248
Loss on extinguishment of debt	-	-	-	-	1,500	1,500
Total costs and expenses	58,623	1,579	60,202	91,671	5,956	97,627
Loss from operations	(6,947)	(1,340)	(8,287)	(12,598)	(5,829)	(18,427)

Other expense, net	(3,693)	(68)	(3,761)	(5,966)	(48)	(6,015)
Net loss before income taxes	(10,640)	(1,408)	(12,048)	(18,564)	(5,878)	(24,442)

Income tax benefit	3,513	442	3,955	8,223	2,130	10,353
Net loss	$(7,127)	$(966)	$(8,093)	$(10,341)	$(3,747)	$(14,089)

Loss per share
Basic and diluted	$(0.04)	$(0.01)	$(0.05)	$(0.07)	$(0.03)	$(0.10)

Weighted-average common shares used in the
computation of loss per share
Basic and diluted	164,972,640	-	164,972,640	144,097,478	-	144,097,478

SWISHER HYGIENE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30, 2011
		Restatement
	As Reported	Adjustments	As Restated

Net loss	$(10,342)	$(3,747)	$(14,089)

Cash used in operating activities	(10,204)	(2,313)	(12,517)
Cash used in investing activities	(69,977)	(37,017)	(106,994)
Cash provided by financing activities	153,684	39,363	193,047

Net increase in cash and cash equivalents	73,503	33	73,536
Cash and cash equivalents at the beginning of the period	38,932	-	38,932

Cash and cash equivalents at the end of the period	$112,435	$33	$112,468

The significant portions of the Restatement Adjustments presented above are explained as follows:

Accounts receivable – The decrease in accounts receivable of $0.7 million is due primarily to a $1.2 million increase in the allowance for doubtful accounts which is offset by a $0.6 million of entries to adjust the opening balances of business combinations occurring during the period, and for the correction of general valuation matters.

Inventory – The decrease in inventory of $0.5 million is due to the revaluation of inventories in conjunction with purchase accounting which is separately discussed in the following section, Restatement of Net Assets Acquired.

Goodwill – The adjustment to decrease goodwill by $16.0 million is primarily due to the other intangible adjustments to tradenames, permits and formulas, and customer relationships and contracts, which is separately discussed in the following section, Restatement of Net Assets Acquired.

Other intangibles, net – The adjustment to increase other intangibles, net of $16.9 million primarily consists of entries to adjust the opening balances of business combinations occurring during the period including an increase of $28.2 million in the value assigned to purchased tradenames, permits and formulas, offset by a decrease of $11.3 million in customer relationships and contracts, which are separately discussed in the following section, Restatement of Net Assets Acquired.

Accounts payable and accrued expenses – The increase in accounts payable and accrued expenses of $0.6 million primarily consists of entries to accrue professional fees in the appropriate period included in selling, general and administrative expenses and certain acquisition and merger expenses.

Long-term debt and obligations due within one year – The adjustment to increase these obligations by $0.5 million is due to the reclassification of leases to capital from operating leases through purchase accounting considerations.

Long-term debt and  obligations – The adjustment to decrease long-term obligations by $1.3 million consists of entries to correct opening balances of liabilities assumed in business combinations occurring during the period which are separately discussed in the following section, Restatement of Net Assets Acquired.

Deferred income tax liabilities – The adjustment to increase deferred income tax liabilities by $3.4 million is primarily due to the tax effect of book related adjustments to other intangibles which is separately discussed in the following section, Restatement of Net Assets Acquired.

Accumulated deficit and net loss – The increase in accumulated deficit and net loss of $3.7 million comprises the net restatement entries made during the period.

Three Months Ended June 30, 2011

Cost of revenue – The increase in cost of revenue of $0.6 million is primarily due to $0.5 million due to the revaluation of inventories in connection with business combinations occurring during the period for which the purchased inventory turned during the same period.

Selling, general and administrative – The increase in selling, general and administrative expenses of $1.3 million primarily consists of adjustments to bad debt expense totaling $1.2 million.

Depreciation and Amortization – The net decrease in depreciation and amortization expense of $0.7 million is due primarily to a decrease resulting from the change in estimate of the remaining useful lives for certain property and equipment of $0.5 million, and an entry of $0.3 million to correct for computational errors resulting in excess depreciation expense originally recorded in the period, partially off-set by several less significant entries.

Income tax benefit – The increase in income tax benefit $0.4 million consists of the tax effect of the additional book loss related to this quarter.

Six Months Ended June 30, 2011

Cost of revenue – The increase in cost of revenue of $1.0 million is primarily due to a $0.6 million revaluation of inventories in connection with business combinations occurring during the period for which the purchased inventory turned during the same period, and for the correction of valuation errors.

Selling, general and administrative – The increase in selling, general and administrative expenses of $3.7 million primarily consists of entries to bad debt expense totaling $1.5 million, plus entries to accrue expenses in the appropriate period of $2.1 million for selling, general and administrative and merger and acquisition expenses.

Depreciation and Amortization – The net decrease in depreciation and amortization expense of $0.5 million is due to a decrease of $0.6 million resulting from the change in estimate of the remaining useful lives for certain property and equipment, an entry of $0.3 million to correct for computational errors resulting in excess expense recorded in the period, partially offset by several insignificant entries, offset by an increase in amortization due to the amortization of the changes described above in Other intangibles, net.

Income tax benefit –  The increase in income tax benefit of $2.1 million consists of the tax effect of the additional book loss year to date.

Loss on extinguishment of debt – The expense totaling $1.5 million reflects a penalty incurred and paid with the closing of the Company’s acquisition of Choice Environmental Services, Inc. which was previously treated by the Company as an element of purchase price recorded in goodwill.

Cash used in operating activities – The increase in cash used in operating activities of $2.3 million consists of the increase in net loss, partially offset by adjustments impacting working capital.

Cash used in investing activities – The increase in cash used in investing activities of $37.0 million consists primarily of reclassifying $39.2 million of Choice debt paid off at closing from financing activities to cash paid on acquisitions, partially offset by a $1.5 million decrease in the amount treated as acquisition purchase prices provided by as discussed above under loss on extinguishment of debt.

Cash provided by financing activities – The increase in cash provided by financing activities of $39.4 million consists primarily reclassifying $39.2 million of Choice debt paid off at closing from financing activities to cash paid for investing activities and $.2 million of adjustments to proceeds received on lines of credit.

Restatement of Net Assets Acquired

As referenced in the explanations above, significant balance sheet changes resulted from Restatement Adjustments to the original fair value of assets acquired and liabilities assumed in business combinations completed during the six month period ended June 30, 2011. These adjustments, which consist primarily of increases in intangible assets and deferred income tax liabilities and decreases to goodwill, reflect a final assessment completed in connection with the Audit and Review Process and included valuation analyses prepared by the valuation groups of two nationally recognized public accounting firms. Restatement Adjustments for the acquisition of Choice Environmental Services, Inc. ("Choice") and all other acquisitions are shown separately as follows:

		Restatement
Choice Acquisition	As Reported	Adjustments	As Restated
Net tangible assets acquired:
Cash and cash equivalents	$341	$(82)	$259
Accounts receivable	6,096	329	6,425
Inventory	151	-	151
Property and equipment	29,618	(135)	29,483
Customer contracts & relationships	27,840	(1,390)	26,450
Non-compete agreements	2,880	3,670	6,550
Trademarks & permits	-	9,300	9,300
Deferred income tax assets and other assets	2,234	(5)	2,229
Accounts payable and accrued expenses	(7,960)	(1,358)	(9,318)
Capital lease obligations	(3,524)	1,015	(2,509)
Deferred income tax liabilities	(12,002)	(4,744)	(16,746)
Total net assets acquired	45,674	6,599	52,274
Goodwill	51,601	(8,099)	43,502

Total purchase price - Choice Acquisition	$97,275	$(1,500)	$95,776

Total purchase price
Less: debt assumed	(40,941)	39,219	(1,722)
Less: cash received	-	(254)	(259)
Less: issuance of shares	(48,781)	1	(48,780)
Cash Paid	$7,553	$37,461	$45,015

The significant portions of the Restatement of Net Assets Acquired - Choice are explained as follows:

Other intangibles, net – The increase in other intangibles of $11.6 million consists of entries to record the estimated fair value of trademarks and permits of $9.3 million, to increase the estimated fair value of non-compete agreements by $3.7 million and to reduce the estimated fair value of customer contracts and relationships by $1.4 million as a result of final valuation analysis completed by third party firms. These entries, on a net basis, reduce the amount of recorded goodwill.

Accounts payable and accrued expenses – The increase of accounts payable and accrued expenses of $1.4 million is due to a $0.4 million increase to adjust the fair market value of the opening balances for unfavorable contracts and a $1.0 million increase primarily to reflect the accrual of preacquisition liabilities.

Capital lease obligations – The net decrease in long-term obligations of $1.0 million is a result of changes to the capital vs. operating classification of leases.

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

	Six Months Ended June 30, 2011
All Other Acquisitions		Restatement
	As Reported	Adjustments	As Restated
Number of business acquired	31		31

Net assets acquired:
Cash and cash equivalents	$-	$122	$122
Accounts receivable and other assets	6,173	276	6,449
Inventory	4,725	35	4,760
Property and equipment	14,074	765	14,839
Other intangibles	40,533	4,909	45,442
Accounts payable and accrued expenses	(7,139)	1,449	(5,690)
Deferred income tax liabilities	-	(910)	(910)
Total net assets acquired	58,366	6,646	65,012
Goodwill	58,314	(7,957)	50,357

Aggregate purchase price	$116,680	$(1,311)	$115,369

Aggregate purchase price	$116,680	(1,311)	$115,369
Less: debt assumed	8,599	-	8,599
Less: contingent consideration	3,018	(1,340)	1,678
Less: issuance of shares	44,126	-	44,126
Less: cash received	-	500	500
Less: cash held back	500	(378)	122
Less: minority interest	-	29	29

Cash Paid	$60,437	$(122)	$60,315

The significant portions of the Restatement of Net Assets Acquired – All Other Acquisitions are explained as follows:

Property and equipment – The increase of property and equipment of $0.7 million primarily consists of entries to increase the value of property and equipment in accordance with the results of final valuation analysis.

Other intangibles – The increase in other intangibles of $4.9 million primarily consists of entries to increase the value assigned to customer contracts and relationships in accordance with the results of final valuation analysis.

Accounts payable and accrued expenses – The net decrease in accounts payable and accrued expenses of $1.4 million is primarily to remove certain accrued expenses in accordance with the results of final valuation analysis.

Deferred income tax liabilities – The increase in deferred tax liabilities of $0.9 million and corresponding increase to goodwill is to record deferred tax liabilities related to the tax effect of the difference between the book and tax basis of certain acquired fixed assets and indentifiable intangible assets.

Goodwill –  The net decrease of $8.0 million consists of a $6.6 million increase in total net assets acquired, and to reverse $1.3 million for an estimate associated with an acquisition earnout.

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

Financial information, other than share and per share data, is presented in thousands of dollars.

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

The change in the useful life for these assets reflect the Company's current estimate of future periods to benefit. The effect of this change in estimate for the six months ended June 30, 2011 was a reduction of depreciation expense of $0.8 million. Had this change taken place in 2010 and 2009, depreciation expense would have decreased by $0.3 million and $0.1 million, respectively.

Acquisition and merger expenses

Acquisition and merger expenses include costs directly related to the acquisition of three of our franchises and fifteen independent businesses during the three months ended June 30, 2011 and the acquisition of seven of our franchisees and twenty-five independent businesses during the six months ended June 30, 2011, and costs directly related to the merger with CoolBrands International, Inc. as discussed in Note 1, "Business Description" of the Notes to Consolidated Financial Statements in our 2010 Annual Report. These costs include third party due diligence, legal, accounting and professional service expenses.

Segments

On March 1, 2011, the Company completed its acquisition of Choice, a Florida based company that provides a complete range of solid waste and recycling collection, transportation, processing and disposal services. As a result of the acquisition of Choice, the Company now has two segments: 1) Hygiene and 2) Waste. The Company's Hygiene segment provides commercial hygiene services and products throughout much of the United States and operates a worldwide franchise and license system to provide the same products and services in markets where Company-owned operations do not exist. The Company's Waste segment consists of the operations of Choice and will include future acquisitions of solid waste collection businesses. Prior to the acquisition of Choice, the Company managed, allocated resources, and reported in one segment, the Hygiene segment. See Note 15, "Segments".

The Company sold its Waste segment during the fourth quarter of 2012 as more fully described in Note 17, "Subsequent Events."

Adoption of Newly Issued Accounting Pronouncements

Revenue Recognition: In October 2009, the FASB issued new standards for multiple-deliverable revenue arrangements. These new standards affect the determination of when individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. In addition, these new standards modify the manner in which the transaction consideration is allocated across separately identified deliverables, eliminate the use of the residual value method of allocating arrangement consideration and requires expanded disclosure. These new standards became effective for multiple-element arrangements entered into or materially modified on or after January 1, 2011. Earlier application was permitted with required transition disclosures based on the period of adoption. We adopted these standards for multiple-element arrangements entered into or materially modified on or after January 1, 2011. The adoption of this accounting standard did not have a material impact on the Company's Condensed Consolidated Financial Statements.

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

Business Combinations: In December 2010, the FASB issued new standards that clarify that if comparative financial statements are presented, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The standards are effective prospectively for material (either on an individual or aggregate basis) business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The Company has included the required disclosures in Note 4, "Acquisitions".

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

On March 1, 2011, in connection with the closing of the acquisition of Choice, the 12,262,500 Subscription Receipts were exchanged for 12,262,500 shares of our common stock. We agreed to use commercially reasonable efforts to file a resale registration statement with the SEC relating to the shares of common stock underlying the Subscription Receipts. If the registration statement was not filed or declared effective within specified time periods, or if the registration statement had ceased to be effective for a period of time exceeding certain grace periods, between the date such shares of common stock were issued and November 10, 2011, the initial subscribers of Subscription Receipts would have been entitled to receive an additional 0.1 share of common stock for each share of common stock underlying Subscription Receipts held by any such initial subscriber at the time such grace period lapsed. On April 21, 2011, the SEC declared effective a resale registration statement relating to the 8,281,920 shares issued to the former shareholders of Choice and the 12,262,500 shares issued in connection with the private placement. The registration statement, including post-effective amendments to the registration statement, remained effective through April 12, 2012. As a result of not timely filing our Annual Report on Form 10-K for the year ended December 31, 2011, the registration statement relating to shares issued in exchange for the Subscription Receipts is not effective.

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

The following table summarizes the allocation of the purchase price, after considering the Restatement Adjustments, based on the fair value of the acquired assets and assumed liabilities of Choice as of March 1, 2011:

As Restated
Net assets acquired:
Cash and cash equivalents	$259
Accounts receivable	6,425
Inventory	151
Property and equipment	29,484
Customer contracts & relationships	26,450
Non-compete agreements	6,550
Trademarks & permits	9,300
Deferred income tax assets and other assets	2,228
Accounts payable and accrued expenses	(9,318)
Capital lease obligations	(2,509)
Deferred income tax liabilities	(16,746)
Total net assets acquired	52,274
Goodwill	43,502
Total purchase price	$95,776

Other assets include $0.7 million of notes receivable from Choice shareholders. In addition, the Company's Condensed Consolidated Statement of Operations for the six months ended June 30, 2011 includes $17.7 million of revenue and $0.5 million of net income before income taxes from Choice operations.

Supplemental pro forma information

The following supplemental pro forma information presents the financial results as if the acquisiiton of Choice had occurred on January 1, 2010 for the three and six months ended June 30, 2011 and 2010. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition of Choice been completed on January 1, 2010, nor are they indicative of any future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011		2011
	(As Restated)	2010	(As Restated)	2010
Supplemental Pro Forma Information:
Revenue	$51,915	$27,151	$90,808	$54,328

Loss from operations	$(8,287)	$(1,487)	$(16,605)	$(3,868)

Loss per share
Basic and diluted	$(0.05)	$(0.02)	$(0.08)	$(0.06)

Weighted-average common shares used in the
computation of loss per share
Basic and diluted	164,972,640	78,439,272	150,945,618	78,406,661

Pro forma adjustments include adjustments for (a) additional amortization related to the acquired identifiable intangibles; (b) additional depreciation as a result of an adjustment to the fair value of the property and equipment acquired; (c) a reduction of rent expense, offset by an increase for depreciation for leased properties with related parties treated as capital leases in connection with the acquisition, and (d) a reduction for interest expense and amortization of debt discounts and financing costs for debt that was paid off as part of the acquisition, offset by interest expense related to capital leases entered into in connection with the acquisition.  The proforma adjustments reflect treatment of $1.5 million loss on the extinguishment of debt in 2010, which is included in the Company’s Condensed Consolidated Statement of Operations in 2011.

The Company sold its Waste segment, which consisted principally of Choice, during the fourth quarter of 2012, as more fully described in Note 17, "Subsequent Events."

Other Acquisitions

During the six months ended June 30, 2011, the Company acquired seven of its franchisees and twenty-five independent businesses, in addition to the acquisition of Choice. The results of operations of these acquisitions have been included in the Company's Condensed Consolidated Statement of Operations since their respective acquisition dates. None of the other acquisitions were significant to the Company's consolidated financial results and therefore, supplemental pro forma financial information is not presented.

The following table summarizes the allocation of the purchase price of these acquisitions, after considering the Restatement Adjustments, based on the fair value of the acquired assets and assumed liabilities:

As Restated
Number of businesses acquired	31

Net assets acquired:
Cash and cash equivalents	$122
Accounts receivable and other assets	6,449
Inventory	4,760
Property and equipment	14,839
Other intangibles	45,442
Accounts payable and accrued expenses	(5,690)
Deferred income tax liabilities	(910)
Total net assets acquired	65,012
Goodwill	50,357

Aggregate purchase price	$115,369

Less: debt assumed	8,599
Less: contingent consideration	1,678
Less: issuance of shares	44,126
Less: cash held back	500
Less: cash received	122
Less: minority interest	29
Cash Paid	$60,315

Contingent consideration is payable to the former owners of our acquired businesses and consists of earn-out obligations which are based on the achievement of contractually negotiated levels of performance by certain of our acquired businesses and are payable in cash quarterly for three years ending March 31, 2014. These contingent earnouts are recorded at fair market value as of the acquisition date.  There are no continuing employment obligations associated with any of the earnouts and they have therefore been treated as acquisition consideration.  See Note 17, "Subsequent Events" for additional acquisitions subsequent to June 30, 2011.

NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets have been recognized in connection with the acquisitions described in Note 4, "Acquisitions" and substantially all of the balance is expected to be fully deductible for income tax purposes, except for goodwill related to the acquisition of Choice, which was a stock acquisition. Changes in the carrying amount of goodwill and other intangibles for each of the Company's segments during the six months ended June 30, 2011 were as follows:

	Hygiene	Waste
	(As Restated)	(As Restated)
Goodwill
Balance — December 31, 2010
Gross goodwill	$30,530	$-
Accumulated impairment losses	(870)	-

Total goodwill	29,660	-

Goodwill acquired	41,674	52,186
Foreign exchange translation	72	-

Balance — June 30, 2011
Gross goodwill	72,276	52,186
Accumulated impairment losses	(870)	-

Total goodwill	$71,406	$52,186

Customer Relationships
Balance — December 31, 2010	$5,780	$-
Customer contracts and relationships acquired	29,985	36,230
Amortization	(1,972)	(1,250)
Foreign exchange translation	67	-

Balance — June 30, 2011	$33,860	$34,980

Non-compete Agreements
Balance — December 31, 2010	$1,889	$-
New Non-compete Agreements	3,627	6,870
Amortization	(327)	(703)
Foreign exchange translation	23	-

Balance — June 30, 2011	$5,212	$6,167

Trademarks
Balance — December 31, 2010	$-	$-
Trademarks acquired	520	9,420
Amortization	-	-

Balance — June 30, 2011	$520	$9,420

Formulas
Balance — December 31, 2010	$-	$-
Agreements	1,090	-
Amortization	(9)	-

Balance — June 30, 2011	$1,081	$-

Hygiene Segment

The fair value of the customer relationships and contracts acquired is based on future discounted cash flows expected to be generated from those customers. These customer relationships and contracts will be amortized on a straight-line basis over five to ten years, which is primarily based on historical customer attrition rates and length of contracts. The fair value of the non-compete agreements will be amortized on a straight-line basis over the length of the agreements,  typically not exceeding five years.  The fair values of formulas are amortized on a straight-line basis over twenty years.  Trademarks and tradenames are generally indefinite lived intangibles with no amortization.  In instances where there is a finite life remaining on a particular trademark or tradename, the Company amortizes them on a straight-line basis over this period.

Waste Segment

The fair value of the customer relationships and contracts is based on future discounted cash flows expected to be generated from contracts with municipalities and customers. These customer relationships and contracts will be amortized on a straight-line basis over seven years, which is the weighted-average of the estimated life of the customers acquired. The fair value of the non-compete agreements will be amortized on a straight-line basis over the length of the agreements,  typically not exceeding five years.  Trademarks, tradenames and permits are considered to be indefinite lived intangibles and therefore no amortization expense has been recorded.

NOTE 6 — STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the six months ended June 30, 2011 consisted of the following:

As Restated

Balance at December 31, 2010	$46,028
Issuance of shares in connection with Choice acquisition (See Note 4)	48,780
Issuance of shares in connection with private placements	191,181
Issuance of shares in connection with acquisitions (See Note 4)	44,067
Issuance of shares in connection with purchases of property and equipment	1,183
Stock based compensation	1,846
Exercise of stock options & warrants	3,367
Conversion of convertible promissory note payable (See Note 7)	21,195
Foreign currency translation	(28)
Non-controlling interest	28
Net loss	(14,089)
Balance at June 30, 2011	$343,558

Choice

As part of the purchase price of Choice, we issued 8,281,920 shares of our common stock to the previous shareholders of Choice. See Note 4, "Acquisitions."

Private Placements

As discussed in Note 4, on March 1, 2011, in connection with the closing of the Choice acquisition, the 12,262,500 Subscription Receipts were exchanged for 12,262,500 shares of our common stock. As part of this transaction, we received cash of $56.3 million, net of issuance costs paid in cash of approximately $160,000.

On March 22, 2011, we entered into a series of arm's length securities purchase agreements to sell 12,000,000 shares of our common stock at a price of $5.00 per share, for net proceeds of $59.8 million to certain funds of a global financial institution (the "March Private Placement"). On March 23, 2011, we closed the March Private Placement and issued 12,000,000 shares of our common stock. Pursuant to the securities purchase agreements, the shares of common stock issued in the March Private Placement could not be transferred on or before June 24, 2011 without our consent. We agreed to use our commercially reasonable efforts to file a resale registration statement with the SEC relating to the shares of common stock sold in the March Private Placement. If the registration statement was not filed or declared effective within specified time periods the investors would have been, or if the registration statement ceases to remain effective for a period of time exceeding a sixty day grace period, the investors will be entitled to receive monthly liquidated damages in cash equal to one percent of the original offering price for each share purchased in the private placement that at such time remain subject to resale restrictions, with an interest rate of one percent per month accruing daily for liquidated damages not paid in full within ten business days. On April 21, 2011, the SEC declared effective a resale registration statement relating to the 12,000,000 shares issued in the March Private Placement. The registration statement, including post-effective amendments to the registration statement, remained effective through April 12, 2012. As a result of not timely filing our Annual Report on Form 10-K for the year ended December 31, 2011, the registration statement relating to shares issued in the March Private Placement is not effective, and as such we may be subject to liability under the penalty provision.

On April 15, 2011, we entered into a series of arm's length securities purchase agreements to sell 9,857,143 shares of our common stock at a price of $7.70 per share, for net proceeds of $75.1 million to certain funds of a global financial institution (the "April Private Placement"). On April 19, 2011, we closed the April Private Placement and issued 9,857,143 shares of our common stock.  Pursuant to the securities purchase agreements, the shares of common stock issued in the April Private Placement could not be transferred on or before June 24, 2011 without our consent.  We agreed to use commercially reasonable efforts to file a resale registration statement with the SEC relating to the shares of common stock sold in the April Private Placement. If the registration statement was not filed or declared effective within the specified time periods, the investors would have been, or if the registration statement ceases to remain effective for a period of time exceeding certain grace periods, the investors will be, entitled to receive monthly liquidated damages in cash equal to one percent of the original offering price for each share purchased in the April Private Placement that at such time remain subject to resale restrictions, with an interest rate of one percent per month accruing daily for liquidated damages not paid in full within ten business days.  On August 12, 2011, the SEC declared effective a resale registration statement relating to the 9,857,143 shares issued in the April Private Placement. The registration statement, including post-effective amendments to the registration statement, remained effective through April 12, 2012.  As a result of not timely filing our Annual Report on Form 10-K for the year ended December 31, 2011, the registration statement relating to shares issued in the April Private Placement is not effective, and as such we may be subject to the liquidated damages penalty.

Acquisitions and Asset Purchases

We issued a total of 325,386 shares of our common stock in connection with certain acquisitions of franchisees and businesses during the six months ended June 30, 2011. Our stock price was at a weighted-average price of $5.97 at the time these shares were issued. In addition, during the six months ended June 30, 2011, we issued 32,751 shares at a fair value of $6.15 for purchases of property and equipment.

Stock Based Compensation

Stock based compensation is the result of the recognition of the fair value of share based compensation on the date of grant over the service period for which the awards are expected to vest.   Options to purchase 705,000 shares were exercised at a weighted average exercise price of $0.88 during 2011.

In May 2011, warrants to purchase 5,500,000 shares with an exercise price of $0.50 in Canadian dollars per warrant issued to a director of CoolBrands and the Company and certain parties related to the director, were exercised and as a result, we received cash of $2,750,000 in Canadian dollars.

Convertible Promissory Note

During 2011, convertible promissory notes with aggregate principal amounts of $13.6 million were converted into 3,207,459 shares of the Company’s stock.

The Company sold its Waste segment, which consisted principally of Choice, during the fourth quarter of 2012, as more fully described in Note 17, "Subsequent Events."

NOTE 7 — LONG-TERM OBLIGATIONS

Long-term obligations consist of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31,
	(As Restated)	2010

Line of credit agreement dated March 2011 and matures in July 2013,
interest rate of 3.2% at June 30,2011.	$24,797	$-
Line of credit agreement dated March 2008. Interest payable
monthly at one month LIBOR plus 2.85% at December 31, 2010,
interest rate of 3.11% at December 31, 2010.	-	9,947
Line of credit agreement dated June 2008. Interest payable
monthly at one month LIBOR plus 1.50% at December 31, 2010,
interest rate of 1.76% at December 31, 2011.	-	15,000
Acquisition notes payables	9,219	7,891
Capitalized lease obligations with related parties	3,459	-
Capitalized lease obligations	(1,607)	550
Notes payable under Master Loan and Security Agreement, due in monthly installments and maturing in 2012. Interest is payable monthly at a weighted-average interest rate of 8% at June 30,
2011 and December 31, 2010.	55	249
Convertible promissory notes:
6% Note due June 30, 2011	-	5,000
4% Notes at various dates through December 15, 2011	3,748	5,771
Total obligations	39,671	44,408
Amounts due within one year	(9,841)	(13,379)

Long-term debt and obligations	$29,830	$31,029

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

See Note 17, "Subsequent Events" which discusses subsequent amendments to the credit facility as well as the payoff of the credit facility in conjunction with the sale of the Company's Waste segment in the fourth quarter of 2012.

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

The Company sold its Waste segment, which consists principally of Choice, during the fourth quarter of 2012, as more fully described in Note 17, "Subsequent Events" and in connection therewith, transferred all remaining capital lease obligations to the buyers.

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

The convertible promissory notes that are convertible into a variable number of the Company's shares issued during 2010 and 2011 are Level 3 financial instruments since they are not traded on an active market and there are unobservable inputs, such as expected volatility used to determine the fair value of these instruments. The following table is a reconciliation of changes in carrying value of these notes including changes in fair value for notes that are convertible into a variable number of the Company's common shares for the six months ended June 30, 2011:

As Restated

Balance at December 31, 2010	$5,771

Issuance of convertible promissory notes	8,324
Unrealized losses included in earnings	1,961

Balance at March 31, 2011	16,056

Issuance of convertible promissory notes	574
Settlement/conversion of convertible promissory note	(15,933)
Unrealized losses included in earnings	3,625

Balance at June 30, 2011	$4,322

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

NOTE 9 — INVENTORY

At June 30, 2011 and December 31, 2010, inventory consists of finished goods of $10.4 million and $3.0 million, respectively.  At June 30, 2011, inventory consisted of finished goods of $9.4 million and raw materials of $1.0 million. At December 31, 2010, inventory consisted of finished goods of $3.0 million.

NOTE 10 — OTHER EXPENSE, NET

Other expense, net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011		2011
	(As Restated)	2010	(As Restated)	2010

Interest expense	$(414)	$(377)	$(759)	$(682)
Unrealized loss on debt related fair value
measurements	(3,555)	-	(5,586)	-
Foreign currency gain	128	-	163	-
Interest income	80	22	97	36
Other	70	-	70	-

Total other expense, net	$(3,761)	$(355)	$(6,015)	$(646)

NOTE 11 — COMPREHENSIVE LOSS

Comprehensive loss consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011		2011
	(As Restated)	2010	(As Restated)	2010

Net loss	$(8,093)	$(1,770)	$(14,089)	$(3,365)
Foreign currency translation	(187)	-	(29)	-

Comprehensive loss	$(8,280)	$(1,770)	$(14,060)	$(3,365)

NOTE 12 — SUPPLEMENTAL CASH FLOW INFORMATION

The following table includes supplemental cash flow information, including noncash investing and financing activity for the six months ended June 30, 2011 and 2010.

	2011
	As Restated	2010

Cash received for interest	167	6

Cash paid for interest	464	447

Conversion of promissory note	21,195	-

Issuance of shares for acquisitions	92,845	-

Issuance of shares for puchases of property and settle liabilities	1,182	-

NOTE 13 — LOSS PER SHARE

Loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. The following were not included in the computation of diluted loss per share for the six months ended June 30, 2011 and 2010 as their inclusion would be antidilutive:

•	Warrants to purchase 5,500,000 shares of common stock at $0.50 per share were outstanding and expire in November 2011.

•	Stock options and restricted units to purchase 5,055,428 shares of common stock.

•	Convertible promissory notes that if-converted would result in 659,062 shares of common stock.

NOTE 14 — INCOME TAXES

As a result of the merger with CoolBrands International, Inc. on November 2, 2010, as discussed in Note 1, "Business Description" of the Notes to Consolidated Financial Statements in our 2010 Annual Report, the Company converted from a corporation taxed under the provisions of Subchapter S of the Internal Revenue Code to a tax-paying entity and accounts for income taxes under the asset and liability method. For the six months ended June 30, 2011, the Company has recorded an estimate for income taxes based on the Company's net income for the year ending December 31, 2011 and an effective income tax rate of 42.3%.  In addition, during the six months ended June 30, 2011, the Company reversed the valuation allowance of $2.4 million recorded as of December 31, 2010 as a result of the Company's net deferred tax liability balance of  $9.7 million at June 30, 2011. The majority of these deferred tax liabilities were recorded as part of the acquisition of Choice on March 1, 2011 as discussed in Note 4, "Acquisitions".

See Note 17, "Subsequent Events" for information concerning the sale of the Waste segment, which consists principally of Choice, and further discussion of the valuation allowance referred to above.

NOTE 15 — SEGMENTS

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

The following table presents financial information for each of the Company's reportable segments for the three and six months ended and as of June 30, 2011:

	Hygiene	Waste	Total
	(As Restated)	(As Restated)	(As Restated)

Three Months Ended June 30, 2011
Revenue	$34,243	$17,672	$51,915

Depreciation and amortization	$2,470	$2,883	$5,353

Loss from operations	$(8,269)	$(18)	$(8,287)

Other (expense) income, net	$(3,688)	$(73)	$(3,761)

Net loss before income taxes	$(11,957)	$(91)	$(12,048)

Capital expenditures, including non-cash	$4,782	$108	$4,890

Total assets	$308,527	$117,922	$426,449

	Hygiene	Waste	Total
	(As Restated)	(As Restated)	(As Restated)

Six Months Ended June 30, 2011
Revenue	$55,718	$23,482	$79,200

Depreciation and amortization	$4,734	$3,514	$8,248

Loss from operations	$(18,150)	$(277)	$(18,427)

Other (expense) income, net	$(5,936)	$(79)	$(6,015)

Net loss before income taxes	$(24,086)	$(356)	$(24,442)

Capital expenditures, including non-cash	$7,246	$402	$7,648

Total assets	$308,527	$117,922	$426,449

The Company sold its Waste segment during the fourth quarter of 2012 as more fully described in Note 17, "Subsequent Events."

NOTE 16 — COMMITMENTS AND CONTINGENCIES

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

NOTE 17 — SUBSEQUENT EVENTS

Acquisitions
Subsequent to June 30, 2011, the Company acquired several businesses.  While the terms, price, and conditions of each of these acquisitions were negotiated individually, consideration to the sellers typically consists of a combination of cash and our common stock.  Aggregate consideration paid for these acquired businesses was approximately $49.9 million consisting of approximately $43.3 million in cash and 1.3 million shares of our common stock with a fair value of approximately $6.6 million.

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

In connection with the acquisition of Choice on March 1, 2011, the Company recorded deferred tax liabilities that allowed the Company to make a determination that the valuation allowance for the deferred tax asset of $2.4 million recorded at December 31, 2010 was no longer necessary at March 31, 2011. Upon the sale of Choice in the fourth quarter of 2012 and with our history of operating losses, a valuation allowance may be necessary in the fourth quarter of 2012, or quarters prior to then.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011		2011
	(As Restated)	2010	(As Restated)	2010
Supplemental Pro Forma Information:
Revenue	$34,243	$15,164	$55,718	$29,893

Loss from operations	$(9,212)	$(1,415)	$(19,161)	$(2,719)

Loss per share
Basic and diluted	$(0.07)	$(0.03)	$(0.15)	(0.06
Weighted-average common shares used in the computation of loss per share
Basic and diluted	164,972,640	57,894,852	144,097,478	57,862,241

Revolving Credit Facility

 During 2012, we amended our credit facility with Wells Fargo Bank, National Association, on each of April 12, 2012, May 15, 2012, June 28, 2012, July 30, 2012, August 31, 2012, September 27, 2012, and October 31, 2012, in each case, primarily to extend the dates by which we were required to file our Form 10-K for the year ended December 31, 2011 and Forms 10-Q for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012 and to avoid potential defaults for not timely filing these reports.  In addition, the August 31, 2012 amendment reduced the Company’s maximum borrowing limit to $50.0 million, provided that the Company meets certain borrowing base requirements.  The September 27, 2012 amendment further reduced the Company’s maximum borrowing limit to $25.0 million, provided that the Company met certain modified borrowing base requirements.  The October 31, 2012 amendment required the Company to place certain amounts in a collateral account under the sole control of the administrative agent to meet the Company’s unencumbered liquidity requirements.  In connection with the sale of our Waste segment on November 15, 2012, we paid off the credit facility, which resulted in the termination of the credit facility.

Conversion of Convertible Promissory Notes

Subsequent to June 30, 2011, convertible promissory notes with an aggregate principal amount of $3.0 million and an aggregate fair value of $1.9 million in short-term obligations on the Condensed Consolidated Balance Sheets as of June 30, 2011 were converted into 821,019 shares of Company's common stock.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis in conjunction with our unaudited Condensed Consolidated Financial Statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q/A as well as our "Selected Financial Data" and our audited Consolidated Financial Statements and the related notes thereto included in Item 6 and Item 8 respectively, of our Annual Report on Form 10-K for the year ended December 31, 2010 (the "2010 Form 10-K").  In addition to historical consolidated financial information, this discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs.  Actual results could differ from these expectations as a result of certain risk factors, including those described under Item 1A "Risk Factors" of our 2010 Form 10-K.

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

On May 17, 2012, Swisher announced that the Audit Committee had substantially completed the investigative portion of its internal review. In connection with the substantial completion of its internal review, the Audit Committee recommended to the Board that the Company's Chief Financial Officer and two additional senior accounting personnel be separated from the Company as a result of their conduct in connection with the preparation of the Prior Financial Information.  Following this recommendation, the Board determined that these three accounting personnel be separated from the Company, effective immediately.  In making these employment determinations, the Board did not identify any conduct by these employees intended for or resulting in any personal benefit.

On May 17, 2012, the Company further announced that it had commenced a search process for a new Chief Financial Officer and that Steven Berrard, then the Company’s President and Chief Executive Officer, would also serve as the Company’s interim Chief Financial Officer.

On February 19 and 20, 2013, the Company filed amended quarterly reports on Form 10-Q/A for the quarterly periods ended March 3, 2011and June 30, 2011(the "Affected Periods"), including restated financial statements for the Affected Periods, to reflect adjustments to previously reported financial information, as discussed in Note 2, "Restatement of Condensed Consolidated Financial Statements" to the accompanying Notes to Condensed Consolidated Financial Statements. The adjustments reflect changes to the previously reported information identified as a result of the audit process conducted by our independent registered public accounting firm, the independent Audit Committee review, senior management's evaluation of the prior accounting for the related findings and concerns raised by a former employee, and certain other matters. For the reader's convenience, we refer to these collectively as the "Audit and Review Process." As part of the Audit and Review Process, additional adjustments to the Prior Financial Information were identified. We refer to the adjustments identified in the Audit and Review Process as the "Restatement Adjustments." The term Restatement Adjustments refers to adjustments to correct errors in the Company's prior accounting and an adjustment to reflect the impact of a change in accounting estimate resulting from the Company's reassessment of the remaining useful lives of its property and equipment.

	June 30, 2011
		Restatement
	As Reported	Adjustments	As Restated
		(In thousands)

Total assets	$426,838	$(389)	$426,449

Total liabilities	$79,614	$3,277	$82,891

Total stockholders' equity	$347,224	$(3,666)	$343,558

	Three Months Ended June 30, 2011
		Restatement
	As Reported	Adjustments	As Restated
	(In thousands except per share amounts)

Revenue	$51,676	$239	$51,915

Net loss	$(7,127)	$(966)	$(8,093)

Loss per share	$(0.04)	$(0.01)	$(0.05)

	Six Months Ended June 30, 2011
		Restatement
	As Reported	Adjustments	As Restated
	(In thousands except per share amounts)

Revenue	$79,073	$127	$79,200

Net loss	$(10,342)	$(3,747)	$(14,089)

Loss per share	$(0.07)	$(0.03)	$(0.10)

Details of the Restatement Adjustments are included in Note 2, "Restatement of Condensed Consolidated Financial Statements" of the Notes to Condensed Consolidated Financial Statements. Throughout the remainder of Management's Discussion and Analysis of Financial Condition and Results of Operations, all referenced amounts give effect to the restatement.

Business Overview and Outlook

We provide essential hygiene and sanitation solutions to customers throughout much of North America and internationally through our global network of company owned operations, franchises and master licensees. These solutions include essential products and services that are designed to promote superior cleanliness and sanitation in commercial environments, while enhancing the safety, satisfaction and well-being of employees and patrons. These solutions are typically delivered by employees on a regularly scheduled basis and involve providing our customers with: (i) consumable products such as soap, paper, cleaning chemicals, detergents, and supplies, together with the rental and servicing of dish machines and other equipment for the dispensing of those products; (ii) the rental of facility service items requiring regular maintenance and cleaning, such as floor mats, mops, bar towels and linens; (iii) manual cleaning of their facilities; and (iv) solid waste collection services. We serve customers in a wide range of end-markets, with a particular emphasis on the foodservice, hospitality, retail, industrial, and healthcare industries. In addition, our solid waste collection services provide services primarily to commercial and residential customers through contracts with commercial customers, municipalities, or other agencies.  See “Sale of Waste Segment” below and Note 17, "Subsequent Events" of the Notes to Condensed Consolidated Financial Statements for information concerning the sale of the Waste segment.

Prospectively, we intend to grow in both existing and new geographic markets through a combination of organic and acquisition growth. However, we will continue to focus our investments towards those opportunities which will most benefit our core businesses, chemical and linen processing services. Subsequent to the sale of our Waste segment in November 2012, we will offer our solid waste services through outsourced waste and recycling services delivered by third-party providers.

As of June 30, 2011, the Company has 83 Company-owned operations and 6 franchise operations located throughout the United States and Canada and has entered into 9 Master License Agreements covering the United Kingdom, Portugal, the Netherlands, Singapore, the Philippines, Taiwan, Korea, Hong Kong/Macau/China, and Mexico.

Segments

On March 1, 2011, we completed our acquisition of Choice Environmental Services, Inc. (“Choice”), a Florida based company that provides a complete range of solid waste and recycling collection, transportation, processing and disposal services. As a result of the acquisition of Choice, we now have two segments (1) Hygiene and (2) Waste. The Company’s hygiene segment primarily provides commercial hygiene services and products throughout much of the United States, and additionally operates a worldwide franchise and license system to provide the same products and services in markets where Company owned operations do not exist. The Company’s waste segment primarily consists of the operations of Choice and acquisitions of solid waste collection businesses. Prior to the acquisition of Choice, the Company managed, allocated resources, and reported in one segment, Hygiene.  See Note 15 in the Notes to the Condensed Consolidated Financial Statements. The results of operations for the three and six months ended June 30, 2011 have been presented in the Company’s segments.  Also, see Note 17, "Subsequent Events" of the Notes to Condensed Consolidated Financial Statements for information concerning the sale of the Waste segment.

Acquisition and merger expenses

Acquisition and merger expenses include costs directly related to the acquisition of three of our franchises and fifteen independent businesses during the three months ended June 30, 2011 and the acquisition of seven of our franchises and twenty-five independent businesses during the six months ended June 30, 2011. Acquisition and merger expenses also include costs directly related to the merger with CoolBrands International, Inc. as discussed in Note 1 of our 2010 Annual Report. These costs include third party due diligence, legal, accounting and professional service expenses.

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

In conjunction with the Company's final assessment of the fair value of assets acquired and liabilities assumed in 2011, the Company reviewed its estimates of the remaining useful lives of its property and equipment and separately identifiable intangible assets.  This analysis indicated that overall these assets will continue to be used in the business for different periods than originally anticipated.  As a result, the Company revised the useful lives of property and equipment and separately identifiable intangible assets as follows:

	Useful Life in Months
	Previous	Revised

Linen	36	24
Dust control	3	36
Dish machines	60	84
Dispensers	24 to 36	24 to 60
Mops and bar towels	3 to 36	expensed

Vehicles - Hygiene	36	60

Office furniture and fixtures	36	60

The change in the useful life for these assets reflects the Company’s current estimate of future periods to be benefited.  The effect of this change in estimate for the six months ended June 30, 2011 was a reduction in depreciation expense of $0.8 million.  Had the change been made for the six months ended June 30, 2010, depreciation would have been reduced by $0.3 million. See Note 3, “Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements.

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

Goodwill: In December 2010, the FASB issued new standards defining when step two of the goodwill impairment test for reporting units with zero or negative carrying amounts should be performed and modifies step one of the goodwill impairment test for reporting units with zero or negative carrying amounts. For reporting units with zero or negative carrying amounts an entity is required to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The standards are effective for fiscal years and interim periods within those years, beginning December 15, 2010 and were effective for the Company on January 1, 2011. The adoption of this accounting standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

Newly Issued Accounting Pronouncements

Comprehensive Income: In June 2011, the FASB issued new standards to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This standard eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. These standards are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early application is permitted. We are currently evaluating the effect of these standards on our Condensed Consolidated Financial Statements.

Fair Value Measurements: In May 2011, the FASB issued new standards clarifying the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements and expands fair value disclosures. These standards are to be applied prospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early application is not permitted. We are currently evaluating the effect of these standards on our Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Impact of Acquisitions

During the year ended December 31, 2010, we acquired four franchises and five independent businesses.  During the three months ended June 30, 2011, we acquired three franchises and fifteen independent businesses, and seven franchises and twenty-five independent businesses during the six months ended June 30, 2011. The term “Hygiene Acquisitions” refers to the three franchises and twelve independent hygiene and chemical businesses acquired during the three months ended June 30, 2011 or the seven franchises and twenty-two hygiene and chemical independent businesses acquired during the six months ended June 30, 2011. The waste segment includes Choice, acquired in March 2011, and two additional acquisitions of solid waste and collection companies during the three and six months ended June 30, 2011. We refer to these acquisitions as “Waste Acquisitions.” The term “Acquisitions” refers to both the Hygiene Acquisitions and Waste Acquisitions during the respective periods.

FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

Revenue

Total revenue and the revenue derived from each revenue type by segment for the three months ended June 30, 2011 and 2010 is as follows:

	2011
	(Restated)%		2010	%
Revenue	(In thousands)
Hygiene
Company-owned operations:
Chemical products	$19,968	38.5%	$4,022	26.5%
Hygiene services	6,618	12.7	4,478	29.5
Paper and supplies	4,312	8.3	3,104	20.5
Rental and other	2,070	4.0	1,421	9.4
Total Company-owned operations	32,968	63.5	13,025	85.9
Franchise products and fees	1,276	2.5	2,139	14.1
Total hygiene	34,244	66.0	15,164	100.0
Waste - services and products	17,671	34.0	-	-

Total revenue	$51,915	100%	$15,164	100.0%

Consolidated revenue increased $36.8 million or 242.4% to $51.9 million for the three months ended June 30, 2011 as compared to $15.2 million for the same period in 2010. This increase includes $17.7 million or 34.0% of consolidated revenue related to Waste Acquisitions and an increase of $16.4 million or 31.5% of consolidated revenues from Hygiene Acquisitions. Excluding the impact of  Acquisitions,  consolidated revenue increased $2.7 million or 17.9% to $17.9 million for the three months ended June 30, 2011. This increase is comprised of an increase of $3.6 million in hygiene products and services revenue and a decrease of $0.9 million in hygiene franchise revenue.

Hygiene products and services revenue increased $20.0 million or 153.1% to $33.0 million during the three months ended June 30, 2011 as compared to $13.0 million for the same period in 2010. This increase includes $16.4 million related to Hygiene Acquisitions. Excluding the impact from Hygiene Acquisitions, hygiene products and services revenue increased $3.6 million or 27.4% to $16.6 million. This increase is comprised primarily of $3.5 million or 85.8% increase in chemical revenue.  During 2011, our sales mix has continued to shift towards our core chemical product sales from our legacy hygiene business. Three principal factors contribute to this trend: (i) we have placed particular emphasis on the development of our core markets including our chemical offering, particularly as it relates to ware washing and laundry solutions and a lesser focus on our legacy hygiene service offerings; (ii)  we have aggressively managed customer profitability terminating less favorable arrangements; and (iii) from time to time, we are impacted by the challenging economic conditions that result in customer attrition, lower consumption levels of products and services, and a reduction or elimination in spending for hygiene-related products and services by our customers.

Hygiene franchise revenue decreased $0.9 million or 40.3% to $1.3 million for the three months ended June 30, 2011 as compared to $2.1 million in the same period in 2010. This decrease includes $0.9 million from Hygiene Acquisitions partially offset by growth in the remaining franchisees. Acquisitions of our franchisees during the period result in less revenue from franchisee revenue, which is offset by an increase in hygiene product and service revenue.

Cost of Revenue

Hygiene cost of revenue consists primarily of paper, air freshener, chemical and other consumable products sold to our customers, franchisees and international licensees. Waste costs of revenue include costs related to the disposal of collections and cost of recycled paper purchases. Cost of revenue for the three months ended June 30, 2011 and 2010 are as follows:

	2011
	(Restated)	% (1)	2010	% (1)
Cost of Revenue	(In thousands)
Hygiene
Company-owned operations	$12,590	38.2%	$4,254	32.7%
Franchise products and fees	597	46.8	1,200	56.1
Total hygiene	13,187	38.5	5,454	36.0
Waste - services and products	5,150	29.1	-	-

Total cost of revenue	$18,337	35.3%	$5,454	36.0%

(1)           Represents cost as a percentage of the respective segment’s product and service line revenue.

Consolidated cost of sales increased $12.9 million or 236.2% to $18.3 million for the three months ended June 30, 2011 as compared to $5.5 million in the same period in 2010. This increase includes $5.2 million related to Waste Acquisitions and $6.7 million from Hygiene Acquisitions in the three months ended June 30, 2011 as compared to the same period of 2010. Excluding the impact from Acquisitions, consolidated cost of sales increased $1.1 million or 19.7% to $6.5 million for the three months ended June 30, 2011 as compared to the same period in 2010.

Hygiene company owned operations cost of sales increased $8.3 million or 196.0% to $12.6 million for the three months ended June 30, 2011 as compared to $4.3 million in the same period in 2010 and includes $6.7 million related to Hygiene Acquisitions. Excluding the impact of Hygiene Acquisitions, hygiene company-owned operations cost of sales increased $1.7 million or 39.4% to $5.9 million or 35.7% of related revenue for the three months ended June 30, 2011 as compared to 32.7% for the same period in 2010.  This increase is primarily due to a $1.2 million or 27.4%  impact from the continued change in sales mix from lower cost hygiene services to higher cost chemical product sales as well as a $0.5 million or 12.0% impact from increased volume.

Hygiene cost of sales to franchisees decreased $0.6 million or 50.3% to $0.6 million for the three months ended June 30, 2011 as compared to $1.2 million in the same period in 2010 in part due to Hygiene Acquisitions.  We charge franchises a percentage of our costs, and, therefore, we earn a lower margin on product sales to franchises.

Route Expenses

Route expenses consist primarily of the costs incurred by the Company for the delivery of products and providing services to customers.  The details of route expenses for the three months ended June 30, 2011 and 2010 are as follows:

	2011
	(As Restated)	% (1)	2010	% (1)
Route Expenses	(In thousands)
Hygiene
Company-owned operations:
Compensation	$5,697	17.3%	$2,261	17.4%
Vehicle and other expenses	1,973	6.0	913	7.0
Total Company-owned operations	7,670	23.3	3,174	24.4
Waste	5,901	33.4	-	-

Total route expenses	$13,571	26.1%	$3,174	20.9%

(1)           Represents cost as a percentage of Products and Services revenue for the respective operating segment.

Consolidated route expenses increased $10.4 million or 327.6% to $13.6 million for the three months ended June 30, 2011 as compared to $3.2 million in the same period in 2010. This increase includes $5.9 million related to Waste Acquisitions, which is 33.4% of waste service revenue, and $3.1 million related to Hygiene Acquisitions. Excluding the impact of Acquisitions, route expenses increased $1.4 million or 45.5% to $4.6 million or 27.8% of total hygiene products and services related revenue  for the three months ended June 30, 2011 as compared to 24.4% for the same period in 2010. The increase of $1.4 million consists primarily of $1.1 million or 115.2% in vehicle and other route expenses. These increases are primarily the result of headcount and vehicles added as part of a distribution agreement entered into in December 2010 as well as increasing fuel costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of the costs incurred for:

●	Regional, branch office, and field management support costs that are related to field operations. These costs include compensation, occupancy expense and other general and administrative expenses.

●	Sales expenses, which include marketing expenses and compensation and commission for branch field sales representatives and corporate account and distribution sales personnel.

●
Corporate office expenses that are related to general support services, which include executive management compensation and related costs, as well as department costs for information technology, human resources, accounting, purchasing and other support functions.

The details of selling, general, and administrative expenses for the three months ended June 30, 2011 and 2010 are as follows:

	2011
	(As Restated)	% (1)	2010	% (1)
Selling, General & Administrative Expenses	(In thousands)
Hygiene
Compensation	$10,335	31.3%	$4,900	37.6%
Occupancy	1,077	3.1	642	4.2
Other	4,686	13.7	1,325	8.7
Waste	4,109	23.3	-	-

Total selling, general & administrative expenses	$20,207	38.9%	$6,867	45.3%

(1)           Represents cost as a percentage of revenue for the respective segment.

Consolidated selling, general, and administrative expenses increased $13.3 million or 194.3% to $20.2 million for the three months ended June 30, 2011 as compared to $6.9 million in the same period of 2010. This increase includes $4.1 million related to Waste acquisitions and $4.3 million related to Hygiene acquisitions. Excluding the impact of acquisitions, selling, general, and administrative expenses increased $5.0 million or 72.6%.

Hygiene compensation increased $5.4 million or 110.9% to $10.3 million for the three months ended June 30, 2011 as compared to $4.9 million in the same period of 2010 and includes an increase of $2.6 million related to Hygiene acquisitions. Excluding the impact of acquisitions, hygiene compensation expense increased $2.8 million or 57.5% to $7.7 million for the three months ended June 30, 2011 as compared to the same period in 2010. This increase was primarily the result of an increase of approximately $1.6 million in costs and expenses related to our expansion of our corporate, field and distribution sales organizations to accelerate the growth in the core chemical program and an increase of approximately $1.2 million of salaries and other costs largely associated with our transition from a private company to a public company, which includes $1.0 million of stock based compensation.

Occupancy expenses increased $0.4 million or 67.8% to $1.1 million for the three months ended June 30, 2011 as compared to $0.6 million in the same period of 2010, which includes an increase of $0.4 million related to Acquisitions.

Other expenses increased $3.4 million or 253.7% to $4.7 million for the three months ended June 30, 2011 as compared to $1.3 million in the same period in 2010 and includes an increase of $1.3 million related to Hygiene acquisitions. Excluding the impact of acquisitions, other expenses increased $2.1 million or 157.1% to $3.4 million for the three months ended June 30, 2011 as compared to the same period of 2010. This increase was primarily the result of increases of approximately $0.5 million in costs associated with the cost of public filings and securities, as well as increases to bad debt expense of $1.2 million.

Acquisition and merger expenses

Acquisition and merger expenses of $2.7 million for the three months ended June 30, 2011 include costs of $1.8 million directly related to the acquisition of our three franchisees and fifteen independent companies during the three months ended June 30, 2011. In addition $1.0 million of these costs is related to the merger with CoolBrands International, Inc. These costs include costs for third party due diligence, legal, accounting and professional service expenses.

Depreciation and amortization

Depreciation and amortization consists of depreciation of property and equipment and the amortization of intangible assets. Depreciation and amortization increased $4.3 million or 390.9% to $5.4 million for the three months ended June 30, 2011 as compared to $1.1 million during the same period of 2010. This increase includes $3.7 million for Acquisitions.

The increase for Acquisitions is primarily the result of amortization for acquired other intangible assets including customer relationships and non-compete agreements obtained in connection with these acquisitions. The remaining increase is primarily related to depreciation on capital expenditures of $0.6 million made since June 30, 2010.

Other expense, net

Other expense, net for the three months ended June 30, 2011 and 2010 are as follows:

	2011
	(As Restated)	2010
Other Expense, Net	(In thousands)

Interest expense	$(414)	$(377)
Net loss on debt related fair value
measurements	(3,625)	-
Foreign currency loss	128	-
Interest income	80	22
Other	70	-

Total other expense, net	$(3,761)	$(355)

Interest expense represents interest on borrowings under our credit facilities, notes incurred in connection with acquisitions, including convertible promissory notes, advances from shareholders and the purchase of equipment and software

For the three months ended June 30, 2011, the unrealized loss, net consists primarily of $3.6 million related to the required adjustment for each reporting period for the fair value of the convertible promissory notes. The fair value of these convertible promissory notes is impacted by the market price of our stock. See Note 7 of the Condensed Consolidated Financial Statements.

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

Revenue

Total revenue and the revenue derived from each revenue type by segment for the six months ended June 30, 2011 and 2010 is as follows:

	2011
	(Restated)%		2010	%
Revenue	(In thousands)
Hygiene
Company-owned operations:
Chemical products	$29,442	37.2%	$7,978	26.7%
Hygiene services	11,986	15.1	8,801	29.4
Paper and supplies	7,998	10.1	6,015	20.1
Rental and other	3,623	4.6	2,774	9.3
Total Company-owned operations	53,049	67.0	25,568	85.5
Franchise products and fees	2,669	3.4	4,325	14.5
Total hygiene	55,718	70.4	29,893	100.0
Waste - services and products	23,482	29.6	-	-

Total revenue	$79,200	100%	$29,893	100.0%

Consolidated revenue increased $49.3 million or 165.0% to $79.2 million for the six months ended June 30, 2011 as compared to $29.9 million in the same period in 2010. This increase includes increases of $23.5 million or 29.6% of consolidated revenue related to Waste Acquisitions and  $21.8 million or 27.5% of consolidated revenue from Hygiene Acquisitions.  Excluding the impact of Acquisitions, consolidated revenue increased $4.0 million or 13.6% to $33.9 million for the six months ended June 30, 2011. This increase is comprised of an increase of $5.7 million in hygiene products and services revenue and a decrease of $1.7 million in hygiene franchise revenue, which are due to the continued change in sales mix from lower priced hygiene services to higher priced chemical product sales.

Hygiene products and services revenue increased $27.4 million or 107.5% to $53.0 million during the six months ended June 30, 2011 as compared to $25.6 million in the same period in 2010. This increase includes $21.8 million related to Hygiene Acquisitions. Excluding the impact from Hygiene Acquisitions, hygiene products and services revenue increased $5.7 million or 22.3% and is due to increases in chemical revenue of $6.1 or 76.1%, partially offset by a decrease in hygiene services, paper and supplies, and rental and other.

During the first six months of 2011, our sales mix has continued to shift toward our core chemical product sales from our legacy hygiene business. Three principal factors have contributed to this trend: (i)  we have placed particular emphasis on the development of our core markets including our chemical offering, particularly as it relates to ware washing and laundry solutions and a lesser focus on our legacy hygiene service offerings; (ii) we have aggressively managed customer profitability terminating less favorable arrangements; and (iii) from time to time, we are impacted by the challenging economic conditions that result in customer attrition, lower consumption levels of products and services, and a reduction or elimination in spending for hygiene-related products and services by our customers.

Hygiene franchise revenue decreased $1.6 million, or 38.3% to $2.7 million for the six months ended June 30, 2011 as compared to $4.3 million in the same periods in 2010. This decrease is the result of $1.8 million from Hygiene Acquisitions for the six months ended June 30, 2011 as compared to the comparable period in 2010. Acquisitions of our franchisees during the period result in less revenue from franchisee revenue, which is offset by an increase in hygiene product and service revenue.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2011 and 2010 are as follows:

	2011
	(Restated)	%(1)	2010	%(1)
Cost of Revenue	(In thousands)
Hygiene
Company-owned operations	$19,835	37.4%	$8,260	32.3%
Franchise products and fees	1,594	59.7	2,503	57.9
Total hygiene	21,429	38.5	10,763	36.0
Waste - services and products	6,916	29.5	-	-

Total cost of revenue	$28,345	35.8%	$10,763	36.0%

(1)           Represents cost as a percentage of the respective segment’s product and service line revenue.

Consolidated cost of revenue increased $17.6 million or 163.4% to $28.3 million for the six months ended June 30, 2011 as compared to $10.8 million in the same period in 2010. This increase includes $6.9 million related to Waste Acquisitions and $8.2 million from Hygiene Acquisitions in the six months ended June 30, 2011 as compared to the same period of 2010. Excluding the impact from Acquisitions, consolidated cost of revenue increased $2.4 million or 22.7% to $13.2 million for the six months ended June 30, 2011 as compared to the same period in 2010.

Hygiene company owned operations cost of revenue increased $11.5 million or 138.6% to $19.8 million for the six months ended June 30, 2011 as compared to $8.3 million in the same period in 2010 and includes $8.2 million related to Hygiene Acquisitions. Excluding the impact of Hygiene Acquisitions, cost of revenue for company owned operations increased $3.2 million or 39.0% to $11.5 million or 36.7% of related revenue for the six months ended June 30, 2011 as compared to 32.3% for the same period in 2010, primarily due to the continued change in sales mix from lower cost hygiene services to higher cost chemical product sales, and consisted primarily of approximately $1.8 million or 22.3% in sales mix change from lower cost hygiene services to higher cost chemical product sales, and approximately $1.4 million or 16.7% due to the current periods higher product sales volume.

Hygiene cost of revenue to franchisees decreased $0.9 million or 36.4% to $1.6 million for the six months ended June 30, 2011 as compared to $2.5 million in the same period in 2010 in part due to Hygiene Acquisitions. We charge franchises a percentage of our costs and, therefore, we earn a lower margin on product sales to franchises, which was 9.3% and 10.7% for the six months ended June 30, 2011 and 2010, respectively.

Route expenses

The details of route expenses for the six months ended June 30, 2011 and 2010 are as follows:

	2011
	(As Restated)	%(1)	2010	%(1)
Route Expenses	(In thousands)
Hygiene
Company-owned operations:
Compensation	$9,584	29.1%	$4,527	34.8%
Vehicle and other expenses	3,241	9.8	1,821	14.0
Total Company-owned operations	12,825	38.9	6,348	48.7
Waste	7,844	44.4	-	-

Total route expenses	$20,669	39.8%	$6,348	41.9%

(1)           Represents cost as a percentage of Products and Services revenue for the respective operating segment.

Consolidated route expenses increased $14.3 million or 225.6% to $20.7 million for the six months ended June 30, 2011 as compared to $6.3 million in the same period in 2010. This increase includes $7.8 million related to Waste Acquisitions, which is 33.4% of total waste revenue, and $4.4 million related to Hygiene Acquisitions. Excluding the impact of Acquisitions, route expenses increased $2.1 million or 33.2% to $8.4 million or 27.0% of related revenue for the six months ended June 30, 2011 as compared to 24.8% for the same period in 2010. The increase of $2.1 million consisted of $1.2 million or 68.1% in vehicle and other route expenses and $0.9 million or 19.2% in compensation. These increases are primarily the result of headcount and vehicles added as part of a distribution agreement entered into in December 2010 and increasing fuel costs.

Selling, general, and administrative

The details of selling, general, and administrative expenses for the six months ended June 30, 2011 and 2010 are as follows:

	2011
	(As Restated)	%(1)	2010	%(1)
Selling, General & Administrative Expenses	(In thousands)
Hygiene
Compensation	$18,533	33.3%	$9,375	31.4%
Occupancy	2,203	4.0	1,627	5.4
Other	8,846	15.9	2,372	7.9
Waste	5,285	22.5	-	-

Total selling, general & administrative expenses	$34,867	44.0%	$13,374	44.7%

(1)           Represents cost as a percentage of revenue for the respective segment.

Consolidated selling, general, and administrative expenses increased $21.5 million or 160.7% to $34.9 million for the six months ended June 30, 2011 as compared to $13.4 million in the same period of 2010. This increase includes $5.3 million related to Waste Acquisitions and $5.5 million related to Hygiene Acquisitions. Excluding the impact of Acquisitions, selling, general, and administrative expenses increased $10.7 million or 80.0% to $24.0 million.

Hygiene compensation  increased $9.2 million or 97.7% to $18.5 million for the six months ended June 30, 2011 as compared to $9.4 million in the same period of 2010 and includes an increase of $3.5 million related to Hygiene Acquisitions. Excluding the impact of Hygiene Acquisitions, hygiene compensation expense increased $5.6 million or 60.2% to $15.0 million for the six months ended June 30, 2011 as compared to the same period in 2010. This increase was primarily the result of an increase of approximately $3.7 million in costs and expenses related to our expansion of our corporate, field and distribution sales organizations to accelerate growth in the core chemical program, and an increase of approximately $1.8 million of salaries and other costs largely associated with our transition from a private company to a public company, which includes $1.7 million for stock based compensation.

Occupancy expenses increased $0.6 million or 35.4% to $2.2 million for the six months ended June 30, 2011 as compared to $1.6 million in the same period of 2010, which includes an increase of $0.5 million related to Acquisitions.

Other expenses increased $6.4 million or 272.9% to $8.8 million for the six months ended June 30, 2011 as compared to $2.4 million in the same period in 2010 and includes an increase of $1.4 million for Hygiene Acquisitions. Excluding the impact of these acquisitions, other expenses increased $5.0 million or 211.0% to $7.4 million for the six months ended June 30, 2011 as compared to the same period of 2010. This increase was primarily due to  increases in professional fees associated with being a public company totaling $1.3 million as well as increases to expenses related to the expansion of our business and included increases in insurance, travel costs and marketing expenses totaling $1.1.  In addition, bad debt expense adjustments totaled $1.5 million.

Acquisition and merger expenses

Acquisition and merger expenses of $4.0 million for the six months ended June 30, 2011 include costs of $2.1 million directly-related to the acquisition of our seven franchisees and twenty-five independent companies during the six months ended June 30, 2011. In addition $1.9 million of these costs is related to the merger with CoolBrands International, Inc. These costs include costs for third party due diligence, legal, accounting and professional service expenses.

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

Depreciation and amortization

Depreciation and amortization increased $6.1 million or 287.8% to $8.2 million for the six months ended June 30, 2011 as compared to $2.1 million during the same period of 2010.   This increase includes $0.3 million due to the  change in estimate of useful lives more fully described in Note 3, "Summary of Significant Accounting Policies" of the Condensed Consolidated Financial Statements. This increase also includes $4.9 million for Acquisitions.

The increase for Acquisitions is primarily the result of amortization for acquired other intangible assets including customer relationships and non-compete agreements obtained in connection with these acquisitions. The remaining increase is primarily related to depreciation on capital expenditures of $0.9 million made since June 30, 2010.

Other expense, net

Other expense, net for the six months ended June 30, 2011 and 2010 are as follows:

	2011
	(As Restated)	2010
	(In thousands)
Other Expense, Net
Interest expense	$(759)	$(682)
Net loss on debt related fair value	(5,586)	-
measurements	163	-
Foreign currency loss	97	36
Interest income	70	-
Other
Total other expense, net	$(6,015)	$(646)

Interest expense represents interest on borrowings under our credit facilities, notes incurred in connection with acquisitions including convertible promissory notes, advances from shareholders and the purchase of equipment and software.

For the six months ended June 30, 2011, the unrealized loss, net consists primarily of $5.6 million related to the required adjustment for each reporting period for the fair value of the convertible promissory notes. The fair value of these convertible promissory notes is impacted by the market price of our stock. See Note 7 of the Condensed Consolidated Financial Statements.

Cash Flow Summary

The following table summarizes cash flows for the six months ended June 30, 2011 and 2010:

	2011
	(As Restated)	2010
	(In thousands)
Cash Flows Summary
Net cash used in operating activities	$(12,517)	$(260)
Net cash used in investing activities	(106,994)	(2,815)
Net cash provided by financing activities	193,047	2,428
Net increase (decrease) in cash and cash equivalents	$73,536	$(647)

Operating Activities

Net cash used in operating activities increased $12.3 million to $12.5 million for the six months ended June 30, 2011, compared with net cash used in operating activities of $0.2 million for the same period of 2010. The increase is due to increases in the  net loss of $10.7 million, (which includes $4.0 million of acquisition and merger expenses) and a $3.5 million increase in the use of working capital, partially offset by an increase in depreciation and amortization of $6.1 million, increase in stock based compensation of $1.8 million, unrealized loss on convertible notes of $5.6 million and a change in deferred tax liabilities totaling $2.2  million for the six months ended June 30, 2011 as compared to the same period in 2010.

Investing Activities

Net cash used in investing activities increased $104.2 million to $107.0 million for the six months ended June 30, 2011, compared with net cash used in investing activities of $2.8 million for the same period of 2010. This increase is due to increases in cash paid for acquisitions, partially offset by the increase in restricted cash, totaling $5.2 million.

Financing Activities

Net cash provided by financing activities increased $190.6 million to $193.0 million for the six months ended June 30, 2011, compared with net cash provided by financing activities of $2.4 million during the same period in 2010. Net cash provided from financing activities consists primarily of: (i) cash received from private placements and lines of credit, net of issuance costs; (ii) proceeds from advances to shareholders; and (iii) proceeds from stock option and warrant exercises, partially offset by (iv) principal payments of debt and  (v) net borrowing under credit facilities.

During the six months ended June 30, 2011, we received $191.2 million, net of issuance costs, from the issuance of 34,119,643 shares of our common stock; and received $3.4 million from the exercise of stock options and warrants. During the six months ended June 30, 2011 as compared to the same period in 2010, principal payments on debt increased by $40.6 million,  while in the six months ended June 30, 2011, there were no net proceeds and payments of shareholder advances, while there were proceeds of shareholder advances $4.6 million during the same period in 2010.

Liquidity and Capital Resources

We fund the development and growth of our business with cash generated from operations, shareholder advances, bank credit facilities, the sale of equity, third party financing for acquisitions, and capital leases for equipment.

Revolving credit facilities

In March 2011, we entered into a $100.0 million senior secured revolving credit facility (the “credit facility”). Borrowings under the credit facility are secured by a first priority lien on substantially all of our existing and hereafter acquired assets, including $25.0 million of cash on borrowings in excess of $75.0 million. Furthermore, borrowings under the facility are guaranteed by all of our domestic subsidiaries and secured by substantially all the assets and stock of our domestic subsidiaries and substantially all of the stock of our foreign subsidiaries. Interest on borrowings under the credit facility will typically accrue at London Interbank Offered Rate (“LIBOR”) plus 2.5% to 4.0%, depending on the ratio of senior debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) (as such term is defined in the credit facility, which includes specified adjustments and allowances authorized by the lender, as provided for in such definition). We also have the option to request swingline loans and borrowings using a base rate. Interest is payable monthly or quarterly on all outstanding borrowings. The credit facility matures in July 2013.

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

The credit facility replaces our prior $25.0 million aggregated credit facilities, which are discussed in the 2010 Annual Report.

See Note 17, "Subsequent Events" of the Notes to Condensed Consolidated Financial Statements which discusses the sale of the Company's Waste segment in the fourth quarter of 2012 and the payoff of this credit facility.

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

On March 1, 2011, we closed the acquisition of Choice and issued 8,281,920 shares of our common stock to the former shareholders of Choice and assumed $ 1.7 million of debt. In addition, cash was paid to Choice debt holders of  $40.7 million, including a prepayment penalty of $1.5 million, and certain shareholders of Choice received $5,700,000 in cash and warrants to purchase an additional 918,076 shares at an exercise price of $6.21, which expired on March 31, 2011 and were not exercised. The prepayment penalty of  $1.5 million was treated as a period expense in other expense on the Company’s income statement.

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

On March 22, 2011, we entered into a series of arm's length securities purchase agreements to sell 12,000,000 shares of our common stock at a price of $5.00 per share, for aggregate proceeds of $60,000,000 to certain funds of a global financial institution (the "March Private Placement"). On March 23, 2011, we closed the March Private Placement and issued 12,000,000 shares of our common stock. Pursuant to the securities purchase agreements, the shares of common stock issued in the March Private Placement could not be transferred on or before June 24, 2011 without our consent. We agreed to use our commercially reasonable efforts to file a resale registration statement with the SEC relating to the shares of common stock sold in the March Private Placement. If the registration statement was not filed or declared effective within specified time periods the investors would have been, or if the registration statement ceases to remain effective for a period of time exceeding a sixty day period, the investors will be entitled to receive monthly liquidated damages in cash equal to one percent of the original offering price for each share purchased in the private placement that at such time remain subject to resale restrictions, with an interest rate of one percent per month accruing daily for liquidated damages not paid in full within ten business days.  On April 21, 2011, the SEC declared effective a resale registration statement relating to the 12,000,000 shares issued in the March Private Placement. The registration statement, including post-effective amendments to the registration statement, remained effective through April 12, 2012.  As a result of not timely filing our Annual Report on Form 10-K for the year ended December 31, 2011, the registration statement relating to shares issued in the March Private Placement is not effective, and as a result, we may be subject to liability under the penalty provision.

On April 15, 2011, we entered into a series of arm's length securities purchase agreements to sell 9,857,143 shares of our common stock at a price of $7.70 per share, for aggregate proceeds of $75.9 million to certain funds of a global financial institution (the "April Private Placement"). On April 19, 2011, we closed the April Private Placement and issued 9,857,143 shares of our common stock.  Pursuant to the securities purchase agreements, the shares of common stock issued in the April Private Placement could not be transferred on or before June 24, 2011 without our consent.  We agreed to use commercially reasonable efforts to file a resale registration statement with the SEC relating to the shares of common stock sold in the April Private Placement. If the registration statement was not filed or declared effective within the specified time periods the investors would have been, or if the registration statement ceases to remain effective for a period of time exceeding certain grace periods, the investors will be, entitled to receive monthly liquidated damages in cash equal to one percent of the original offering price for each share purchased in the April Private Placement that at such time remain subject to resale restrictions, with an interest rate of one percent per month accruing daily for liquidated damages not paid in full within ten business days.  On August 12, 2011, the SEC declared effective a resale registration statement relating to the 9,857,143 shares issued in the April Private Placement. The registration statement, including post-effective amendments to the registration statement, remained effective through April 12, 2012.  As a result of not timely filing our Annual Report on Form 10-K for the year ended December 31, 2011, the registration statement relating to shares issued in the April Private Placement is not effective, and as a result, we may be subject to liability under the penalty provision.

Acquisitions and Sales

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

See Note 17, "Subsequent Events" of the Notes to Condensed Consolidated Financial Statements.

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

As a result of the Private Placements discussed above our cash and cash equivalents increased by $191.2 million and were $112.5 million at June 30, 2011, respectively. We expect that our cash on hand and the cash flow provided by operating activities will be sufficient to fund working capital, general corporate needs and planned capital expenditure for the next twelve months. However, there is no assurance that these sources of liquidity will be sufficient to fund our internal growth initiatives or the investments and acquisition activities that we may wish to pursue. If we pursue significant internal growth initiatives or if we wish to acquire additional businesses in transactions that include cash payments as part of the purchase price, we may pursue additional debt or equity sources to finance such transactions and activities, depending on market conditions.

As discussed above, we sold the Waste segment, which consisted principally of Choice, for $123.3 million in cash on November 15, 2012.  In conjunction with the closing of the transaction, Swisher paid off a credit facility of $17.2 million, equipment leases associated with the operations of Choice totaling $13.2 million and an outstanding note in the amount of $2.0 million.

See Note 17, “Subsequent Events” of the Notes to Condensed Consolidated Financial Statements.

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

Income Taxes

As a result of the merger with CoolBrands International, Inc. in November  2010, as discussed in Note 1, “Business Description” of the Notes to Consolidated Financial Statements in  our 2010 Annual Report, the Company converted from a corporation taxed under the provisions of Subchapter S of the Internal Revenue Code to a tax-paying entity and accounts for income taxes under the asset and liability method. Therefore, for the three and six months ended June 30, 2011, the Company has recorded an estimate for income taxes based on the Company’s tax operating results for the year ending December 31, 2011 and an effective income tax rate of  42.3%. The amount of income tax expense or benefit to be recorded in future periods is based on the full year’s net income.

In addition, during 2011, the Company reversed the valuation allowance of  $2.4 million recorded as of December 31, 2010 as a result of the Company’s net deferred tax liability balance of $9.7 million at June 30, 2011.The majority of these deferred tax liabilities were recorded as part of the acquisition of Choice  on March 1, 2011 as discussed in Note 4, “Acquisitions” of the Notes to Condensed Consolidated Financial Statements.

Litigation and Other Contingencies

The Company may be involved in litigation matters from time to time in the ordinary course of its business.  We do not believe at this time that other litigation matters will have a material adverse effect on our business, financial condition and results of operations.  The ultimate resolution of a litigation matter cannot be predicted with certainty and, therefore, we cannot assure you that the outcome of any of our litigation matters will not have a material adverse effect on our business, financial condition and results of operations.

For a discussion of additional legal proceedings related to our restatements to which we have become a party after June 30, 2011, please read "Explanatory Note – Securities Litigation."

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

Under SEC rules, we are required to provide a reconciliation of non-GAAP measures to the most directly comparable GAAP measures. Accordingly, the following is a reconciliation of Adjusted EBITDA to our net losses for the three and six month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011 (As Restated)	2010	2011 (As Restated)	2010
	(In thousands)

Net loss	$(8,093)	$(1,770)	$(14,089)	$(3,365)
Income tax benefit	(3,955)	-	(10,354)	-
Depreciation and amortization expense	5,353	1,084	8,248	2,127
Interest expense, net	334	355	(662)	646
Gains on foreign currency	128	-	163	-
Unrealized loss on convertible debt	3,625	-	5,586	-
Stock based compensation	1,044	-	1,846	-
Loss on extinguishment of debt	-	-	1,500	-
Acquisition and merger expenses	2,734	-	3,998	-

Adjusted EBITDA	$1,170	$(331)	$(2,412)	$(592)

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

●	The financial condition and operating ability of third parties may adversely affect our business;
●	The volatility of our raw material costs may adversely affect our operations;

Q2  version 6

●	Increases in fuel and energy costs could adversely affect our results of operations and financial condition;
●	Our products contain hazardous materials and chemicals, which could result in claims against us;
●
We are subject to environmental, health and safety regulations, and may be adversely affected by new and changing laws and regulations, that generate ongoing environmental costs and could subject us to liability;

●	Future changes in laws or renewal enforcement of laws regulating the flow of solid waste in interstate commerce could adversely affect our results of operations and financial condition;
●	If our products are improperly manufactured, packaged, or labeled or become adulterated, those items may need to be recalled;
●	Changes in the types or variety of our service offerings could affect our financial performance;
●	We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business;
●	If we are unable to protect our information and telecommunication systems against disruptions or failures, our operations could be disrupted;
●	Insurance policies may not cover all operating risks and a casualty loss beyond the limits of our coverage could adversely impact our business;
●	Our current size and growth strategy could cause our revenue and operating results to fluctuate more than some of our larger, more established competitors or other public companies;
●	Certain stockholders may exert significant influence over corporate action requiring stockholder approval; and
●	Provisions of Delaware law and our organizational documents may delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, including changes in interest rates and fuel prices. We do not use financial instruments for speculative trading purposes and we do not hold derivative financial instruments that could expose us to significant market risk. We do not currently have any contracts with vendors where we have exposure to the underlying commodity prices. In such event, we would consider implementing price increases and pursue cost reduction initiatives; however, we may not be able to pass on these increases in whole or in part to our customers or realize cost savings needed to offset these increases. The following discussion does not consider the effects that may have an adverse change on the overall economy, and it also does not consider actions we may take to mitigate our exposure to these changes. We cannot guarantee that the action we take to mitigate these exposures will be successful.

Interest Rate Risk

At June 30, 2011, we had variable rate debt of $24.7 million under two lines of credit with an average periodic interest rate on outstanding balances that fluctuates based on LIBOR plus 1.5% to 2.35%. At the above level of borrowings, for every 50 basis point change in LIBOR, interest expense associated with such borrowings would correspondingly increase or decrease by approximately $0.1 million annually. This analysis does not consider the effects of any other changes to our capital structure. A 10% change in interest rates would have an immaterial effect on the fair value of our final rate debt.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our former CEO and former CFO, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011. Based upon that evaluation, at the time the Original 10-Q was filed on August 15, 2011, management concluded that our disclosure controls and procedures were effective as of June 30, 2011. Subsequent to that evaluation, in connection with filing this Amended 10-Q, management concluded that our disclosure controls and procedures were not effective as of June 30, 2011 because of the deficiencies in our internal control over financial reporting discussed below.

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

●
The effectiveness of our accounting department resulting from the insufficient number of qualified accounting personnel with the required proficiency to apply purchase accounting policies in accordance with Generally Accepted Accounting Principles ("GAAP"), including with respect to acquisitions, the significant number of acquisitions made during the six months ended June 30, 2011, and the difficulty of integrating the accounting systems of acquired entities into our internal control system.

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

As set forth below, management has taken or will take steps to remediate each of the control deficiencies identified above. Notwithstanding the control deficiencies described above, we have performed additional analyses and other procedures to enable management to conclude that our condensed consolidated financial statements included in this Amended Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the period ended June 30, 2011.

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

●
We have hired a new Chief Financial Officer, an Interim Director of SEC Reporting, a Director of Financial Planning and Analysis, and a Corporate Controller. We have also hired a Vice President of Internal Audit, a senior level position reporting to the Audit Committee to oversee a newly established Internal Audit Department. The Department has developed and is implementing an internal audit program which will provide an independent risk-based evaluation of the Company's control environment on an ongoing basis. We have also filled other key accounting positions with qualified personnel and will continue to augment our accounting staff as needed.

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

●
We have enhanced our journal entry policy, including a more stringent review and approval process. We have acquired and are implementing new software for recording asset acquisitions movement and disposal, and computing depreciation expense for financial and tax reporting. We have reduced the complexity of the Company's legal entities and have consolidated accounting data bases.  We are implementing an automated process that uploads the trial balances of acquired entities' ERP systems into our corporate ERP system on a monthly basis with a standardized, centrally controlled chart of accounts mapping across the Company. By reducing complexity in this regard, we have also eliminated a significant portion of intercompany transactions.

●
We have substantially completed the implementation of the use of hand-held devices by route service and customer facing team members which provides greater transaction level controls over customer invoicing and inventory.

Management and our Audit Committee will continue to monitor these remedial measures and the effectiveness of our internal controls and procedures. Other than as described above, there were no changes in our internal controls over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

For a discussion of additional legal proceedings related to our restatements to which we have become a party after June 30, 2011, please read "Explanatory Note – Securities Litigation."

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

10.1
Securities Purchase Agreement, dated April 15, 2011. (On April 15, 2011, Swisher Hygiene Inc. entered into an additional 16 securities purchase agreements which are substantially identical in all material respects to this exhibit expect as to the parties thereto and the number of shares of common stock of Swisher Hygiene purchased. Attached to this exhibit is a schedule identifying the parties to the additional 16 securities purchase agreements and the number of shares of common stock Swisher Hygiene purchased by such parties.) (incorporated by reference to Exhibit 10.29 of the Company’s Pre-Effective Amendment No. 3 to Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 21, 2011).

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
___________
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

SWISHER HYGIENE INC. (Registrant)

Dated: February 20, 2013	By:	/s/ Thomas C. Byrne
Thomas C. Byrne
President and Chief Executive Officer (Principal Executive Officer)

Dated: February 20, 2013	By:	/s/ William T. Nanovsky
William T. Nanovsky
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

SWISHER HYGIENE INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**
101.LAB	XBRL Taxonomy Extension Label Linkbase.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**
___________

*	Furnished herewithin.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.