Form 10-Q/A
period 2011-09-30
Swisher Hygiene Inc.
filed 2013-02-21
CIK 1504747

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

Number of shares outstanding of each of the registrant's classes of Common Stock at November 11, 2011: 173,975,175 shares of Common Stock, $0.001 par value per share.

SWISHER HYGIENE INC.
FORM 10-Q/A
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

EXPLANATORY NOTE

Swisher Hygiene Inc. (the "Company" or "Swisher") is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A for the three and nine months ended September 30, 2011 (the "Amended 10-Q") to reflect adjustments to previously reported financial information, as discussed in Note 2, "Restatement of Condensed Consolidated Financial Statements" to the accompanying Notes to Condensed Consolidated Financial Statements. The adjustments reflect changes to the previously reported information identified as a result of the audit process conducted by our independent registered public accounting firm, the independent Audit Committee review, senior management's evaluation of the prior accounting for the related findings and concerns raised by a former employee, and certain other matters. For the reader's convenience, we refer to these collectively as the "Audit and Review Process."  As part of the Audit and Review Process, additional adjustments to the Prior Financial Information, including adjustments to the financial information in this Amended 10-Q were identified. We refer to the adjustments identified in the Audit and Review Process as the "Restatement Adjustments." The term Restatement Adjustments refers to adjustments to correct errors in the Company's prior accounting and an adjustment to reflect the impact of a change in accounting estimate resulting from the Company's reassessment of the remaining useful lives of its property and equipment. In summary, the Restatement Adjustments have resulted in the following changes to the previously reported financial information:

	September 30, 2011
		Restatement
	As Reported	Adjustments	As Restated
	(In thousands)
Total assets	$452,012	$3,861	$455,873

Total liabilities	$100,988	$6,196	$107,184

Total stockholders' equity	$351,024	$(2,335)	$348,689

	Three Months Ended September 30, 2011
		Restatement
	As Reported	Adjustments	As Restated
	(In thousands except per share amounts)
Revenue	$67,205	$203	$67,408

Net loss	$(3,757)	$1,887	$(1,870)

Loss per share	$(0.02)	$0.01	$(0.01)

	Nine Months Ended September 30, 2011
		Restatement
	As Reported	Adjustments	As Restated
	(In thousands except per share amounts)
Revenue	$146,277	$331	$146,608

Net loss	$(14,098)	$(1,861)	$(15,959)

Loss per share	$(0.09)	$(0.01)	$(0.10)

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

NASDAQ and TSX Matters

On April 11, 2012, the Company notified the NASDAQ Stock Market, LLC ("NASDAQ") that the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 would be delayed beyond the April 16, 2012 extended due date. On April 11, 2012, the Company received a letter from NASDAQ indicating that the Company was not in compliance with the filing requirements for continued listing under NASDAQ Listing Rule 5250(c)(1) as a result of the Company's notification to NASDAQ that the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 would be delayed beyond the April 16, 2012 extended due date.

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

v

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

On March 30, 2012, a purported Company shareholder commenced a putative securities class action on behalf of purchasers and sellers of the Company's common stock in the U.S. District Court for the Southern District of New York against the Company, the former President and Chief Executive Officer ("CEO"), and the former Vice President and Chief Financial Officer ("CFO"). The plaintiff asserted claims alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 , as amended (the "Exchange Act") based on alleged false and misleading disclosures in the Company's public filings. In April and May 2012, four more putative securities class actions were filed by purported Company shareholders in the U.S. District Court for the Western District of North Carolina against the same set of defendants. The plaintiffs in these cases have asserted claims alleging violations of Sections 10(b) and 20(a) of the Exchange Act based on alleged false and misleading disclosures in the Company's public filings. In each of the putative securities class actions, the plaintiffs seek damages for losses suffered by the putative class of investors who purchased Swisher common stock.

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

The Amended 10-Q

For the convenience of the reader, this Amended 10-Q amends and restates in its entirety the Quarterly Report on Form 10-Q for the three months and nine months ended September 30, 2011 (the "Original 10-Q"), which was filed with the SEC on November  14, 2011.  However, this Amended 10-Q amends only those items necessary to reflect the Restatement Adjustments, as well as to disclose events that have occurred subsequent to the original filing date that are of such significance that their omission could be materially misleading to the users of the restated financial statements. No other information from the Original 10-Q is amended in this document. In particular, forward-looking statements included in this Amended 10-Q represent management's views as of the date of filing of the Original 10-Q. Such forward-looking statements should not be assumed to be accurate as of any later date. Swisher undertakes no duty to update such information whether as a result of new information, future events or otherwise.

SWISHER HYGIENE INC.
FORM 10-Q/A
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands except share data)

	September 30, 2011	December 31,
	(As Restated)	2010
ASSETS
Current assets
Cash and cash equivalents	$83,830	$38,932
Restricted cash	-	5,193
Accounts receivable (net of allowance for doubtful accounts of $2,216
at September 30, 2011 and $334 at December 31, 2010)	30,524	7,069
Inventory	15,414	2,968
Other assets	2,435	895
Total current assets	132,203	55,057
Property and equipment, net	65,054	11,324
Goodwill	149,533	29,660
Other intangibles, net	104,189	7,669
Other noncurrent assets	4,894	2,524
Total assets	$455,873	$106,234
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$30,056	$9,335
Long-term debt and obligations due within one year	13,883	13,379
Advances from shareholder	2,000	2,000
Total current liabilities	45,939	24,714
Long-term debt and obligations	46,502	31,029
Deferred income tax liabilities	11,262	1,700
Other long-term liabilities	3,481	2,763
Total noncurrent liabilities	61,245	35,492
Commitments and contingencies
Stockholders's equity
Swisher Hygiene Inc. stockholders’ equity
Common stock, par value $0.001, authorized 400,000,000 shares; 173,864,701 and 114,015,063
shares issued and outstanding at September 30, 2011 and December 31, 2010	174	114
Additional paid-in capital	373,925	54,726
Accumulated deficit	(24,949)	(8,996)
Accumulated other comprehensive (loss) income	(484)	74
Total Swisher Hygiene Inc. stockholders’ equity	348,666	45,918
Non-controlling interest	23	110
Total stockholders' equity	348,689	46,028
Total liabilities and stockholders' equity	$455,873	$106,234

See Notes to Condensed Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011		2011
	(As Restated)	2010	(As Restated)	2010
Revenue
Products	$43,424	$9,580	$86,828	$26,347
Services	23,346	4,342	56,473	13,143
Franchise and other	638	2,139	3,307	6,464
Total revenue	67,408	16,061	146,608	45,954

Costs and expenses
Cost of revenue	26,664	6,108	55,009	16,870
Route expenses	15,297	3,511	35,966	9,860
Selling, general, and administrative	24,691	7,521	59,558	20,895
Acquisition and merger expenses	644	1,426	4,641	1,426
Depreciation and amortization	6,771	1,272	15,019	3,399
Loss on extinquishment of debt	-	-	1,500	-
Gain on bargain purchase	(4,359)	-	(4,359)	-
Total costs and expenses	69,708	19,838	167,334	52,450
Loss from operations	(2,300)	(3,777)	(20,726)	(6,496)

Other expense, net	(305)	(358)	(6,321)	(1,004)
Net loss before income taxes	(2,605)	(4,135)	(27,047)	(7,500)

Income tax benefit	735	-	11,088	-
Net loss	$(1,870)	$(4,135)	$(15,959)	$(7,500)

Loss per share
Basic and diluted	$(0.01)	$(0.07)	$(0.10)	$(0.13)

Weighted-average common shares used in the
computation of loss per share
Basic and diluted	173,429,586	57,908,074	154,025,525	57,878,049

See Notes to Condensed Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'  EQUITY (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(As Restated) (In thousands except share data)

					Accumulated	Swisher
			Additional		Other	Hygiene Inc.	Non-	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'	Controlling	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance at December 31, 2010	114,015,063	$114	$54,726	$(8,996)	$74	$45,918	$110	$46,028
Shares issued in connection with private placements	34,119,643	34	191,147	-	-	191,181	-	191,181
Shares issued in connection with the acquisition of Choice	8,281,920	8	48,772	-	-	48,780	-	48,780
Shares issued in connection with other acquisitions and purchases of property and equipment and settle liabilities	7,720,217	8	50,752	-	-	50,760	-	50,760
Shares issued for non-controlling interest	25,000	0	104	6		110	(110)	-
Conversion of promissory note payable	3,497,858	4	22,030	-	-	22,034	-	22,034
Stock based compensation			3,033	-	-	3,033	-	3,033
Exercise of stock options and warrants	6,205,000	6	3,361	-	-	3,367	-	3,367
Foreign currency translation adjustment	-	-	-	-	(558)	(558)	-	(558)
non controlling interest in AML2 acquisition	-	-	-	-	-	-	29	29
Net loss	-	-	-	(15,959)	-	(15,959)	(6)	(15,965)
Balance at September 30, 2011 ( as restated)	173,864,701	$174	$373,925	$(24,949)	$(484)	$348,666	$23	$348,689

See Notes to Condensed Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2011
	(As Restated)	2010
Cash used in operating activities
Net loss	$(15,959)	$(7,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,019	3,399
Stock based compensation	3,033	-
Unrealized loss on fair value of convertible promissory notes	4,767	-
Deferred income tax liabilities	(11,495)	-
Gain on bargain purchase	(4,359)	-
Changes in working capital components:
Accounts receivable	(7,573)	(268)
Inventory	(3,442)	(731)
Other assets and noncurrent assets	(725)	(142)
Accounts payable, accrued expenses, and other current liabilities	1,766	4,294
Cash used in operating activities	(18,968)	(948)
Cash used in investing activities
Purchases of property and equipment	(12,248)	(3,657)
Acquisitions, net of cash acquired	(133,216)	(890)
Restricted cash	5,193	-
Cash used in investing activities	(140,271)	(4,547)
Cash provided by financing activities
Proceeds from private placements, net of issuance costs	191,235	-
Proceeds from line of credit, net of issuance costs	41,573	-
Payoff of lines of credit	(27,841)	-
Principal payments on debt	(4,196)	(1,881)
Proceeds from exercise of stock options	3,366	-
Payment of shareholder advance	-	(800)
Proceeds from advances from shareholders	-	7,550
Cash provided by financing activities	204,137	4,869

Net increase (decrease) in cash and cash equivalents	44,898	(626)
Cash and cash equivalents at the beginning of the period	38,932	1,270
Cash and cash equivalents at the end of the period	$83,830	$644

See Notes to Condensed Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — BUSINESS DESCRIPTION

Principal Operations

Swisher Hygiene Inc. and its wholly-owned subsidiaries (the "Company," "Swisher," "we," or " our") provide essential hygiene and sanitation solutions to customers throughout much of North America and internationally through its global network of Company- owned operations, franchises and master licensees. These solutions include essential products and services that are designed to promote superior cleanliness and sanitation in commercial environments, while enhancing the safety, satisfaction and well-being of employees and patrons. These solutions are typically delivered by employees on a regularly scheduled basis and involve providing our customers with: (i) consumable products such as soap, paper, cleaning chemicals, detergents, and supplies, together with the rental and servicing of dish machines and other equipment for the dispensing of those products; (ii) the rental of facility service items requiring regular maintenance and cleaning, such as floor mats, mops, bar towels and linens; (iii) manual cleaning of their facilities; and (iv) solid waste collection services. We serve customers in a wide range of end-markets, with a particular emphasis on the foodservice, hospitality, retail, industrial, and healthcare industries. In addition, our solid waste collection services provide services primarily to commercial and residential customers through contracts with municipalities or other governmental agencies.

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

As of September 30, 2011, the Company has 83 Company-owned operations and 6 franchise operations located throughout the United States and Canada and has entered into 9 Master License Agreements covering the United Kingdom, Portugal, the Netherlands, Singapore, the Philippines, Taiwan, Korea, Hong Kong/Macau/China, and Mexico.

See Note 18, "Subsequent Events" for additional information concerning the sale of the Waste Segment in November of 2012.

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

On February 19, 20, and 21 , 2013, respectively, the Company filed amended quarterly reports on Form 10-Q/A for the quarterly periods ended March 31, 2011, June 30, 2011, and September 30, 2011 (the "Affected Periods"), including restated financial statements for the Affected Periods, to reflect adjustments to previously reported financial information, as discussed in Note 2, "Restatement of Condensed Consolidated Financial Statements" to the accompanying Notes to Condensed Consolidated Financial Statements. The adjustments reflect changes to the previously reported information identified as a result of the audit process conducted by our independent registered public accounting firm, the independent Audit Committee review, senior management's evaluation of the prior accounting for the related findings and concerns raised by a former employee, and certain other matters. For the reader's convenience, we refer to these collectively as the "Audit and Review Process." As part of the Audit and Review Process, additional adjustments to the Prior Financial Information were identified. We refer to the adjustments identified in the Audit and Review Process as the "Restatement Adjustments." The term Restatement Adjustments refers to adjustments to correct errors in the Company's prior accounting and an adjustment to reflect the impact of a change in accounting estimate resulting from the Company's reassessment of the remaining useful lives of its property and equipment.

Restatement of Condensed Consolidated Financial Statements

The following tables present the impact of the Restatement Adjustments on the Company's previously reported Condensed Consolidated Balance Sheet as of September 30, 2011 , the Condensed Consolidated Statement of Operations for the three and nine month periods ended September 30, 2011,  and the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2011:

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(In thousands)
	September 30, 2011
		Restatement
	As Reported	Adjustments	As Restated
ASSETS
Current assets
Cash and cash equivalents	$83,785	$45	$83,830
Accounts receivable, net	32,205	(1,681)	30,524
Inventory	15,840	(426)	15,414
Other assets	2,952	(517)	2,435
Total current assets	134,782	(2,579)	132,203
Property and equipment, net	64,517	537	65,054
Goodwill	165,993	(16,460)	149,533
Other intangibles, net	81,611	22,578	104,189
Other noncurrent assets	5,109	(215)	4,894
Total assets	$452,012	$3,861	$455,873
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$29,905	$151	$30,056
Long-term debt and obligations due within one year	13,346	537	13,883
Advances from shareholder	2,000	-	2,000
Total current liabilities	45,251	688	45,939
Long-term debt and obligations	47,900	(1,398)	46,502
Deferred income tax liabilities	4,446	6,816	11,262
Other long-term liabilities	3,391	90	3,481
Total noncurrent liabilities	55,737	5,508	61,245

Commitments and contingencies

Stockholders' equity
Swisher Hygiene Inc. stockholders’ equity
Common stock	174	-	174
Additional paid-in capital	373,873	52	373,925
Accumulated deficit	(23,088)	(1,861)	(24,949)
Accumulated other comprehensive income	65	(549)	(484)
Total Swisher Hygiene Inc. stockholders’ equity	351,024	(2,358)	348,666
Non-controlling interest	-	23	23
Total stockholders' equity	351,024	(2,335)	348,689
Total liabilities and stockholders' equity	$452,012	$3,861	$455,873

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands except share and per share data)

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
		Restatement			Restatement
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Revenue
Products	$43,424	$-	$43,424	$86,828	$-	$86,828
Services	23,347	(1)	23,346	56,468	5	56,473
Franchise and other	434	204	638	2,981	326	3,307
Total revenue	67,205	203	67,408	146,277	331	146,608

Costs and expenses
Cost of revenue	25,818	846	26,664	53,116	1,893	55,009
Route expenses	14,619	678	15,297	34,892	1,074	35,966
Selling, general, and administrative	22,631	2,060	24,691	53,847	5,711	59,558
Acquisition and merger expenses	644	-	644	4,735	(94)	4,641
Depreciation and amortization	6,880	(109)	6,771	15,672	(653)	15,019
Loss on extinquishment of debt	-	-	-	-	1,500	1,500
Gain on bargain purchase	-	(4,359)	(4,359)	-	(4,359)	(4,359)
Total costs and expenses	70,592	(884)	69,708	162,262	5,072	167,334
Loss from operations	(3,387)	1,087	(2,300)	(15,985)	(4,741)	(20,726)

Other expense, net	(323)	18	(305)	(6,289)	(32)	(6,321)
Net loss before income taxes	(3,710)	1,105	(2,605)	(22,274)	(4,773)	(27,047)

Income tax benefit	(46)	781	735	8,176	2,912	11,088
Net loss	$(3,756)	$1,886	$(1,870)	$(14,098)	$(1,861)	$(15,959)

Loss per share
Basic and diluted	$(0.02)	$0.01	$(0.01)	$(0.09)	$(0.01)	$(0.10)

Weighted-average common shares used
in the computation of loss per share
Basic and diluted	173,429,586	-	173,429,586	154,025,525	-	154,025,525

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30, 2011
		Restatement
	As Reported	Adjustments	As Restated
Net loss	$(14,098)	$(1,861)	$(15,959)

Cash used in operating activities	(16,849)	(2,119)	(18,968)
Cash used in investing activities	(103,088)	(37,183)	(140,270)
Cash provided by financing activities	164,790	39,347	204,137

Net increase in cash and cash equivalents	44,853	45	44,898
Cash and cash equivalents at the beginning of the period	38,932	-	38,932

Cash and cash equivalents at the end of the period	$83,785	$45	$83,830

The significant portions of the Restatement Adjustments presented above are explained as follows:

Inventory – The net decrease in inventory of $0.4 million primarily consists of entries to record $0.3 million of inventory acquired in business combinations.

Accounts receivable – The net decrease in accounts receivable of $1.7 million primarily consists of entries due to bad debt expense totaling $1.0 million, plus adjustments to the opening balance from business combinations occurring during the period, which are separately discussed in the following section, Restatement of Net Assets Acquired.

Other assets – The net decrease of $0.5 million is due primarily to reclassifications reflecting asset transactions originally recorded in the intercompany accounts in error.

Property and equipment, net – The net  increase in property and equipment of $0.5 million primarily consists of a $1.2 million  decrease in accumulated depreciation and related depreciation expense resulting from the change in estimate of the remaining useful lives for certain property and equipment as more fully described in Note 3, "Summary of Significant Accounting Policies," w hich is offset by an increase in depreciation expense of $0.3 million to record expense in quarter 3 of computation errors and several less significant clean up entries .

Goodwill – The adjustments to decrease goodwill by $16.5 million consists of entries to adjust the opening balances of business combinations occurring during the period which are separately discussed in the following section, Restatement of Net Assets Acquired.

Other intangibles, net – The adjustment to other intangibles,  a net increase of $22.6 million, consists of entries to adjust the opening balances of business combinations occurring during the period which are separately discussed in the following section, Restatement of Net Assets Acquired.

Long-term debt and obligations due within one year - The adjustment to increase short-term obligations of $0.5 million is due to the recharacterization of leases to capital from operating .

Long-term debt and  obligations – The adjustment to decrease long-term obligations  by $1.4 million consists of entries to correct opening balances of business combinations occurring during the period , which are separately discussed in the following section, Restatement of Net Assets Acquired.

Deferred income tax liabilities – The increase in deferred income tax liabilities of $6.8 million consists of the difference between the book and tax basis of the separately identifiable acquired intangible assets and the tax effect of the  reduction in  book loss related to this quarter.

Accumulated deficit and net loss – The decrease in accumulated deficit and net loss of $4.4 million comprises the net restatement entries made during the period.

Three Months Ended September 30, 2011

Cost of  revenue – The increase in cost of  revenue of $0.8 million is primarily due to a revaluation of inventories, acquired in business combinations and subsequently sold during the period as well as for the correction of valuation errors.

Route expenses – The increase of $0.7 million is primarily to adjust the capitalization of overhead costs relative to the installation of dispensers in accordance with the company policy, in addition to changes in fixed asset policy, which is fully described in Note 3 - Summary of Significant Accounting Policies.

Selling, general and administrative expenses – The increase in selling, general and administrative expenses of $2.1 million primarily consists of entries to bad debt expense totaling $1.0 million, entries to accrue expenses associated with severance payments to a former employee of an acquired company totaling $0.5 million and to reverse $0.5 million for an improperly recorded estimate associated with an acquisition’s earn out.

 Gain on bargain purchase – Income of $4.4 million was recorded as a "Gain from bargain purchase" related to the acquisition of a chemical manufacturer. The Company was able to acquire the business for consideration less than the fair value of the identifiable assets acquired and the specified liabilities assumed, which is discussed in the financial statements in Note 10 – Gain on Bargain Purchase.

Income tax benefit – The increase in income tax benefit consists of the tax effect of the additional book income related to this quarter.

Nine Months Ended September 30, 2011

Cost of  revenue – The increase in cost of  revenue of $1.9 million is primarily due to a $1.4 million revaluation of inventories acquired in business combinations and subsequently sold during the period as well as for the correction of valuation errors.

Route expenses – The increase of $1.1 million is primarily to adjust the capitalization of overhead costs relative to the installation of dispensers in accordance with company policy, in addition to the changes in fixed asset policy, which is fully described in Note 3 – Summary of Significant Accounting Policies.

Selling, general and administrative expenses – The increase in selling, general and administrative expenses of $5.7 million primarily consists of entries to bad debt expense totaling $1.8 million, to accrue expenses associated with severance payments to a former employee of an acquired company totaling $0.5 million, and to reverse $0.5 million associated with the valuation of the fair market value of a acquisition contingent liability, entries to accrue expenses of $1.6 million classified as selling, general and administrative expenses and $0.6 million to correct opening balances of business combinations occurring during the period which are separately discussed in the following section, Restatement of Net Assets Acquired.

Depreciation and amortization – The net decrease in depreciation and amortization expense of $0.6 million is due to the effect of a change in estimate of the remaining useful lives for certain property and equipment, of $1.2 million partially offset by several insignificant entries.

Loss on extinguishment of debt – The expense totaling $1.5 million reflects a penalty incurred and with  the prepayment of a credit facility in conjunction with the closing of the Company’s acquisition of Choice Environmental Services, Inc. ("Choice")  which was previously treated by the Company as an element of purchase price and  recorded in goodwill.

Gain on bargain purchase – Income of $4.4 million was recorded as "Gain from bargain purchase" related to the acquisition of a chemical manufacturer. The Company was able to acquire the business for consideration less than the fair value of the identifiable assets acquired and the specified liabilities assumed which is discussed in the financial statements in Note 10 – Gain on Bargain Purchase.

Income tax benefit –The increase in income tax benefit consists of the tax effect of the additional book loss related to the year to date.

Cash used in operating activities – The increase in cash used in operating activities of $ 2.1 million consists of a increase in working capital of $ 7.2 million, offset by the decrease in the net loss , and noncash adjustments of $7.5 million.

Cash used in investing activities – The increase in cash used in investing activities of $ 37.2 million consists primarily of the $2.3 million decrease in the amount treated as acquisition purchase price as discussed above under loss on extinguishment of debt and the reclassification of  $39.2 million of Choice debt paid off at closing from financing activities to cash paid on acquisitions in investing activities.

Cash used in financing activities - The increase in cash provided by financing activities of $39.3 million consists primarily of reclassifying $39.2 million of Choice debt paid off at closing from financing activities to cash paid on acquisitions in investing activities and $0.2 million of adjustments to proceeds received from the line of credit.

Restatement of Net Assets Acquired

As referenced in the explanations above, significant balance sheet changes resulted from Restatement Adjustments to the original fair value of assets acquired and liabilities assumed in business combinations completed during the nine month period ended September 30, 2011. These adjustments, which consist primarily of increases in intangible assets and deferred income tax liabilities and decreases to goodwill, reflect a final assessment completed in connection with the Audit and Review Process and included valuation analyses prepared by the valuation groups of two nationally recognized public accounting firms. Restatement Adjustments for the acquisition of Choice Environmental Services, Inc. ("Choice") and all other acquisitions are shown separately as follows:

Choice Acquisition		Restatement
Net tangible assets acquired:	As Reported	Adjustments	As Restated
Cash and cash equivalents	$341	$(82)	$259
Accounts receivable	6,096	329	6,425
Inventory	151	0	151
Property and equipment	29,618	(135)	29,483
Other intangibles	30,720	11,580	42,300
Deferred income tax assets and other assets	2,234	(5)	2,229
Accounts payable and accrued expenses	(8,348)	(1,149)	(9,497)
Long-term debt and obligations	(3,524)	1,015	(2,509)
Deferred income tax liabilities	(11,595)	(4,744)	(16,339)
Total net assets acquired	45,693	6,809	52,502
Goodwill	51,582	(8,308)	43,274

Total purchase price - Choice Acquisition	$97,276	$(1,500)	$95,776

Total purchase price	$97,276	$(1,500)	$95,776
Less: debt assumed	40,941	(39,219)	1,722
Less: cash received	-	259	259
Less: issuance of shares	48,781	(1)	48,780
Cash Paid	$7,554	$37,461	$45,015

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

Long-term debt and obligations – The net decrease in long-term obligations of $1.0 million is a result of changes to the capital vs. operating classification of leases.

Accounts payable and accrued expenses - the increase in accounts payable and accrued expenses of $1.1 million is due to a $0.5 million increase to adjust the fair market value of the opening balances for unfavorable contracts and a $0.6 million increase primarily to reflect the accrual of preacquisition liabilities.

Deferred income tax liabilities – The increase in deferred income tax liabilities of $4.7 million and a corresponding increase to goodwill is to record deferred income tax liabilities related to the tax effect of the difference between the book and tax basis of the separately identifiable acquired intangible assets, which were not previously valued, as discussed in other intangibles.

Goodwill – The net decrease in goodwill of $8.3 million primarily consists of the net increase in total net assets acquired of $6.8 million and the $1.5 million reduction of purchase price resulting from the expenses of the previously capitalized prepayment penalty.

	Nine Months Ended September 30, 2011
All Other Acquisitions		Restatement
	As Reported	Adjustments	As Restated
Number of businesses acquired	53		53

Net assets acquired:
Cash and cash equivalents	$-	$122	$122
Accounts receivable and other assets	10,254	(518)	9,736
Inventory	8,999	(34)	8,965
Property and equipment	17,958	1,662	19,620
Other intangibles	50,737	10,629	61,366
Accounts payable and accrued expenses	(11,823)	3,179	(8,644)
Deferred income tax liabilities	-	(3,853)	(3,853)
Total net assets acquired	76,125	11,187	87,312
Goodwill	84,835	(8,139)	76,696
Bargain purchase	-	(4,359)	(4,359)

Aggregate purchase price	$160,960	$(1,311)	$159,649

Aggregate purchase price	$160,960	(1,311)	$159,649
Less: debt assumed	18,599	0	18,599
Less: contingent consideration	3,042	(1,340)	1,702
Less: issuance of shares	49,694	0	49,694
Less: cash received	-	122	122
Less: cash held back	1,300	-	1,300
Less: minority interest	-	29	29

Cash Paid	$88,325	$(122)	$88,203

The significant portions of the Restatement of Net Assets Acquired – All Other Acquisitions are explained as follows:

Accounts receivable and other assets – The change in accounts receivable and other assets of $0.5 million is due primarily to the above described reclassification of cash.

Property and equipment – The increase in property and equipment of $1.7 million consists of adjustments to increase the value of property and equipment in accordance with the results of final valuation analysis.

Accounts payable and accrued expenses – The decrease in accounts payable and accrued expenses of $3.2 million consists of adjustments in accordance with the results of the final valuation analysis.

Deferred income taxes – The  increase in deferred income tax liabilities of $3.9 million and corresponding increase to goodwill is to record deferred income tax liabilities related to the tax effect of the difference between the book and tax basis of the separately identifiable acquired intangible assets, which were not previously valued, as discussed in other intangibles.

Other intangibles – The increase in other intangibles of $10.6 million primarily consists of entries to increase the value assigned to customer contracts and relationships and formulas with a corresponding reduction in the amount of recorded goodwill.

Goodwill – The net decrease in goodwill of $8.1 million consists of the increase in total net assets acquired offset by an adjustment to recognize into income the bargain purchase in a reduction of purchase price in association with an acquisition.

Gain on bargain purchase - Income of $4.4 million was recorded as "Gain from bargain purchase" related to the acquisition of a chemical manufacturer. The Company was able to acquire the business for consideration less than  the fair value of the identifiable assets acquired and the specified liabilities assumed. exceeded the fair value of the consideration transferred, which is discussed in the financial statements in Note 10 – Gain on Bargain Purchase.

Contingent consideration and purchase price - The change of $1.3 million is primarily due to the decrease in the fair market value of contingent earn outs related to three acquisitions.

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

Change in Estimate

The Company continues to accumulate and analyze data regarding the operating performance of certain assets and their economic life.  This analysis indicated that these assets will continue to be used in the business for different periods than originally anticipated. As a result, the Company revised the estimated useful lives of certain property and equipment as follows:

	Useful Life in Months
	Previous	Revised
Linen	36	24
Dust control	36	36
Dish machines	60	84
Dispensers	24 to 36	24 to 60
Mops and bar towels	3 to 36	expensed
Vehicles - Hygiene	36	60
Office furniture and fixtures	36	60

The change in the useful life for these assets reflects the Company's current estimate of future periods to benefit. The effect of this change in estimate for the  nine months ended September 30, 2011 was a reduction of depreciation expense of $1.6 million. Had this change taken place in 2010, depreciation expense would have decreased by $0.5 million.

Acquisition and merger expenses

Acquisition and merger expenses include costs directly related to the acquisition of our four franchisees and ten independent businesses during the nine months ended September 30, 2011, and costs directly related to the merger with CoolBrands International, Inc. as discussed in Note 1, "Business Description" of the Notes to Consolidated Financial Statements in our 2010 Annual Report. These costs include third party due diligence, legal, accounting and professional service expenses.

Segments

On March 1, 2011, the Company completed its acquisition of Choice, a Florida based company that provides a complete range of solid waste and recycling collection, transportation, processing and disposal services. As a result of the acquisition of Choice, the Company now has two segments: 1) Hygiene and 2) Waste. The Company's Hygiene segment provides commercial hygiene services and products throughout much of the United States and operates a worldwide franchise and license system to provide the same products and services in markets where Company-owned operations do not exist. The Company's Waste segment consists of the operations of Choice and will include future acquisitions of solid waste collection businesses. Prior to the acquisition of Choice, the Company managed, allocated resources, and reported in one segment, the Hygiene segment. See Note 1 6 , "Segments".

The Company sold its Waste segment during the fourth quarter of 2012 as more fully described in Note 18, "Subsequent Events."

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

Business Combinations: In December 2010, the FASB issued new standards that clarify that if comparative financial statements are presented , the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The standards are effective prospectively for material (either on an individual or aggregate basis) business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The Company has included the required disclosures in Note 4, "Acquisitions".

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

On March 1, 2011, we closed the acquisition of Choice and issued 8,281,920 shares of our common stock to the former shareholders of Choice, assumed  $1.7 million of debt and paid off $39.2 million of Choice debt. In paying the balance on this Choice debt,  we incurred a prepayment penalty of $1.5 million which is included in loss on extinguishment of debt in the Condensed Consolidated Statement of Operations. Certain shareholders of Choice received $5.7 million in cash for warrants to purchase an additional 918,076 shares of common stock at an exercise price of $6.21, which expired on March 31, 2011 and were not exercised.

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

The following table summarizes the allocation of the purchase price, after considering the Restatement Adjustments, based on the fair value of the acquired assets and assumed liabilities of Choice as of March 1, 2011:

As Restated
Net assets acquired:
Cash and cash equivalents	$259
Accounts receivable	6,425
Inventory	151
Property and equipment	29,483
Other intangibles	42,300
Deferred income tax assets and other assets	2,229
Accounts payable and accrued expenses	(9,497)
Capital lease obligations	(2,509)
Deferred income tax liabilities	(16,339)
Total net assets acquired	52,502
Goodwill	43,274
Total purchase price	95,776

Other assets include $0.7 million of notes receivable from Choice shareholders. In addition, the Company's Condensed Consolidated Statement of Operations for the nine months ended September 30, 2011 includes $41.7 million of revenue and $ 1.0 million of net loss before income taxes from  Waste operations.

The following supplemental pro-forma information presents the financial results for Choice as if the acquisition has occurred on January 1, 2010, for the three and nine months ended September 30, 2011, and 2010. This supplemental pro-forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition of Choice been completed on January 1, 2010 nor are they indicative of any future results .

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011		2011
	(As restated)	2010	(As restated)	2010
Revenue	$47,408	$27,047	$158,216	$81,375

Loss from operations	(2,299)	(5,302)	(18,904)	(9,170)

Loss per share
Basic and diluted	$(0.01)	$(0.07)	$(0.09)	$(0.13)

Weighted-average common shares used in the
computation of loss per share
Basic and diluted	173,429,586	78,452,494	158,590,952	78,422,469

The Company sold its Waste segment, which consisted principally of Choice, during the fourth quarter of 2012, as more fully described in Note 18, "Subsequent Events."

Other Acquisitions

During the nine months ended September 30, 2011, the Company acquired  nine of its franchisees and  44 independent businesses, in addition to the acquisition of Choice. The results of operations of these acquisitions have been included in the Company's Condensed Consolidated Statement of Operations since their respective acquisition dates. The company has provided pro-forma information for the only individually significant acquisition made during the nine months ended September 30, 2011. Full pro-forma disclosures will be included in the Form 10-K.

The following table summarizes the allocation of the purchase price of these acquisitions, after considering the Restatement Adjustments, based on the fair value of the acquired assets and assumed liabilities:

As Restated
Number of businesses acquired	53

Net assets acquired:
Cash and cash equivalents	$831
Accounts receivable and other assets	9,736
Inventory	8,965
Property and equipment	19,620
Other intangibles	61,366
Accounts payable and accrued expenses	(9,353)
Deferred income tax liabilities	(3,853)
Total net assets acquired	87,312
Goodwill	76,696
Bargain purchase	(4,359)

Aggregate purchase price	$159,649

Aggregate purchase price	$159,649
Less: debt assumed	49,694
Less: contingent consideration	1,702
Less: issuance of shares	18,599
Less: cash received	831
Less: cash held back	1,300
Less: minority interest	29

Cash Paid	$87,494

Contingent consideration is payable to the former owners of our acquired businesses and consists of earn-out obligations which are based on the achievement of contractually negotiated levels of performance by certain of our acquired businesses and are payable in cash quarterly for three years ending March 31, 2014. These contingent earnouts are recorded at its fair market value as of the acquisition date.  There are no continuing employment obligations associated with any of the earnouts and they have therefore been treated as acquisition consideration.  See Note 18, "Subsequent Events" for additional acquisitions subsequent to September 30, 2011.

The results of operations of acquisitions since their respective acquisition dates are included in the Company's Consolidated Financial Statements. The Company's Consolidated Financial Statements included $49,578,000 of revenue and $3,310,000 of net income before income taxes for the three months ended September 30, 2011 and $93,135,770 of revenue and $2,303,832 of net income before income taxes for the nine months ended September 30, 2011 from the nine franchises and forty-five independent businesses, including Choice, acquired during the nine months ended September 30, 2011.

NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets have been recognized in connection with the acquisitions described in Note 4, "Acquisitions" and substantially all of the balance is expected to be fully deductible for income tax purposes, except for goodwill related to the acquisition of Choice, which was a stock acquisition. Changes in the carrying amount of goodwill and other intangibles for each of the Company's segments during the nine months ended September 30, 2011 were as follows:

	Hygiene	Waste
	(As Restated)	(As Restated)
Goodwill
Balance — December 31, 2010
Gross goodwill	$30,530	$-
Accumulated impairment losses	(870)	-
Total goodwill	29,660	-
Goodwill acquired	67,473	52,482
Foreign exchange translation	(82)	-
Balance — September 30, 2011
Gross goodwill	97,921	52,482
Accumulated impairment losses	(870)	-
Total goodwill	$97,051	$52,482

Customer Relationships
Balance — December 31, 2010	$5,780	$-
Customer contracts and relationships acquired	37,952	36,750
Amortization	(2,766)	(2,340)
Foreign exchange translation	(84)	-
Balance — September 30, 2011	$40,882	$34,410

Non-compete Agreements
Balance — December 31, 2010	$1,889	$-
Non-compete agreements acquired	5,854	6,838
Amortization	(866)	(940)
Foreign exchange translation	(28)	-
Balance — September 30, 2011	$6,849	$5,898

Trademarks
Balance — December 31, 2010	$-	$-
Trademarks acquired	1,760	9,455
Amortization	(57)	-
Balance — September 30, 2011	$1,703	$9,455

Formulas
Balance — December 31, 2010	$-	$-
Formulas acquired	5,000	-
Amortization	(8)	-
Balance — September 30, 2011	$4,992	$-

Hygiene Segment

The fair value of the customer relationships and contracts acquired is based on future discounted cash flows expected to be generated from those customers. These customer relationships and contracts will be amortized on a straight-line basis over five to ten years, which is primarily based on historical customer attrition rates and lengths of contracts.  The fair value of the non-compete agreements will be amortized on a straight-line basis over the length of the agreements, typically not exceeding five years.  The fair value  of formulas are amortized on a straight-line basis over twenty years.  Trademarks and tradenames are generally indefinite lived intangibles with no amortization.  In instances where there is a finite life remaining on a particular trademark or tradename, the Company amortizes them on s straight-line basis over this period.

Waste Segment

The fair value of the customer relationships and contracts acquired is based on future discounted cash flows expected to be generated from contracts with municipalities and customers. These customer relationships will be amortized on a straight-line basis over seven years, which is the weighted-average of the estimated life of the customers acquired. Contracts will be amortized on a straight-line basis over the remaining life of the contracts including any appropriate renewal periods.  The fair value of the non-compete agreements will be amortized on a straight-line basis over the length of the agreements, typically not exceedinig five years.  Trademarks, tradenames and permits are considered to be indefinite lived intangibles and therefore no amortization expense has been recorded.

NOTE 6 — STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the nine months ended September 30, 2011 consisted of the following:

As Restated
Balance at December 31, 2010	$46,028
Issuance of shares in connection with Choice acquisition	48,780
Issuance of shares in connection with private placements	191,137
Issuance of shares in connection with acquisitions	49,621
Issuance of shares in connection with purchases of property and equipment	1,183
Stock based compensation	3,033
Exercise of stock options & warrants	3,367
Conversion of convertible promissory note payable	22,034
Foreign currency translation	(558)
Non-controlling interest	29
Net loss	(15,965)
Balance at September 30, 2011	$348,689

Choice

As part of the purchase price of Choice, we issued 8,281,920 shares of our common stock to the previous shareholders of Choice. See Note 4, "Acquisitions."

Private Placements

As discussed in Note 4, on March 1, 2011, in connection with the closing of the Choice acquisition, the 12,262,500 Subscription Receipts were exchanged for 12,262,500 shares of our common stock. As part of this transaction, we received cash of $56.3 million, net of issuance costs paid in cash of approximately $0.2 million.

On March 22, 2011, we entered into a series of arm's length securities purchase agreements to sell 12,000,000 shares of our common stock at a price of $5.00 per share, for  net proceeds of $ 59.8 million to certain funds of a global financial institution (the "March Private Placement"). On March 23, 2011, we closed the March Private Placement and issued 12,000,000 shares of our common stock. Pursuant to the securities purchase agreements, the shares of common stock issued in the March Private Placement could not be transferred on or before June 24, 2011 without our consent. We agreed to use our commercially reasonable efforts to file a resale registration statement with the SEC relating to the shares of common stock sold in the March Private Placement. If the registration statement was not filed or declared effective within specified time periods , the investors would have been, or if the registration statement ceases to remain effective for a period of time exceeding  a sixty day  grace period, the investors will be entitled to receive monthly liquidated damages in cash equal to one percent of the original offering price for each share purchased in the private placement that at such time remain subject to resale restrictions, with an interest rate of one percent per month accruing daily for liquidating damages not paid in full within ten business days.  On April 21, 2011, the SEC declared effective, a resale registration statement relating to the 12,000,000 shares issued in the March Private Placement. The registration statement, including post-effective amendments to the registration statement, remained effective through April 12, 2012.  As a result of not timely filing our Annual Report on Form 10-K for the year ended December 31, 2011, the registration statement relating to shares issued in the March Private Placement is not effective, and as such we may be subject to liability under the penalty provision.

See Note 1 8 – “ Subsequent Events” for discussion of the April Private Placement.

On April 15, 2011, we entered into a series of arm's length securities purchase agreements to sell 9,857,143 shares of our common stock at a price of $7.70 per share, for  net proceeds of $ 75.1 million to certain funds of a global financial institution (the "April Private Placement"). On April 19, 2011, we closed the April Private Placement and issued 9,857,143 shares of our common stock.  Pursuant to the securities purchase agreements, the shares of common stock issued in the April Private Placement could not be transferred on or before June 24, 2011 without our consent.  We agreed to use commercially reasonable efforts to file a resale registration statement with the SEC relating to the shares of common stock sold in the April Private Placement. If the registration statement was not filed or declared effective within the specified time periods the investors would have been, or if the registration statement ceases to remain effective for a period of time exceeding certain grace periods, the investors will be entitled to receive liquidated damages in cash equal to one percent of the original offering price for each share purchased in the April Private Placement that at such time cannot be sold by the investor.  On August 12, 2011, the SEC declared effective, a resale registration statement relating to the 9,857,143 shares issued in the April Private Placement. The registration statement, including post-effective amendments to the registration statement, remained effective through April 12, 2012.  As a result of not timely filing our Annual Report on Form 10-K for the year ended December 31, 2011, the registration statement relating to shares issued in the April Private Placement is not effective, and assured we may be subject to liability under the penalty provision.

Acquisitions and Asset Purchases

We issued a total of  7.7 million  shares of our common stock in connection with certain acquisitions of franchisees and businesses during the nine months ended September 30, 2011 and to purchase additional assets. The weighted-average price was $6.58 at the time the shares were issued.

Stock Based Compensation and warrants

Stock based compensation is the result of the recognition of the fair value of share based compensation on the date of grant over the service period for which the awards are expected to vest. In addition , 705,000 options were exercised at a weighted-average exercise price of  $1.14 during the  nine months ended September 30, 2011. Additionally, warrants were converted to 5.5 million shares of common stock.

Convertible Promissory Note

In addition, during the nine months ended September 30, 2011, convertible promissory notes issued in November 2010 as part of the consideration paid for an acquisition was fully converted to  3,497,858 shares of our common stock.

The Company sold its Waste segment, which consisted principally of Choice, during the fourth quarter of 2012, as more fully described in Note 18, "Subsequent Events."

NOTE 7 — LONG-TERM OBLIGATIONS

Long-term obligations consist of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31,
	(As Restated)	2010
Line of credit agreement dated March 2011 and matures in July 2013, interest rate of 3.2% at September 30,2011.	$24,964	$-
Line of credit agreement dated March 2008. Interest payable monthly at one month LIBOR plus 2.85% at December 31, 2010, interest rate of 3.11% at December 31, 2010.	-	9,947
Line of credit agreement dated June 2008. Interest payable monthly at one month LIBOR plus 1.50% at December 31, 2010, interest rate of 1.76% at September 30, 2011.	-	15,000
Acquisition notes payables	15,540	7,891
Capitalized lease obligations with related parties	11,700	-
Capitalized lease obligations	3,356	799
Notes payable under Master Loan and Security Agreement, due in monthly installments and maturing in 2012. Interest is payable monthly at a weighted-average interest rate of 8.0% at September 30, 2011 and December 31, 2010.	777	-
Convertible promissory notes:
6.0% Note due June 30, 2011	-	5,000
4.0% Notes at various dates through December 15, 2011	4,048	5,771
Total debt and obligations	60,385	44,408
Amounts due within one year	(13,883)	(13,379)

Long-term debt and obligations	$46,502	$31,029

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

See Note 18, "Subsequent Events" which discusses subsequent amendments to the credit facility as well as the payoff of the credit facility in conjunction with the sale of the Company's Waste segment in the fourth quarter of 2012.

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

The Company sold its Waste segment, which consists principally of Choice, during the fourth quarter of 2012, as more fully described in Note 18, "Subsequent Events" and in connection therewith, transferred all remaining capital lease obligations to the buyers.

Convertible Notes

In February 2011, the 6.0% convertible promissory note of $5.0 million due on June 30, 2011 that was issued in November 2010 as part of consideration paid for an acquisition was converted into 1,312,864 of the Company's common shares. Since the convertible note was issued as part of a business combination, the note was recorded at fair value of $6.4 million on the date of issuance including $5.2 million recorded as a current liability and $1.2 million recorded as additional paid-in capital reflecting the promissory note's beneficial conversion feature. As of December 31, 2010, the net carrying amount of this promissory note was $6.4 million ($6.3 million principal and conversion feature and $0.1 million unamortized premium).

In addition during 2010, the Company issued convertible promissory notes with an aggregate principal value of $4.7 million. The notes have a 4.0% interest rate, mature at various times up to September 30, 2011 and are convertible into shares of our common stock at conversion rates from $3.88 to $4.18. The holder may convert the principal and interest into a variable number of the Company's common stock at any time following both (i) conditional approval by the Toronto Stock Exchange ("TSX") of the listing of the shares of Company's common shares issuable upon conversion of each note and (ii) the date that the Company's Registration Statement on Form S-1 for the resale of the Company's common stock is declared effective by the SEC, but not later than the maturity date of each note.

During the  nine months ended  September 30,  2011 and in connection with certain acquisitions, the Company issued convertible promissory notes with an aggregate principal value of $7.1 million. The notes have a 4% interest rate and are convertible into a maximum aggregate of 3,666,204 shares of our common stock from $4.82 to $5.68. The holder may convert the principal and interest into a variable number of the Company's common stock at any time following both (i) conditional approval by the TSX of the listing of the shares of Company's common shares issuable upon conversion of each note and (ii) the date that the Company's Registration Statement on Form S-1 for the resale of the Company's common stock is declared effective by the SEC but not later than the maturity date of each note.

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

The above convertible promissory notes that are convertible into a variable number of shares of the Company's common stock were recorded at fair value on the date of issuance and subsequently at each reporting period. The fair value of these convertible promissory notes was based primarily on a Black-Scholes pricing model. The significant management assumptions and estimates used in determining the fair value included the expected term and volatility of our common stock. The expected volatility was based on an analysis of industry peer's historical stock price over the term of the notes as the Company did not have sufficient history of its own stock volatility, which was estimated at approximately 25.0%. Subsequent changes in the fair value of these instruments were recorded in other expense, net on the Condensed Consolidated Statements of Operations. Future movement in the market price of our stock could significantly change the fair value of these instruments and impact our earnings.

The convertible promissory notes that are convertible into a variable number of the Company's shares issued during 2010 and 2011 are Level 3 financial instruments since they are not traded on an active market and there are unobservable inputs, such as expected volatility used to determine the fair value of these instruments. The following table is a reconciliation of changes in carrying value of these notes including changes in fair value for notes that are convertible into a variable number of the Company's common shares for the nine months ended September 30, 2011:

As Restated
Balance at December 31, 2010	$5,771

Issuance of convertible promissory notes	$8,324
Unrealized losses included in earnings	1,961

Balance at March 31, 2011	$16,056

Issuance of convertible promissory notes	$574
Settlement/conversion of convertible promissory note	(15,934)
Unrealized losses included in earnings	3,555

Balance at June 30, 2011	$4,252

Issuance of convertible promissory notes	2,363
Settlement/conversion of convertible promissory note	(1,865)
Unrealized losses included in earnings	(749)

Balance at September 30, 2011	$4,000

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

NOTE 9 — INVENTORY

At September 30, 2011 and December 31, 2010, inventory consists of:

	September 30, 2011	December 31,
	(As Restated)	2010
Finished goods	$12,220	$2,968
Raw materials	3,194	-

Balance at September 30, 2011	$15,414	$2,968

NOTE 10 — GAIN ON BARGAIN PURCHASE

During the quarter ended September 30, 2011, the Company recorded income of $4.4 million on the accompanying Condensed Consolidated Statement of Operations as a "Gain on bargain purchase" resulting from the Company's acquisition during the quarter ended September 30, 2011 of J.F. Daley International, LTD. (a chemical manufacturer, referred to as "Daley").  The Company recognized the gain on bargain purchase in accordance with Accounting Standards Codification 805, and particularly sections 805-30-25 and 805-30-30 (collectively, "ASC 805"), based on its analysis described below.

In accordance with  ASC 805, before recognizing a gain on bargain purchase, the Company reassessed and concluded that it had identified all of the assets acquired and all of the liabilities assumed and further concluded that no additional identifiable assets acquired or assumed liabilities existed. In addition, the Company reviewed the procedures used to measure the amounts to be recognized with respect to identifiable assets acquired  and liabilities assumed, as well as the aggregate consideration transferred. The objective of the review was to ensure that the measurements appropriately reflected all available information as of the acquisition date. Based on this review, the Company concluded that the fair value of the consideration transferred in the acquisition of Daley was less than the fair value of the net identifiable assets acquired, resulting in the $4.4 million gain recognized in connection with the acquisition (the "bargain purchase").

The Company identified the following primary factors leading to the bargain purchase, which presented the Company with a favorable environment to negotiate pricing and purchase terms, which environment may not have been available had these factors not been present:

●	In 2010, Daley lost its largest customer without a timely reaction to the resulting reduced volume or corresponding reduction in its cost structure.
●
Daley was operating under a forbearance agreement with its lender, which included significantly burdensome terms and requirements, which if not met would result in the lender demanding immediate payment of its loan to Daley.

●	Daley's lender required a personal guarantor to the loan.
●	It is the Company's understanding that both the lender and Daley desired to end their creditor/debtor relationship.
●	As a result of the transaction with Swisher, Daley was able to have significant pre-payment penalties under the terms of the forbearance agreement forgiven.
●	The opportunity for key Daley employees to continue employment post-sale with the Company pursuant to two-year employment agreements.
●	The seller was further motivated based on a desire to decrease his personal workload and to focus on other opportunities in the part of the business he would retain.
●	No other potential acquirers participated in the bidding process.

The Company concluded that these factors led to a situation where external circumstances caused the seller to extend favorable terms to the Company and, based on these circumstances, the Company further concluded that the gain on bargain purchase is appropriate for recognition.

NOTE 11 — OTHER EXPENSE, NET

Other expense, net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011		2011
	(As Restated)	2010	(As Restated)	2010
Interest expense	$(922)	$(371)	$(1,841)	$(1,054)
Unrealized gain on debt related fair value
measurements	590	-	(4,767)	-
Other income	-	-	70	-
Foreign currency gain	(106)	-	58	-
Interest income	127	13	153	50
Other m inority interest	6	-	6	-

Total other expense, net	$(305)	$(358)	$(6,321)	$(1,004)

NOTE 12 — COMPREHENSIVE LOSS

Comprehensive loss consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011		2011
	(As Restated)	2010	(As Restated)	2010
Net loss	$(1,870)	$(4,135)	$(15,959)	$(7,500)
Foreign currency translation	(9)	-	(8)	-

Comprehensive loss	$(1,879)	$(4,135)	$(15,967)	$(7,500)

NOTE 13 — SUPPLEMENTAL CASH FLOW INFORMATION

The following table includes supplemental cash flow information, including noncash investing and financing activity for the nine months ended September 30, 2011 and 2010.

	2011
	(As Restated)	2010
Cash received for interest	$204	$209

Cash paid for interest	$1,018	$-

Notes payable issued or assumed on acquisitions	$10,321	$-

Conversion of promissory notes	$5,077	$-

Issuance of shares for other acquisitions and property
and equipment and settle liabilities	$2,145	$-

Debt and private placement issuance costs financed	$283	$-

NOTE 14 — LOSS PER SHARE

Loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. The following were not included in the computation of diluted loss per share for the nine months ended September 30, 2011 and 2010 as their inclusion would be antidilutive:

●	Warrants to purchase 5,500,000 shares of common stock at $0.50 per share were outstanding and expire in November 2011.

●	Stock options and restricted units to purchase 5,055,428 shares of common stock.

●	Convertible promissory notes that if-converted would result in 2,602,811 shares of common stock.

NOTE 15 — INCOME TAXES

As a result of the merger with CoolBrands International, Inc. on November 2, 2010, as discussed in Note 1, "Business Description" of the Notes to Consolidated Financial Statements in our 2010 Annual Report, the Company converted from a corporation taxed under the provisions of Subchapter S of the Internal Revenue Code to a tax-paying entity and accounts for income taxes under the asset and liability method. For the nine months ended September 30, 2011, the Company has recorded an estimate for income taxes based on the Company's projected net income for the year ending December 31, 2011 and an effective income tax rate of 41.1%.  The amount of income tax expense recorded for the period is based on the full year’s net income.

In addition, during the nine months ended September 30, 2011, the Company reversed the valuation allowance of $2.4 million recorded as of December 31, 2010 as a result of the Company's net deferred tax liability balance of $11.3 million at September 30, 2011. The majority of these deferred tax liabilities were recorded as part of the acquisition of Choice on March 1, 2011 as discussed in Note 4, "Acquisitions".

See Note 18, "Subsequent Events" for information concerning the sale of the Waste segment, which consists principally of Choice, and further discussion of the valuation allowance referred to above.

NOTE 16 — SEGMENTS

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

The following table presents financial information for each of the Company's reportable segments for the three and nine months ended and as of September 30, 2011:

	Hygiene	Waste	Total
	(As Restated)	(As Restated)	(As Restated)
Three Months Ended September 30, 2011
Revenue	$49,240	$18,168	$67,408

Depreciation and amortization	$3,839	$2,932	$6,771

Loss from operations	$(2,678)	$378	$(2,300)

Other (expense) income, net	$(246)	$(59)	$(305)

Net loss before income taxes	$(2,924)	$319	$(2,605)

Capital expenditures, including non-cash	$4,293	$1,688	$5,981

Total assets	$312,127	$143,746	$455,873

	Hygiene	Waste	Total
	(As Restated)	(As Restated)	(As Restated)
Nine Months Ended September 30, 2011
Revenue	$104,959	$41,649	$146,608

Depreciation and amortization	$8,431	$6,588	$15,019

Loss from operations	$(20,675)	$(51)	$(20,726)

Other (expense) income, net	$(6,195)	$(126)	$(6,321)

Net loss before income taxes	$(26,870)	$(177)	$(27,047)

Capital expenditures, including non-cash	$11,539	$2,090	$13,629

Total assets	$312,127	$143,746	$455,873

The Company sold its Waste segment during the fourth quarter of 2012 as more fully described in Note 18, "Subsequent Events."

NOTE 17 — COMMITMENTS AND CONTINGENCIES

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

NOTE 18 — SUBSEQUENT EVENTS

Acquisitions

From October 1, 2011 through February 20, 2012, the Company acquired 17 businesses. While the terms, price, and conditions of each of these acquisitions were negotiated individually, consideration to the sellers typically consists of a combination of cash and our common stock. Aggregate consideration paid for these acquired businesses was $16.4 million consisting of $15.4 million in cash, and 274,926 shares of our common stock with a fair value of $1.0 million.

Sale of Waste Segment

On November 15, 2012, the Company completed a stock sale of Choice and other acquired businesses, including Lawson and Central/CCI that comprise the Waste segment, to Waste Services of Florida, Inc. for $123.3 million. The stock purchase agreement contains earn-out provisions that could provide additional sale proceeds to the Company of $1.8 million upon achievement of a predetermined revenue target and is also subject to customary purchase price adjustments, including revenue and EBITDA metrics. Ten percent of the purchase price is subject to a holdback and adjustment upon delivery of audited financial statements to the buyer.

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

	Three Months Ended Ended September 30,		Nine Months Ended September 30,
	2011		2011
	(As restated)	2010	(As restated)	2010
Revenue	$49,240	$16,061	$104,959	$45,954

Loss from operations	$(3,611)	$(3,777)	$(22,772)	$(6,496)

Loss per share
Basic and diluted	$(0.02)	$(0.07)	$(0.17)	$(0.13)

Weighted-average common shares used in the
computation of loss per share
Basic and diluted	173,429,586	57,908,074	154,025,525	57,878,049

Revolving Credit Facility

During 2012, we amended our credit facility with Wells Fargo Bank, National Association on each of April 12, 2012, May 15, 2012, June 28, 2012, July 30, 2012, August 31, 2012, September 27, 2012, and October 31, 2012, in each case, primarily to extend the dates by which we were required to file our Form 10-K for the year ended December 31, 2011 and Forms 10-Q for the quarters ended March 31, 2012, June 30, 2012, and September 30, 2012 and to avoid potential defaults for not timely filing these reports.  In addition, the August 31, 2012 amendment reduced the Copmany’s maximum borrowing limit to $50.0 million, provided that the Company met certain borrowing base requirements.  The September 27, 2012 amendment further reduced the Company’s maximum borrowing limit to $25.0 million, provided that the Company met certain borrowing base requirements.  The October 31, 2012 amendment required the Company to place certain amounts in the collateral account under the sole control of the administrative agent to meet the Company’s unencumbered liquidity requirements.  In connection with the sale of our Waste segment on November 15, 2012, we paid off the credit facility , which resulted in the termination of the credit facility.

Conversion of Convertible Promissory Notes

Subsequent to September 30, 2011, convertible promissory notes with an aggregate principal amount of $2.0 million and an aggregate fair value of $2.7 million, included in short term obligations on the Condensed Consolidated Balance Sheets as of September 30, 2011, were converted into 581,962 shares of Company's common stock.

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

On February 19, 20, and 21, 2013, respectively, the Company filed amended quarterly reports on Form 10-Q/A for the quarterly periods ended March 31, 2011, June 30, 2011, and September 30, 2011 (the "Affected Periods"), including restated financial statements for the Affected Periods, to reflect adjustments to previously reported financial information, as discussed in Note 2, "Restatement of Condensed Consolidated Financial Statements" to the accompanying Notes to Condensed Consolidated Financial Statements. The adjustments reflect changes to the previously reported information identified as a result of the audit process conducted by our independent registered public accounting firm, the independent Audit Committee review, senior management's evaluation of the prior accounting for the related findings and concerns raised by a former employee, and certain other matters. For the reader's convenience, we refer to these collectively as the "Audit and Review Process." As part of the Audit and Review Process, additional adjustments to the Prior Financial Information were identified. We refer to the adjustments identified in the Audit and Review Process as the "Restatement Adjustments." The term Restatement Adjustments refers to adjustments to correct errors in the Company's prior accounting and an adjustment to reflect the impact of a change in accounting estimate resulting from the Company's reassessment of the remaining useful lives of its property and equipment. In summary, the Restatement Adjustments resulted in the following changes to the previously reported financial information for the Affected Periods:

	September 30, 2011
		Restatement
	As Reported	Adjustments	As Restated
	(In thousands)
Total assets	$452,012	$3,861	$455,873

Total liabilities	$100,988	$6,196	$107,184

Total equity	$351,024	$(2,335)	$348,689

	Three Months Ended September 30, 2011
		Restatement
	As Reported	Adjustments	As Restated
	(In thousands except per share amounts)
Revenue	$67,205	$203	$67,408

Net loss	$(3,756)	$1,886	$(1,870)

Loss per share	$(0.02)	$0.01	$(0.01)

	Nine Months Ended September 30, 2011
		Restatement
	As Reported	Adjustments	As Restated
	(In thousands except per share amounts)
Revenue	$146,277	$331	$146,608

Net loss	$(14,098)	$(1,861)	$(15,959)

Loss per share	$(0.09)	$(0.01)	$(0.10)

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

As of September 30, 2011, the Company has 83 Company-owned operations and 6 franchise operations located throughout the United States and Canada and has entered into 9 Master License Agreements covering the United Kingdom, Portugal, the Netherlands, Singapore, the Philippines, Taiwan, Korea, Hong Kong/Macau/China, and Mexico.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, the most important and pervasive accounting policies used and areas most sensitive to material changes from external factors. See Note 2 in the 2011 Annual Report for additional discussion of the application of these and other accounting policies. Any significant changes to those policies or new significant policies are described below.

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

Segments

On March 1, 2011, we completed our acquisition of Choice Environmental Services, Inc. (“Choice”), a Florida based company that provides a complete range of solid waste and recycling collection, transportation, processing and disposal services. As a result of the acquisition of Choice, we now have two segments: (1) Hygiene and (2) Waste. The Company’s hygiene segment primarily provides commercial hygiene services and products throughout much of the United States, and additionally operates a worldwide franchise and license system to provide the same products and services in markets where Company owned operations do not exist. The Company’s waste segment primarily consists of the operations of Choice and acquisitions of solid waste collection businesses. Prior to the acquisition of Choice, the Company managed, allocated resources, and reported in one segment, Hygiene.  See Note 15 in the Notes to the Condensed Consolidated Financial Statements. The results of operations for the three and nine months ended September 30, 2011 have been presented in the Company’s segments.  Also, see Note 17, "Subsequent Events" of the Notes to Condensed Consolidated Financial Statements for information concerning the sale of the Waste segment.

Sale of Waste Segment

On November 15, 2012, the Company completed a stock sale of Choice and the other acquired businesses inthat comprise the Waste segment, to Waste Services of Florida, Inc. for $123.3 million. See Note 16, "Subsequent Events" of the Notes to Condensed Consolidated Financial Statements. The stock purchase agreement contains earn-out provisions that could provide additional sale proceeds to the Company of $1.8 million upon achievement of a predetermined revenue target and is also subject to customary purchase price adjustments, including revenue and EBITDA metrics. Ten percent of the purchase price is subject to a holdback and adjustment upon delivery of audited financial statements to the buyer.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	201 1		2 011
	(As restated)	2010	(As restated)	2010
Revenue	$49,240	$16,061	$104,959	$45,954

Loss from operations	$(3,611)	$(3,777)	$(22,772)	$(6,496)
Loss per share
Basic and diluted	$(0.02)	$(0.07)	$(0.17)	$(0.13)

Weighted-average common shares used in the computation of loss per share
Basic and diluted	173,429,586	57,908,074	154,025,525	57,878,049

Acquisition and merger expenses

Acquisition and merger expenses include costs directly related to the acquisition of three of our franchises and fifteen independent businesses during the three months ended September 30, 2011 and the acquisition of seven of our franchises and twenty-five independent businesses during the nine months ended September 30, 2011. Acquisition and merger expenses also include costs directly related to the merger with CoolBrands International, Inc. as discussed in Note 1 of our 2010 Annual Report. These costs include third party due diligence, legal, accounting and professional service expenses.

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

Newly Issued Accounting Pronouncements

Comprehensive Income: In September 2011, the FASB issued new standards to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This standard eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. These standards are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early application is permitted. We are currently evaluating the effect of these standards on our Condensed Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

During the year ended December 31, 2010, we acquired four franchises and five independent businesses. In addition we acquired three franchises and fifteen independent businesses during the three months ended September 30, 2011 and seven franchises and twenty-five independent businesses during the nine months ended September 30, 2011. The term “Hygiene Acquisitions” refers to the three franchises and twelve independent hygiene and chemical businesses acquired during the three months ended September 30, 2011 or the seven franchises and twenty-two hygiene and chemical independent businesses acquired during the nine months ended September 30, 2011. The waste segment includes Choice, acquired in March 2011, and two additional acquisitions of solid waste and collection companies during the three and nine months ended September 30, 2011. We refer to these acquisitions as “Waste Acquisitions”.  The term “Acquisitions” refers to both the Hygiene Acquisitions and Waste Acquisitions during the respective periods.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Revenue

Total revenue and the revenue derived from each revenue type by segment for the three months ended September 30, 2011 and 2010 is as follows:

	2011
	(Restated)%		2010	%
Revenue	(In thousands)
Hygiene
Company-owned operations:
Chemical products	$27,919	41.4%	$4,728	29.4%
Chemical wholesale	6,218	9.2	-	-
Hygiene services	6,883	10.2	4,342	27.0
Paper and supplies	4,363	6.5	3,135	19.5
Rental and other	3,219	4.8	1,717	10.7
Total Company-owned operations	48,602	72.1	13,922	86.7
Franchise products and fees	638	0.9	2,139	13.3
Total hygiene	49,240	73.0	16,061	100.0
Waste - services and products	18,168	27.0	-	-

Total revenue	$67,408	100%	$16,061	100.0%

Consolidated revenue increased $51.3 million or 319.7% to $67.4 million for the three months ended September 30, 2011 as compared to $16.1 million for the same period in 2010. This increase includes $18.2 million or 27.0% of consolidated revenue related to Waste Acquisitions and an increase of $30.2 million or 44.8% of consolidated revenues from Hygiene Acquisitions.   Excluding the impact of Acquisitions , consolidated revenue increased $3.0 million or 18.4% to $19.0 million for the three months ended September 30, 2011. This increase is comprised of an increase of $4.5 million in hygiene products and services revenue and a decrease of $1.5 million in hygiene franchise revenue.

Hygiene products and services revenue increased $34.7 million or 249.1% to $48.6 million during the three months ended September 30, 2011 as compared to $13.9 million for the same period in 2010. This increase includes $30.2 million related to Hygiene Acquisitions. Excluding the impact from Hygiene Acquisitions, hygiene products and services revenue increased $4.5 million or 32.1% to $18.4 million. This increase is comprised of $3.8 million or 81.2% increase in chemical revenue and $0.6 million or 6.8% increase in hygiene services, paper and supplies, rental and other. During 2011, our sales mix has continued to shift towards our core chemical product sales from our legacy hygiene business. Three principal factors contribute to this trend: (i) we have placed particular emphasis on the development of our core markets including our chemical offering, particularly as it relates to ware washing and laundry solutions and a lesser focus on our legacy hygiene service offerings; (ii)  we have aggressively managed customer profitability terminating less favorable arrangements; and (iii) from time to time, we are impacted by the challenging economic conditions that result in customer attrition, lower consumption levels of products and services, and a reduction or elimination in spending for hygiene-related products and services by our customers.

Hygiene franchise revenue decreased $1.5 million or 70.2% to $0.6 million for the three months ended September 30, 2011 as compared to $2.1 million in the same period in 2010.

Cost of Revenue

Hygiene cost of sales consists primarily of paper, air freshener, chemical and other consumable products sold to our customers, franchisees and international licensees. Waste costs of sales include costs related to the disposal of collections and cost of recycled paper purchases. Cost of sales for the three months ended September 30, 2011 and 2010 are as follows:

	2011
	(Restated)	(1)%	2010	(1)%
Cost of Revenue	(In thousands)
Hygiene
Company-owned operations	$16,412	38.7%	$4,772	34.3%
Chemical wholesale	4,683	75.3		-
Franchise products and fees	187	29.3%	1,335	62.4
Total hygiene	21,282	43.2	6,108	38.0
Waste - services and products	5,382	29.6	-	-
				-
Total cost of revenue	$26,664	39.6%	$6,108	38.0%

(1)           Represents cost as a percentage of the respective segment’s product and service line revenue.

Consolidated cost of sales increased $20.6 million or 336.6% to $26.7 million for the three months ended September 30, 2011 as compared to $6.1 million in the same period in 2010. This increase includes $5.4 million related to Waste Acquisitions and $13.7 million from Hygiene Acquisitions in the three months ended September 30, 2011 as compared to the same period of 2010. Excluding the impact from Acquisitions, consolidated cost of sales increased $1.5 million or 24.2% to $7.6 million for the three months ended September 30, 2011 as compared to the same period in 2010.

Hygiene company owned operations including chemical wholesale  cost of sales increased $16.3 million or 342.1% to $21.1 million for the three months ended September 30, 2011 as compared to $4.8 million in the same period in 2010 and includes $13.7 million related to Hygiene Acquisitions. Excluding the impact of Hygiene Acquisitions, Hygiene company owned operations cost of sales increased $2.6 million or 55.0% to $7.4 million or 40.2% of related revenue for the three months ended September 30, 2011 as compared to 34.3% for the same period in 2010.  This increase consisted primarily of $1.5 million or 32.1% in sales mix change from lower cost hygiene services to higher cost chemical product sales as well as $1.1 million or 22.9% related to increase in volume.

Hygiene cost of sales to franchisees decreased $1.1 million or 86.0% to $0.2 million for the three months ended September 30, 2011 as compared to $1.3 million in the same period in 2010 due to Hygiene Acquisitions. We charge franchises a percentage of our costs and, therefore, we earn a lower margin on product sales to franchises.

Route Expenses

Route expenses consist primarily of the costs incurred by the Company for the delivery of products and providing services to customers.  The details of route expenses for the three months ended September 30, 2011 and 2010 are as follows:

	2011
	(As Restated)	(1)%	2010	(1)%
Route Expenses	(In thousands)
Hygiene
Company-owned operations:
Compensation	$6,832	14.1%	$2,452	17.6%
Vehicle and other expenses	2,413	5.0	1,059	7.6
Total Company-owned operations	9,245	19.0	3,511	25.2
Waste	6,052	33.3	-	-

Total route expenses	$15,297	22.7%	$3,511	21.9%

(1)           Represents cost as a percentage of Products and Services revenue for the respective operating segment.

Consolidated route expenses increased $11.8 million or 335.7% to $15.3 million for the three months ended September 30, 2011 as compared to $3.5 million in the same period in 2010. This increase includes $6.1 million related to Waste Acquisitions, which is 33.3% of waste service revenue, and $4.7 million related to Hygiene Acquisitions. Excluding the impact of Acquisitions, route expenses increased $1.0 million or 29.5% to $4.5 million or 24.7% of total hygiene products and services related revenue for the three months ended September 30, 2011 as compared to 25.2% for the same period in 2010, primarily due to route consolidation and optimization initiatives. The increase of $1.0 million consists primarily of  increases in compensation. This increase is primarily the result of headcount added as part of a distribution agreement entered into in December 2010.

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

The details of selling, general, and administrative expenses for the three months ended September 30, 2011 and 2010 are as follows:
	2011
	(As Restated)	(1)%	2010	(1)%
Selling, General & Administrative Expenses	(In thousands)
Hygiene
Compensation	$14,615	29.7%	$5,165	32.2%
Occupancy	1,633	3.3	826	5.1
Other	4,260	8.7	1,530	9.5
Waste	4,183	23.0	-	-

Total selling, general & administrative expenses	$24,691	36.6%	$7,521	46.8%

(1)           Represents cost as a percentage of revenue for the respective segment.

Consolidated selling, general, and administrative expenses increased $17.2 million or 228.3% to $24.7 million for the three months ended September 30, 2011 as compared to $7.5 million in the same period of 2010. This increase includes $4.2 million related to Waste Acquisitions and $8.7 million related to Hygiene Acquisitions . Excluding the impact of Acquisitions , selling, general, and administrative expenses increased $4.2 million or 56.9%.

Hygiene compensation increased $9.5 million or 183.0% to $14.6 million for the three months ended September 30, 2011 as compared to $5.2 million in the same period of 2010 and includes an increase of $6.3 million related to Hygiene Acquisitions . Excluding the impact of Acquisitions , hygiene compensation expense increased $3.1 million or 60.5% to $8.3 million for the three months ended September 30, 2011 as compared to the same period in 2010. This increase was primarily the result of an increase of approximately $1.0 million in costs and expenses related to our expansion of corporate, field and distribution sales organizations to accelerate growth in the core chemical program, and an increase of approximately $1.7 million of salaries and other costs largely associated with our transition from a private company to a public company, which includes $1.0 million for stock based compensation.

Occupancy expenses increased $0.8 million or 97.8% to $1.6 million for the three months ended September 30, 2011 as compared to $0.8 million in the same period of 2010, which includes an increase of $0.8 million related to Acquisitions.

Other expenses increased $2.7 million or 178.4% to $4.3 million for the three months ended September 30, 2011 as compared to $1.5 million in the same period in 2010 and includes an increase of $1.6 million related to Hygiene Acquisitions . Excluding the impact of Acquisitions , other expenses increased $1.2 million or 76.3% to $2.7 million for the three months ended September 30, 2011 as compared to the same period of 2010. This increase was primarily the result of increases of entries to bad debt expense totaling $1.0 million.

Acquisition and merger expenses

Acquisition and merger expenses of $0.6 million for the three months ended September 30, 2011 include costs of $0.6 million  related to the acquisition of our three franchisees and fifteen independent companies during the three months ended September 30, 2011.

Depreciation and amortization

Depreciation and amortization consists of depreciation of property and equipment and the amortization of intangible assets. Depreciation and amortization increased $5.5 million or 432.3% to $6.8 million for the three months ended September 30, 2011 as compared to $1.3 million during the same period of 2010. This increase includes $5.0 million for Acquisitions.

The increase for Acquisitions is primarily the result of amortization for acquired other intangible assets including customer relationships and non-compete agreements obtained in connection with these acquisitions. The remaining increase is primarily related to depreciation on capital expenditures of $0.5 million made since September 30, 2010.

Other expense, net

Other expense, net for the three months ended September 30, 2011 and 2010 are as follows:

	2011
	(As Restated)	2010
Other Expense, Net	(In thousands)

Interest expense	$923	$(371)
Net gain on debt related fair value
measurements (see Note 6 and 7)	590	-
Foreign currency gain	(106)	-
Interest income	127	13
Minority interest	7	-
Other income	-	-

Total other expense, net	$(305)	$(358)

Interest expense represents interest on borrowings under our credit facilities, notes incurred in connection with acquisitions, including convertible promissory notes, advances from shareholders and the purchase of equipment and software. Interest expense increased $0.5 million or 148.5% to $0.9 million for the three months ended September 30, 2011 as compared to $0.4 million in the same period of 2010.

For the three months ended September 30, 2011, the unrealized gain, net consists primarily of $0.6 million related to the required adjustment for each reporting period for the fair value of the convertible promissory notes. The fair value of these convertible promissory notes is impacted by the market price of our stock. See Note 7 of the Condensed Consolidated Financial Statements.

Gain on bargain purchase

Income of $4.4 million was recorded as Gain from bargain purchase related to the acquisition of a chemical manufacturer. The Company was able to acquire the business for consideration less than  the fair value of the identifiable assets acquired and the specified liabilities assumed exceeded the fair value of the consideration transferred, which is discussed in the financial statements in Note 10 – Gain on Bargain Purchase.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Revenue

Total revenue and the revenue derived from each revenue type by segment for the nine months ended September 30, 2011 and 2010 is as follows:

	2011
	(Restated)%		2010	%
Revenue	(In thousands)
Hygiene
Company-owned operations:
Chemical products	$57,352	39.1%	$12,706	27.6%
Chemical wholesale	6,218	4.2	-	-
Hygiene services	18,869	12.9	13,143	28.6
Paper and supplies	12,360	8.4	9,151	19.9
Rental and other	6,852	4.7	4,490	9.8
Total Company-owned operations	101,651	69.3	39,490	85.9
Franchise products and fees	3,307	2.3	6,464	14.1
Total hygiene	104,958	71.6	45,954	100.0
Waste - services and products	41,650	28.4	-	-

Total revenue	$146,608	100.0%	$45,954	100.0%

Consolidated revenue increased $100.7 million or 219.0% to $146.6 million for the nine months ended September 30, 2011 as compared to $46.0 million in the same period in 2010. This increase includes increases of $41.7 million or 28.4% of consolidated revenue  from Waste Acquisitions and $ 52.0 million or 35.5 % of consolidated revenue from Hygiene Acquisitions.  Excluding the impact of Acquisitions, consolidated revenue increased $7.0 million or 15.3% to $49.7 million for the nine months ended September 30, 2011. This increase is comprised of an increase of $10.2 million in hygiene products and services revenue and a decrease of $3.2 million in hygiene franchise revenue, which are due to the continued change in sales mix from lower priced hygiene services to higher priced chemical product sales.

Hygiene products and services revenue increased $62.2 million or 157.4% to $101.7 million during the nine months ended September 30, 2011 as compared to $39.5 million in the same period in 2010. This increase includes $52.0 million related to Hygiene Acquisitions. Excluding the impact from Hygiene Acquisitions, hygiene products and services revenue increased $10.2 million or 25.7% and is primarily from increases in chemical revenue of $9.9 million or 77.9%.

During the first nine months of 2011, our sales mix has continued to shift toward our core chemical product sales from our legacy hygiene business. Three principal factors have contributed to this trend: (i)  we have placed particular emphasis on the development of our core markets including our chemical offering, particularly as it relates to ware washing and laundry solutions and a lesser focus on our legacy hygiene service offerings; (ii) we have aggressively managed customer profitability terminating less favorable arrangements; and (iii) from time to time, we are impacted by the challenging economic conditions that result in customer attrition, lower consumption levels of products and services, and a reduction or elimination in spending for hygiene-related products and services by our customers.

Hygiene franchise revenue decreased $3.2 million, or 48.8% to $3.3 million for the nine months ended September 30, 2011 as compared to $6.5 million in the same periods in 2010. Acquisitions of our franchisees during the period result in less revenue from franchisee revenue, which is offset by an increase in hygiene product and service revenue.

Cost of Revenue
Cost of sales for the nine months ended September 30, 2011 and 2010 are as follows:

	2011
	(Restated)	(1)%	2010	(1)%
Cost of Revenue	(In thousands)
Hygiene
Company-owned operations	$36,298	38.0%	$12,964	32.8%
Chemical wholesale	4,632	74.5	-	-
Franchise products and fees	1,781	53.9	3,906	60.4
Total hygiene	42,711	42.0	16,870	36.7
Waste - services and products	12,298	29.5	-	-

Total cost of revenue	$55,009	37.5%	$16,870	36.7%

(1)           Represents cost as a percentage of the respective segment’s product and service line revenue.

Consolidated cost of sales increased $38.1 million or 226.1% to $55.0 million for the nine months ended September 30, 2011 as compared to $16.9 million in the same period in 2010. This increase includes $12.3 million related to Waste Acquisitions and $21.9 million from Hygiene Acquisitions in the nine months ended September 30, 2011 as compared to the same period of 2010. Excluding the impact from Acquisitions, consolidated cost of sales increased $3.9 million or 23.2% to $20.8 million for the nine months ended September 30, 2011 as compared to the same period in 2010.

Hygiene company owned operations (including Chemical Wholesale)  cost of sales increased $28.0 million or 215.7% to $ 40.9 million for the nine months ended September 30, 2011 as compared to $13.0 million in the same period in 2010 and includes $21.9 million related to Hygiene Acquisitions. Excluding the impact of Hygiene Acquisitions, cost of sales for company owned operations increased $6.0 million or 46.6% to $19.0 million or 38.3% of related revenue for the nine months ended September 30, 2011 as compared to 33.0% for the same period in 2010, and consisted primarily of approximately $3.4 million or 25.7% in sales mix change from lower cost hygiene services to higher cost chemical product sales, and approximately $2.6 million or 20.1% due to the current periods higher product sales volume.

Hygiene cost of sales to franchisees decreased $ 2.1 million or 54.4% to $ 1.8 million for the nine months ended September 30, 2011 as compared to $3.9 million in the same period in 2010 in part due to Hygiene Acquisitions.  We charge franchises a percentage of our costs and, therefore, we earn a lower margin on product sales to franchises.

Route expenses

The details of route expenses for the nine months ended September 30, 2011 and 2010 are as follows:

	2011
	(As Restated)	(1)%	2010	(1)%
Route Expenses	(In thousands)
Hygiene
Company-owned operations:
Compensation	$16,416	33.8%	$6,980	17.7%
Vehicle and other expenses	5,654	11.6	2,880	7.3
Total Company-owned operations	22,070	45.4	9,860	25.0
Waste	13,896	76.5	-	-

Total route expenses	$35,966	53.4%	$9,860	25.0%

(1)           Represents cost as a percentage of Products and Services revenue for the respective operating segment.

Consolidated route expenses increased $26.1 million or 264.8% to $36.0 million for the nine months ended September 30, 2011 as compared to $9.9 million in the same period in 2010. This increase includes $13.9 million related to Waste Acquisitions, which is 33.4% of total waste revenue, and $9.1 million related to Hygiene Acquisitions. Excluding the impact of Acquisitions, route expenses increased $3.1 million or 31.9% to $13.0 million or 26..2% of related revenue for the nine months ended September 30, 2011 as compared to 25.0% for the same period in 2010, primarily due to route consolidation and optimization initiatives. These increases are primarily the result of headcount and vehicles added as part of a distribution agreement entered into in December 2010 and increasing fuel costs.

Selling, general, and administrative

The details of selling, general, and administrative expenses for the nine months ended September 30, 2011 and 2010 are as follows:

	2011
	(As Restated)	(1)%	2010	(1)%
Selling, General & Administrative Expenses	(In thousands)
Hygiene
Compensation	$33,610	32.0%	$14,625	31.8%
Occupancy	3,829	3.6	2,435	5.3
Other	13,080	12.5	3,835	8.3
Waste	9,039	21.7	-	-

Total selling, general & administrative expenses	$59,558	40.6%	$20,895	45.5%

(1)           Represents cost as a percentage of revenue for the respective segment.

Consolidated selling, general, and administrative expenses increased $38.7 million or 185.0% to $59.6 million for the nine months ended September 30, 2011 as compared to $20.9 million in the same period of 2010. This increase includes $9.0 million related to Waste Acquisitions and $14.2 million related to Hygiene Acquisitions. Excluding the impact of Acquisitions, selling, general, and administrative expenses increased $15.4 million or 73.7% to $36.3 million.

Hygiene compensation increased $19.0 million or 129.8% to $33.6 million for the nine months ended September 30, 2011 as compared to $14.6 million in the same period of 2010 and includes an increase of $9.8 million related to Hygiene Acquisitions. Excluding the impact of Hygiene Acquisitions, hygiene compensation expense increased $9.1 million or 62.5 % to $23.8 million for the nine months ended September 30, 2011 as compared to the same period in 2010. This increase was primarily the result of an increase of approximately $4.7 million in costs and expenses related to our expansion of corporate, field and distribution sales organizations to accelerate growth in the core chemical program, and an increase of approximately $3.4 million of salaries and other costs associated with our transition from a private company to a public company, which includes $2.7 million related to stock based compensation.  In addition, severance payments to a former employee of an acquired company totaled $0.5 million..

Occupancy expenses increased $1.4 million or 57.3% to $3.8 million for the nine months ended September 30, 2011 as compared to $2.4 million in the same period of 2010, which includes an increase of $1.3 million related to Acquisitions.

Other expenses increased $9.2 million or 235.2% to $13.1 million for the nine months ended September 30, 2011 as compared to $3.9 million in the same period in 2010 and includes an increase of $3.0 million for Hygiene Acquisitions. Excluding the impact of these acquisitions, other expenses increased $6.2 million or 162.1% to  $10.0 million for the nine months ended September 30, 2011 as compared to the same period of 2010. This increase primarily consists of entries to bad debt expense totaling $2.5 million, entries to write off goodwill associated with an acquisition’s earn out to reflect events that occurred subsequent to closing totaling $0.5 million,  entries to accrue expenses of $1.5 million classified as selling, general and administrative expenses and $0.6 million to correct opening balances of business combinations occurring during the period.

Acquisition and merger expenses

Acquisition and merger expenses of $4.6 million for the nine months ended September 30, 2011 include costs of $3.6 million directly related to the acquisition of our seven franchisees and twenty-five independent companies during the nine months ended September 30, 2011. In addition $ 1.0 million of these costs is related to the merger with CoolBrands International, Inc. These costs include costs for third party due diligence, legal, accounting and professional service expenses.

Depreciation and amortization

Depreciation and amortization increased $11.6 million or 341.9% to $15.0 million for the nine months ended September 30, 2011 as compared to $3.4 million during the same period of 2010. This increase includes $10.0 million for Acquisitions.

The increase for Acquisitions is primarily the result of amortization for acquired other intangible assets including customer relationships and non-compete agreements obtained in connection with these acquisitions. The remaining increase is primarily related to depreciation on capital expenditures of $1.6 million made since September 30, 2010.

Other expense, net

Other expense, net for the nine months ended September 30, 2011 and 2010 are as follows:

	2011
	(As Restated)	2010
Other Expense, Net	(In thousands)

Interest expense	$(1,682)	$(1,054)
Net loss on debt related fair value
measurements (see Note 6 and 7)	(4,926)	-
Foreign currency gain	58	-
Interest income	153	50
Minority interest	6	-
Other income	70	-

Total other expense, net	$(6,321)	$(1,004)

Interest expense represents interest on borrowings under our credit facilities, notes incurred in connection with acquisitions including convertible promissory notes, advances from shareholders and the purchase of equipment and software. Interest expense increased $0.6 million or 59.6% to $1.7 million for the nine months ended September 30, 2011 as compared to $1.0 million the same period of 2010.

For the nine months ended September 30, 2011, the unrealized loss, net consists primarily of $4.9 million related to the required adjustment for each reporting period for the fair value of the convertible promissory notes. The fair value of these convertible promissory notes is impacted by the market price of our stock. See Note 7 of the Condensed Consolidated Financial Statements.

Loss on extinguishment of debt

 The expense totaling $1.5 million reflects a penalty incurred and paid by Choice Environmental Services Inc. (“Choice”) in conjunction with Choice’s prepayment of a credit facility in conjunction with the closing of the Company’s acquisition of Choice which was previously treated by the Company as an element of purchase price recorded in goodwill.

Gain on bargain purchase

Income of $4.4 million was recorded as "Gain from bargain purchase" related to the acquisition of a chemical manufacturer. The Company was able to acquire the business for consideration less than  the fair value of the identifiable assets acquired and the specified liabilities assumed. exceeded the fair value of the consideration transferred, which is discussed in the financial statements in Note 10 – Gain on Bargain Purchase.

Cash Flow Summary

The following table summarizes cash flows for the nine months ended September 30, 2011 and 2010:

	2011
	(As Restated)	2010
Cash Flows Summary	(In thousands)
Net cash used in operating activities	$(18,968)	$(948)
Net cash used in investing activities	(140,270)	(4,547)
Net cash provided by financing activities	204,137	4,869
Net increase (decrease) in cash and cash equivalents	$44,898	$(626)

Operating Activities

Net cash used in operating activities increased $18.0 million to $19.0 million for the nine months ended September 30, 2011, compared with net cash used in operating activities of $0.9 million for the same period of 2010. The increase is due to increases in the net loss of $2.2 million, (which includes $4.6 million of acquisition and merger expenses) and a $22.3 million increase in the use of working capital, partially offset by an increase in depreciation and amortization of $11.6 million, increase in stock based compensation of $3.0 million, unrealized loss on convertible notes of $4.8 million, a change in deferred tax liabilities totaling $18.1 million and a gain on bargain purchase of $4.4 million for the nine months ended September 30, 2011 as compared to the same period in 2010.

Investing Activities

Net cash used in investing activities increased $135.0 million to $140.3 million for the nine months ended September 30, 2011 compared with net cash used in investing activities of $4.5 million for the same period of 2010. This increase is due to increases in cash paid for acquisitions, net of issuance costs and cash acquired of $92.5 million and in capital expenditures of $8.5 million, partially offset by the release of restrictions on certain cash balances of $5.2 million. Cash paid, net of issuance costs and cash acquired, for acquisitions consists of $5.8 million for Choice and $86.7 million for all other acquisitions

Financing Activities

Net cash provided by financing activities increased $199.3 million to $204.1 million for the nine months ended September 30, 2011, compared with net cash provided by financing activities of $4.9 million during the same period in 2010. Net cash provided from financing activities consists primarily of: (i) cash received from private placements and lines of credit, net of issuance costs; and (ii) proceeds from stock option and warrant exercises, partially offset by; (iii) principal payments of debt.

During the nine months ended September 30, 2011, we received $191.2 million, net of issuance costs, from the issuance of 34,119,643 shares of our common stock and received $3.4 million from the exercise of stock options and warrants. During the nine months ended September 30, 2011, as compared to the same period in 2010, principal payments on debt increased by $41.5 million, while in the nine months ended September 30, 2011, there were no net proceeds and payment of shareholder advances, while there were net proceeds from shareholder advances of $6.8 million during the same period in 2010.

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

In August 2011, the Company entered into agreements to provide borrowings of up to $37.5 million that would be collateralized by the Waste segment’s vehicles and containers and the Company’s technology and related equipment. In connection with these financing agreements, the Company entered into an amendment that modifies the covenants contained in the credit facility, including an increase in permitted indebtedness to $40.0 million. In addition the Company obtained additional financing of up to $25.0 million for new and replacement vehicles for its fleet.

Private Placements

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

On March 1, 2011, we closed the acquisition of Choice and issued 8,281,920 shares of our common stock to the former shareholders of Choice and assumed $41.7 million of debt. In addition, cash was paid to Choice debt holders of $41.1 million, including a prepayment penalty of $1.9 million, and certain shareholders of Choice received $5.7 million in cash and warrants to purchase an additional 918,076 shares at an exercise price of $6.21, which expired on March 31, 2011 and were not exercised. The prepayment penalty of $1.9 million was treated as a period expense in other expense on the income statement.

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

On March 22, 2011, we entered into a series of arm's length securities purchase agreements to sell 12,000,000 shares of our common stock at a price of $5.00 per share, for aggregate proceeds of $60.0 million to certain funds of a global financial institution (the "March Private Placement"). On March 23, 2011, we closed the March Private Placement and issued 12,000,000 shares of our common stock. Pursuant to the securities purchase agreements, the shares of common stock issued in the March Private Placement could not be transferred on or before September 24, 2011 without our consent. We agreed to use our commercially reasonable efforts to file a resale registration statement with the SEC relating to the shares of common stock sold in the March Private Placement. If the registration statement was not filed or declared effective within specified time periods the investors would have been, or if the registration statement ceases to remain effective for a period of time exceeding  a sixty day  grace period, the investors will be entitled to receive monthly liquidated damages in cash equal to one percent of the original offering price for each share purchased in the private placement that at such time remain subject to resale restrictions, with an interest rate of one percent per month accruing daily for liquidating damages not paid in full within ten business days.  On April 21, 2011, the SEC declared effective a resale registration statement relating to the 12,000,000 shares issued in the March Private Placement. The registration statement, including post-effective amendments to the registration statement, remained effective through April 12, 2012.  As a result of not timely filing our Annual Report on Form 10-K for the year ended December 31, 2011, the registration statement relating to shares issued in the March Private Placement is not effective , and as a result, we may be subject to liability under the penalty provision.

On April 15, 2011, we entered into a series of arm's length securities purchase agreements to sell 9,857,143 shares of our common stock at a price of $7.70 per share, for aggregate proceeds of $75.9 million to certain funds of a global financial institution (the "April Private Placement"). On April 19, 2011, we closed the April Private Placement and issued 9,857,143 shares of our common stock.  Pursuant to the securities purchase agreements, the shares of common stock issued in the April Private Placement could not be transferred on or before June 24, 2011 without our consent.  We agreed to use commercially reasonable efforts to file a resale registration statement with the SEC relating to the shares of common stock sold in the April Private Placement. If the registration statement was not filed or declared effective within the specified time periods the investors would have been, or if the registration statement ceases to remain effective for a period of time exceeding certain grace periods, the investors will be, entitled to receive monthly liquidated damages in cash equal to one percent of the original offering price for each share purchased in the April Private Placement that at such time remain subject to resale restrictions with an interest rate of one percent per month accruing daily for liquidating damages not paid in full within ten business days after the date payable.  On August 12, 2011 the SEC declared effective a resale registration statement relating to the 9,857,143 shares issued in the April Private Placement. The registration statement, including post-effective amendments to the registration statement, remained effective through April 12, 2012.  As a result of not timely filing our Annual Report on Form 10-K for the year ended December 31, 2011, the registration statement relating to shares issued in the April Private Placement is not effective, and as such we may be subject to the liquidating damages penalty, and as a result, we may be subject to liability under the penalty provision.

Acquisitions

During the three month period ended September 30, 2011, we paid cash of $ 27.9 million for acquisitions. During the nine month period ended September 30, 2011, we paid cash of $ 132.5 million for acquisitions, which $ 45.0 million was for the acquisition of Choice. In addition subsequent to September 30, 2011, we acquired several businesses. While the terms, price, and conditions of each of these acquisitions were negotiated individually, consideration to the sellers typically consists of a combination of cash, our common stock, and debt issued. Aggregate consideration paid for these acquired businesses was approximately $ 16.4  million consisting of approximately $ 15.4  million in cash,  275,000 shares of our common stock, with a fair value of approximately $1.0 million.

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

As a result of the Private Placements discussed above our cash and cash equivalents increased by $191.2 million at September 30, 2011. We expect that our cash on hand and the cash flow provided by operating activities will be sufficient to fund working capital, general corporate needs and planned capital expenditures for the next twelve months. However, there is no assurance that these sources of liquidity will be sufficient to fund our internal growth initiatives or the investments and acquisition activities that we may wish to pursue. If we pursue significant internal growth initiatives or if we wish to acquire additional businesses in transactions that include cash payments as part of the purchase price, we may pursue additional debt or equity sources to finance such transactions and activities, depending on market conditions.

Financial Instruments — Convertible Promissory Notes

We determine the fair value of certain convertible debt instruments issued as part of business combinations based on assumptions that market participants would use in pricing the liabilities. We have used a Black Scholes pricing model to estimate fair value of our convertible promissory notes, which requires the use of certain assumptions such as expected term and volatility of our common stock. The expected volatility was based on an analysis of industry peer’s historical stock price over the term of the notes as we currently do not have our own stock price history. The expected volatility was estimated at approximately 25%. Changes in the fair value of convertible debt instruments are recorded in Other expense, net on the Condensed Consolidated Statement of Operations. We would record approximately $0.6 million of expense or income for every $1.00 increase or decrease in our stock price. Increases or decreases in the market value of our stock price could affect the fair value of these instruments and our earnings.

Income Taxes

As a result of the merger with CoolBrands International, Inc. in November  2010, as discussed in Note 1 in the in the 2010 Annual Report the Company converted from a corporation taxed under the provisions of Subchapter S of the Internal Revenue Code to a tax-paying entity and accounts for income taxes under the asset and liability method. Therefore, for the three and nine months ended September 30, 2011, the Company has recorded an estimate for income taxes based on the Company’s projected tax operating results for the year ending December 31, 2011 and an effective income tax rate of 28.0 % and 41.1%, respectively. The amount of income tax expense or benefit to be recorded in future periods is based on the full year’s net income.

In addition, during 2011, the Company reversed the valuation allowance of $2.4 million recorded as of December 31, 2010 as a result of the Company’s expectation to utilize its deferred tax assets through the generation of future taxable income arising from deferred tax liability balances. The majority of these deferred tax liabilities were recorded as part of the acquisition of Choice in March  2011 as discussed in Note 4.

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

For a discussion of additional legal proceedings related to our restatements to which we have become a party after September 30, 2011, please read "Explanatory Note – Securities Litigation."

Off-Balance Sheet Arrangements

Other than operating leases, there are no off-balance sheet financing arrangements or relationships with unconsolidated entities or financial partnerships, which are often referred to as “special purpose entities”.  Therefore, there is no exposure to any financing, liquidity, market or credit risk that could arise, had we engaged in such relationships.

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

Under SEC rules, we are required to provide a reconciliation of non-GAAP measures to the most directly comparable GAAP measures. Accordingly, the following is a reconciliation of Adjusted EBITDA to our net losses for the three and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011		2011
	(As Restated)	2010	(As Restated)	2010
	(In thousands)

Net loss	$(1,870)	$(4,135)	$(15,959)	$(7,500)
Income tax benefit	(735)	-	(11,088)	-
Depreciation and amortization expense	6,771	1,272	15,019	3,399
Interest expense, net	1,026	358	1,688	1,003
Gains on foreign currency	106	-	269	-
Unrealized loss on convertible debt	(820)	-	4,766	-
Stock based compensation	1,187	-	3,033	-
Acquisition and merger expenses	644	1,426	4,641	1,426
Loss on extinguishment of debt	-	-	1,500	-
Gain from bargain purchase	(4,359)	-	(4,359)	-

Adjusted EBITDA	$1,950	$(1,079)	$(490)	$(1,672)

FORWARD-LOOKING STATEMENTS

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Form 10-Q, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. It should be noted that our forward-looking statements speak only as of the date of this Form 10-Q or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include the following:

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

Interest Rate Risk

At September  30, 2011, we had variable rate debt of $25.0 million under two lines of credit with an average periodic interest rate on outstanding balances that fluctuates based on LIBOR plus 1.50% to 2.35%. At the above level of borrowings, for every 50 basis point change in LIBOR, interest expense associated with such borrowings would correspondingly increase or decrease by approximately $0.1 million annually. This analysis does not consider the effects of any other changes to our capital structure. A 10% change in interest rates would have an immaterial effect on the fair value of our final rate debt.

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

ITEM 4.                      CONTROLS AND PROCEDURES.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our former CEO and former CFO, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011. Based upon that evaluation, at the time the Original 10-Q was filed on August 15, 2011, management concluded that our disclosure controls and procedures were effective as of September 30, 2011. Subsequent to that evaluation, in connection with filing this Amended 10-Q, management concluded that our disclosure controls and procedures were not effective as of September 30, 2011 because of the deficiencies in our internal control over financial reporting discussed below.

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

●
The effectiveness of our accounting department resulting from the insufficient number of qualified accounting personnel with the required proficiency to apply purchase accounting policies in accordance with Generally Accepted Accounting Principles ("GAAP"), including with respect to acquisitions, the significant number of acquisitions made during the nine months ended September 30, 2011, and the difficulty of integrating the accounting systems of acquired entities into our internal control system.

●
The effectiveness of transactional level controls designed to ensure the proper recording and elimination of inter-company transactions for GAAP reporting purposes, appropriate cut-off procedures, proper tracking of the physical movement of fixed assets and inventory, proper customer invoicing and payments, and accurate recording of accrued liabilities and stock based compensation expense.

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

As set forth below, management has taken or will take steps to remediate each of the control deficiencies identified above. Notwithstanding the control deficiencies described above, we have performed additional analyses and other procedures to enable management to conclude that our condensed consolidated financial statements included in this Amended Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the period ended September 30, 2011.

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

Management and our Audit Committee will continue to monitor these remedial measures and the effectiveness of our internal controls and procedures. Other than as described above, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

For a discussion of additional legal proceedings related to our restatements to which we have become a party after September 30, 2011, please read "Explanatory Note – Securities Litigation."

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

On March 28, 2012, we announced that the previously issued interim financial statements for the quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011, and the other financial information in our quarterly reports on Form 10-Q for the periods then ended, should no longer be relied upon and may need to be restated and that the filing of our Annual Report on Form 10-K for the year ended December 31, 2011, would be delayed due to an ongoing internal review by our Audit Committee.

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

On November 28, 2012, NASDAQ granted the Company's request to remain listed on NASDAQ, subject to meeting specific conditions for continued listing, which included the following conditions: (1) on or before February 19, 2013, the Company must file with the SEC its restated 2011 Form 10-Qs and the 2011 Annual Report on Form 10-K, and (2) on or before February 28, 2013, the Company must file all 2012 Form 10-Qs, as well as provide NASDAQ with an update with respect to its progress on its audit and filing of its Annual Report on Form 10-K for the year ended December 31, 2012.  In order to fully comply with the terms of NASDAQ's extension, the Company must be able to demonstrate compliance with all requirements for continued listing on NASDAQ.  If we do not regain compliance with all requirements for continued listing, NASDAQ will provide written notification to us that our common stock will be delisted.  Also, on February 11, 2013, we received notice from the TSX indicating the TSX had determined to delist our common stock at the close of market on March 11, 2013, subject to us meeting TSX continued listing requirements, primarily relating to our failure to file certain financial statements.  A delisting of our common stock could adversely affect the market liquidity of our common stock, impair the value of your investment, and harm our business.  We can provide no assurance that we will satisfy the conditions required to maintain our listing on NASDAQ or the TSX and, even if we satisfy the conditions, NASDAQ or the TSX may not continue our listing.

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

(c)	On April 11, 2011, in connection with the acquisition of Lawson Sanitation, LLC, the Company issued 909,090 shares of our common stock to John Lawson, Jr.;

(d)	On April 12, 2011, in connection with the acquisition of Hallmark Sales and Service, Inc., the Company issued 24,437 shares of our common stock to Harry F. Noyes, Jr.;

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

10.4	Employment Agreement of Michael Kipp (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2011).*
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document.***
101.SCH	XBRL Taxonomy Extension Schema.***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.***
101.LAB	XBRL Taxonomy Extension Label Linkbase.***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.***
___________

*	Management contracts or compensatory plans, contracts, or arrangements.

**	Furnished here within.

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

SWISHER HYGIENE INC. (Registrant)
Dated: February 21, 2013
	By:	/s/ Thomas C. Byrne
Thomas C. Byrne
President and Chief Executive Officer (Principal Executive Officer)

Dated: Februart 21, 2013	By:	/s/ William T. Nanovsky
William T. Nanovsky
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

SWISHER HYGIENE INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document. ***
101.SCH	XBRL Taxonomy Extension Schema. ***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase. ***
101.LAB	XBRL Taxonomy Extension Label Linkbase. ***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase. ***

**	Furnished here within.

***
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.