Form 10-K
period 2011-12-31
Swisher Hygiene Inc.
filed 2013-02-26
CIK 1504747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 001-35067

SWISHER HYGIENE INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-3819646
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S.` Employer Identification No.)

4725 Piedmont Row Drive, Suite 400 Charlotte, North Carolina	28210
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (704) 364-7707

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock	The NASDAQ Stock Market LLC
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐      No  ☑

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 30, 2011 (based on the last reported sales price of such stock on the NASDAQ Global Select Market on such date of $5.63 per share) was approximately $501,780,923.

Number of shares outstanding of each of the registrant’s classes of Common Stock at February 13, 2013:  175,157,404 shares of Common Stock, $0.001 par value per share.

9
SWISHER HYGIENE INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

ii

PART I

ITEM 1.  BUSINESS.

This business description should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto appearing elsewhere in this annual report, which are incorporated herein by this reference.  All references in this annual report to “Swisher,” “Swisher Hygiene,” the “Company,” “we,” “us,” and “our” refer to Swisher Hygiene Inc. and its consolidated subsidiaries, except where the discussion relates to times or matters occurring before the Merger (as defined below), in which case these words, as well as “Swisher International,” refer to Swisher International, Inc. and its consolidated subsidiaries.

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

Prospectively, we intend to grow in both existing and new geographic markets through a combination of organic and acquisition growth. However, we will continue to focus our investments towards those opportunities which will most benefit our core businesses, chemical, and linen processing services. Subsequent to the sale of our Waste segment in November 2012, we intend to offer outsourced waste and recycling services delivered by third-party providers. See “Sale of Waste Segment” below and Note 20, "Subsequent Events" of the Notes to Condensed Consolidated Financial Statements for information concerning the sale of our Waste segment.

During 2011, we operated in two segments:  (i) hygiene and (ii) waste.  The financial information about our segments and geographical areas are included in Notes 15 and 16, respectively, to the Notes to the Consolidated Financial Statements in this Form 10-K, which we refer to as the annual report, are incorporated herein by this reference.

Our principal executive offices are located at 4725 Piedmont Row Drive, Suite 400, Charlotte, North Carolina, 28210.  As of December 31, 2011, we have 83 company owned operations and two franchise operations located throughout the United States and Canada and have entered into nine Master License Agreements covering the United Kingdom, Portugal, the Netherlands, Singapore, the Philippines, Taiwan, Korea, Hong Kong/Macau/China, and Mexico.

On August 17, 2010, Swisher International, Inc. (“Swisher International”) entered into a merger agreement (the “Merger Agreement”) that was completed on November 2, 2010, under which all of the outstanding common shares of Swisher International were exchanged for 57,789,630 common shares of CoolBrands International Inc. (“CoolBrands”), and Swisher International became a wholly-owned subsidiary of CoolBrands (the “Merger”). Immediately before the Merger, CoolBrands completed a redomestication to Delaware from Ontario, Canada and became Swisher Hygiene Inc. The former shareholders of Swisher International received 57,789,630 shares of Swisher Hygiene Inc. common stock on a one for one basis for each common stock share outstanding, representing, on a fully diluted basis, a 48% ownership interest in Swisher Hygiene. After the Merger, shareholders of CoolBrands continued to hold 56,225,433 shares of Swisher Hygiene Inc. common stock, representing a 52% ownership interest of the Company, on a fully diluted basis.

Our Strategy

We serve customers in a wide range of end-markets, with a particular emphasis on the foodservice, hospitality, retail, industrial, and healthcare industries. Many of our products require the use of a dispensing system installed and owned by us. Our services on those systems are typically preventative in nature and are provided on a regularly scheduled basis. We strive to position ourselves to customers as the “one-stop-shop” for the full breadth of products and services we offer. We believe this comprehensive approach to providing complete hygiene and sanitation solutions to our customers, coupled with the rental, installation, and service of dish machines and dispensing equipment that provide us with rental income and require the use of our products helps provide stability in our business and discourage customers from switching vendors.

We typically enter into service agreements with our customers that outline the scope and frequency of services we will provide, the contractual length as well as the pricing of the products and services. Given that we typically install, at no charge, dispensers for many of the consumable products we sell to customers, our service agreements usually provide for an early termination fee.

We believe we are well positioned to take advantage of the markets we serve. Our ability to service customers throughout North America, our broad customer base and our strategy of combining a service based platform with opportunities to leverage internal and external distribution capabilities provides multiple avenues for organic revenue growth. We believe our recently introduced and expanded service and product offerings will allow us to continue to increase revenue through existing customers, who will be able to benefit from the breadth and depth of our current product and service offerings.

Organic Growth

Government regulations focusing on hygiene, food safety, and cleanliness have increased locally, nationally and worldwide. Climate change, water scarcity, and environmental concerns have combined to create further demand for products, services, and solutions designed to minimize waste and support broader sustainability. In addition, many of our customers require tailored cleaning solutions that can assist in reducing labor, energy, and water use, and the costs related to cleaning, sanitation, and hygiene activities.

We intend to capitalize on these industry dynamics by offering customers a “one-stop shopping” partner focused on their essential commercial hygiene and sanitation needs. This entails leveraging our route-based weekly cleaning service and restroom product platform with additional complementary chemical and facility service products and other services, including ware washing and laundry detergents, linen processing, cleaning chemicals, disinfectants, sanitizers, and solid waste collection services. We believe our suite of products and services is a portfolio none of our competitors offer in full and, as a result, customers need not shop for their essential commercial hygiene and sanitation needs on a piece-meal basis. In addition, we believe we provide our customers with more frequent service, better results, and lower pricing than most of our competitors. As a result, we believe we can increase our revenue per customer stop and that we are well positioned to secure new accounts.

Our national footprint and existing route structure provides us with a scalable service infrastructure, which we believe gives us a lower relative cost of service compared to local and regional competitors and an opportunity to generate attractive margins on incremental revenue from existing customers as well as revenue from new customers. We also believe the current density of our routes coupled with our go-to-market strategy of utilizing both third-party distributors and company personnel to deliver products and perform services, provides us sufficient capacity in our current route structure to efficiently service additional customer locations with minimal, if any, incremental infrastructure or personnel costs. We believe that our national footprint also differentiates us from local providers who are not able to service larger customers in foodservice, hospitality, healthcare, retail, and industrial markets that require national service from a single provider. Our organic growth largely depends on our ability to execute on these strategies and increase the sales of our products and services to corporate accounts and regional distribution partners.

Acquisition Growth

We believe the markets for our service and product offerings are highly fragmented with many small, private, local, and regional businesses in each of our core marketplaces. These independent market participants generally are not able to benefit from economies of scale in purchasing, manufacturing of chemical products, offering a full range of products or services, or providing the necessary level of support and customer service required by larger regional and national accounts within their specific markets.

We believe the range of our product and service offerings coupled with our national service infrastructure provide us the opportunity to increase revenue through a targeted acquisition strategy by providing acquired businesses or assets access to our corporate accounts, additional products and services, and our broader marketing strategy. In addition, we believe a targeted acquisition strategy will result in improved gross margin and route margin of the acquired revenue through greater purchasing efficiencies, manufacturing capabilities, route consolidation, and consolidation of back office and administrative support.

We will continue to be opportunistic as it relates to acquiring or partnering with complementary businesses that (i) can provide us a competitive advantage; (ii) leverage, expand, or benefit from our distribution network; or (iii) provide us economies of scale or cost advantages.

Cost Savings Initative

In 2012, we began a series of cost savings initiatives that seek to further leverage the integration of our Hygiene acquisitions and simplify our operations. These initiatives include consolidating routes and branch locations as well as, centralizing office administration functions. Additionally, we are rationalizing our supply chain to provide products to customers in the most efficient manner including the manufacturing of our own chemicals in Swisher Hygiene plants, reducing freight costs, centralizing distribution locations and consolidating inventory.

Our Market

We compete in many markets, including institutional and industrial cleaning chemicals, foodservice chemicals, restroom hygiene and supply services, paper, and other facility products and services, including floor mats, linens, and other facility service rental items, as well as solid waste collection. In each of these markets, there are numerous participants ranging from large multi-national companies to local and regional competitors. The focus of our company owned operations remains the U.S. and Canada; however, we may pursue new international opportunities in the future through additional licensing, joint ventures, or other forms of company expansion.

Based on our analysis of publicly available industry research and trade reports, as well as our competitors’ public filings, we estimate that the combined addressable market in the U.S. and Canada as of December 31, 2011 for the products and services that we offer exceeds $92.8 billion, in aggregate, of which waste services represents approximatley $56.0 billion.

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

We believe the industrial and institutional cleaning chemical market is addressed both by large manufacturers as well as a number of local and regional competitors. However, we believe that we are one of the only competitors to maintain the service employees necessary to effectively service national and regional restaurants and other multi-unit facilities requiring regularly scheduled preventative maintenance service and chemical expertise.

We believe the solid waste industry is addressed by a few large, national publicly owned companies, as well as several regional publicly and privately owned solid waste companies, and a number of small privately owned companies. In any given market, competitors may have larger operations and greater resources than we have. The competition for collection accounts is primarily on the basis of price and the quality of services offered. From time to time, competitors may reduce the price of their services in an effort to expand market share or to win a competitively bid contracts. Reducing the price of our service to better compete in these markets may have an adverse impact on our future revenue and profitability. We sold our Waste segment during the fourth quarter of 2012, as more fully desccribed in Note 20, "Subsequent Events." Subsequent to the sales of our Waste segment, we will offer outsourced waste and recycling services only through third-party providers.

Our Products and Services

We provide products and services to end-customers through our hygiene company owned locations, franchisees, and licensees. While we report sales to and royalty revenue from franchisees and licensees separately, we utilize the same administrative and management personnel to oversee the daily operations of our hygiene company owned operations, franchisees, and licensees.

Chemical and chemical wholesale revenue, which include our laundry, ware washing, and concentrated and ready-to-use chemical products and cleaners, and soap, accounted for 46.4%, 29.9%, and 18.2% of consolidated revenue in 2011, 2010, and 2009, respectively. Hygiene revenue, which includes the sale of paper items, mannual cleaning services, and service delivery fees, accounted for 19.2%, 47.3%, and 49.5%, of consolidated revenues in 2011, 2010, and 2009, respectively. The rental and other component of our business consists of rental fees, linen processing, and ancillary other product sales and represented 5.8%, 9.9%, and 9.6% of consolidated revenue in 2011, 2010, and 2009, respectively. Waste collection services and product revenue, including recycling, accounted for 24.4% and 2.6%, respectively, of our consolidated revenue in 2011. We anticipate that over time, our revenue from chemical and chemical wholesale revenue will continue to grow at a faster rate than any of our other product lines.

Chemical Service and Chemical Wholesale

We have placed particular emphasis on the development of our chemical offerings, particularly as it relates to ware washing and laundry solutions. These solutions are typically delivered by employees on a regularly scheduled basis and also include periodic preventative maintenance service. Ware washing products consist of cleaners and sanitizers for washing glassware, flatware, dishes, foodservice utensils, and kitchen equipment, while laundry products include detergents, stain removers, fabric conditioners, softeners, and bleaches in liquid, powder, and concentrated forms to clean items such as bed linen, clothing, and table linen. Our ware washing and laundry solutions are designed to address the needs of small and large customers alike, ranging from single store operators to multi-unit chains and large resorts. We often consult with customers that may have specialized needs or require custom programs to address different fabric or soil types. For ware washing customers, we sell, rent or lease, as well as install and service, dishwashing machines pre-rinse units, and dish tables and racks. We also provide chemical dispensing units, and parts. Customers using our laundry services are offered various dispensing systems.  We also provide a full line of concentrated and ready-to-use chemicals and cleaning products. This product line includes general purpose cleaners, disinfectants, detergents, oven and grill cleaners, general surface degreasers, floor cleaners, and specialty cleaning products, which when in concentrated form, benefit from the use of a dispensing system to ensure the proper mix of chemicals for safe and effective use. We enter into service agreements with customers where we provide 24 hour, seven days-a-week customer service, and perform regularly scheduled preventative maintenance. Typically, these agreements require customers to purchase from us all of the products used in the equipment and dispensing systems that we install. The chemicals themselves may be delivered to the customer by a Swisher employee or one of our distributor partners; however, the service and maintenance is provided by a Swisher employee.

During 2011, we acquired certain assets of companies that allow us to manufacturer our own chemicals, distribute products to third party distributors, and provide us the ability to sell to customers that do not have the volume to justify equipment investment and do not require delivery to the end customer or preventative maintenance service.

Hygiene and Facility Service

Our legacy business was restroom hygiene, offering a regularly scheduled service that typically included cleaning the bowls, urinals, and sinks in a restroom, the application of a germicide to such surfaces to inhibit bacteria growth, and the restocking of air fresheners and soap dispensers, all for a fixed weekly fee. Additionally, we managed the customer’s restroom paper needs by providing and installing the tissue and hand towel dispensers, and selling and restocking the paper in such dispensers on an as-needed basis. This entire offering was intended to supplement the daily janitorial or custodial requirements of our customers and free customers from purchasing and securing an inventory of paper products.

Our legacy business was expanded to include a more complete line of specialized soaps as well as various grades of paper and associated dispensing options, including hands-free soap dispensers. Additionally, we introduced a number of complementary products and solutions required by our customers both inside and outside of restrooms, including power washing of restrooms and other areas, and the rental and cleaning of floor mats, mops, and linens. In 2011, we expanded our hygiene and facility service business by adding additional capacity through acquisitions with on-premise linen processing.

These products and services are delivered to customers by our employees in company vehicles. We utilize GPS technology to monitor various driving habits, mileage, and vehicle diagnostic information. In several markets, we operate our own linen processing facilities to maintain and clean rental items such as floor mats, mops, and linens, while, in other markets where we offer dust control, we outsource the processing to third parties.

Waste Collection

We entered the sanitation market place with our March 2011 acquisition of Choice Environmental Services, Inc. ("Choice"), a solid waste collection business. Choice has been in business since 2004 and serves more than 150,000 residential and 7,500 commercial customers in the Southern and Central Florida regions through its 320 employees and over 150 collection vehicles by offering a complete range of solid waste and recycling collection, transportation, processing and disposal services. Choice operates six hauling operations, and three transfer and materials recovery facilities. Additionally, we acquired three solid waste collection businesses since the acquisition of Choice in 2011.

Solid waste collection involves picking up and transporting waste and recyclable materials from where they were generated to a transfer station, material recovery facility or disposal site. We generally provide collection services under one of two types of arrangements:

●
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

●
For residential collection services, we have a contract with, or a franchise granted by, a municipality, homeowners’ association or some other regional authority that gives us the exclusive right to service all or a portion of the homes in an area. These contracts or franchises are typically for periods of three years to eight years and generally include an option to renew. We also provide services under individual monthly subscriptions directly to households. The fees for residential collection are either paid by the municipality or authority from their tax revenue or service charges, or are paid directly by the residents receiving the service. The addition of this service expands our ability to offer our customer the broadest portfolio of hygiene and sanitation related company owned operations products and services. Solid waste collection revenue accounts for 27.0% of our 2011 consolidated revenue.

We sold our Waste segment during the fourth quarter of 2012, as more fully described in Note 20 "Subsequent Events." Subsequent to the sale of our Waste segment in November 2012, we will offer outsourced waste and recycling services only through third-party providers.

Manufacturing, Sales, and Distribution

We manufacture certain products we sell through seven manufacturing plants geographically located across the United States. We also purchase some of the products we sell from third-party manufacturers and suppliers. The key raw materials we use in our chemical products, are caustic soda, solvents, waxes, phosphates, surfactants, polymers and resins, chelates and fragrances and packaging materials. Many of these raw materials are petroleum-based and, therefore, subject to the availability and price of oil or its derivatives. We purchase most chemical raw materials on the open market.

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

We believe expanding our distributor program provides additional opportunities for organic growth. Sales to and through distributors are targeted toward regional and local foodservice and other distributors that are seeking not only to increase the revenue and margin they can drive by increasing the number of products they deliver to each customer, but also to provide such distributors a “hook” into customers that reduces their customer attrition. Foodservice distribution is a highly competitive business operating on low margins and with minimal switching costs for their customers, who generally only purchase commodities and widely manufactured consumables. We work with distributors as their chemical and dish machine supplier, and service provider. As such, the distributor can typically earn a higher profit margin on the chemicals it sells to end customers as compared to its food items. Moreover, a distributor partner is then able to market to its end customers the “service” required to maintain their dish machines and chemical dispensing equipment. This service is provided by Swisher and documented under a separate contract between Swisher and the end customer. In effect, by Swisher partnering to be the service arm for the distributor, we help to generate demand for our rental equipment and our consumable products, while providing the distributor a competitive advantage. We contract with distributors on an exclusive or non-exclusive basis, depending on the markets they serve and the size of their customer base.

With the exception of product sales delivered via distributors and select remote markets, the majority of our services and products in the U.S. are delivered through delivery vehicles operated by company owned facilities and franchisees. Our field based sales force focuses its efforts on increasing route density and lowering the average time and distance traveled between stops, thereby reducing the average cost per delivery and optimizing fixed cost absorption.

Our Franchise Operations

As part of our strategic initiatives, we have repurchased the majority of our franchisees.  As of December 31, 2011, we have two remaining franchises located in North America and nine master licensees operating in the U.K., Portugal, the Netherlands, Singapore, the Philippines, Taiwan, Korea, Hong Kong/Macau/China, and Mexico.

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

Sources and Availability of Raw Materials

As the result of our acquisitions of Mt. Hood Solutions, ProClean of Arizona, Daley International, Ltd., and Total Services, we operate seven manufacturing plants geographically located across the United States. We also entered into a Manufacturing and Supply Agreement ( the "Cavalier Agreement") with another plant in conjunction with our acquisition of Sanolite and Cavalier in July of 2011. The agreement, which was scheduled to expire on December 31, 2012, was extended for an additional two year period with an automatic 18-month term. The agreement provides for pricing adjustments, up or down, on the first of each month based on the vendor's actual average product costs incurred during the prior month. Additional product payments made by the Company due to the vendors pricing adjustment as a result of this agreement have not been significant and have not represented costs materially above the going market price for such product.

While we intend to manufacturer a greater portion of our chemical products at our plants, we continue to purchase products from third-party manufacturers and suppliers with whom we believe we have good relations. Most of the items we sell are readily available from multiple suppliers in the quantities and quality acceptable to both us and our customers. We do not have any minimum annual or other periodic purchase requirements with any vendors for any of the finished products we use or sell. Other than the Cavalier Agreement, we are not currently party to any agreement, including with our chemical manufacturer, where we bear the commodity risk of the raw materials used in manufacturing; however, nothing prevents (i) the vendor from attempting to pass through the incremental costs of raw materials or (ii) us from considering alternative suppliers or vendors. We believe the raw materials used by the manufacturers of the products we currently sell, including petroleum-based surfactants, detergents, solvents, chlorine, caustic soda, and paper, are readily available; however, pricing pressure or temporary shortages may from time to time arise, resulting in increased costs and, we believe, under extreme conditions only, a loss in revenue from our inability to sell certain products.

We purchased 28.2%, 76.7% and 43.4% of the chemicals required for company owned operations in 2011, 2010, and 2009, respectively, from one supplier that operates from a single manufacturing location. We expect this percentage to decline as we expand our own manufacturing capability. Subsequent to December 31, 2011, we acquired chemical manufacturing capability enabling us to significantly reduce dependence on contract manufacturing during 2011 and resulted in our manufacturing a majority of our products sold during 2012. We also have contingency plans to outsource production to other parties in the event that we need to, which we believe could mitigate any disruptions in the supply of chemicals from this supplier.

Patents and Trademarks

We maintain a number of trademarks in the U.S., Canada and in certain other countries. We believe that many of these trademarks, including “Swisher,” "Daley," the “Swisher” design, the “Swisher Hygiene” design, and the “S” design are important to our business. Our trademark registrations in the U.S. are renewable for ten year successive terms and maintenance filings must be made as follows:

(i) for “Swisher” by January 2014, (ii) for the “Swisher” design by January 2023, (iii) for “the Swisher Hygiene” design by April 2015, and (iv) for the “S” design by February 2016.  In Canada, we have agreed not to: (i) use the word SWISHER in association with any wares/services relating to or used in association with residential maid services other than as depicted in our trademark application and (ii) use the word SWISHER with our “S” design mark or by itself as a trade mark at any time in association with wares/services relating to or used in association with cleaning and sanitation of restrooms in commercial buildings. Thus, our franchisees operate as SaniService ® in Canada. We own, have registered, or have applied to register the Swisher trademark in every other country in which our franchisees or licensees operate.

We market the majority of our chemical products under various brand labeling and product names, including but not limited to, Swisher, Mt. Hood, ProClean, Daley and Cavalier. The majority of our chemical products formulas are owned by us. The remaining chemical products are manufactured by third parties who manufacture our products based on our specifications.

Seasonality

In the aggregate, our business has become increasingly seasonal in nature, with the Company’s second and third calendar quarters generating, on an organic basis, proportionally more revenue than the first and fourth calendar quarters.  However, our operating results may fluctuate from quarter to quarter or year to year due to factors beyond our control, including unusual weather patterns or other events that negatively impact the foodservice and hospitality industries. The majority of our customers are in the restaurant or hospitality industries, and the revenue we earn from these customers is directly related to the number of patrons they service. As such, events adversely affecting the business of the customer may have an adverse impact on our business.

Regulatory and Environmental

We are subject to numerous U.S. federal, state, local, and foreign laws that regulate the manufacture, storage, distribution, transportation, and labeling of many of our products, including all of our disinfecting, sanitizing, and antimicrobial products. Operating and other permits, licenses and other approvals generally are required for transfer stations, certain solid waste collection vehicles, fuel storage tanks and other facilities such as production and warehouse facilities, and operations. In the event of a violation of these laws and permits, we may be liable for damages and the costs of remedial actions, and may also be subject to revocation, non-renewal, or modification of our operating and discharge permits and revocation of product registrations. Federal, state and local laws and regulations vary, but generally govern wastewater or storm water discharges, air emissions, the handling, transportation, treatment, storage and disposal of hazardous and non-hazardous waste, and the remediation of contamination associated with the release or threatened release of hazardous substances. These laws and regulations provide governmental authorities with strict powers of enforcement, which include the ability to revoke or decline to renew any of our operating permits, obtain injunctions, and impose fines or penalties in the event of violations, including criminal penalties. The U.S. Environmental Protection Agency (“EPA”) and various other federal, state and local authorities administer these regulations.

We strive to conduct our operations in compliance with applicable laws, regulations and permits. However, we cannot assure you that citations and notices will not be issued in the future despite our regulatory compliance efforts. Furthermore, any material regulatory action such as revocation, non-renewal, or modification that may require us to cease or limit the sale of products for any extended period of time from one or more of our facilities may have a material adverse effect on our business, financial condition, results of operations, and cash flows. The environmental regulatory matters most significant to us are discussed below.

Product Registration and Compliance

Various U.S. federal, state, local, and foreign laws and regulations govern some of our products and require us to register our products and to comply with specified requirements. In the U.S., we must register our sanitizing and disinfecting products with the EPA. When we register these products, or our registered supplier if we are sub-registering, we must also submit to the EPA information regarding the chemistry, toxicology, and antimicrobial efficacy for the agency’s review. Data must be identical to the claims stated on the product label. In addition, each state where these products are sold requires registration and payment of a fee.

Numerous U.S. federal, state, local, and foreign laws and regulations relate to the sale of products containing ingredients such as phosphorous, volatile organic compounds, or other ingredients that may impact human health and the environment.  For instance, the State of California has enacted Proposition 65, which requires us to disclose specified ingredient chemicals on the labels of our products. To date, compliance with these laws and regulations has not had a material adverse effect on our business, financial condition, results of operations, and cash flows.

Federal Regulation

The following summarizes the primary federal environmental and occupational health and safety-related statutes that affect our facilities and operations:

●
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

●
The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”). CERCLA, among other things, provides for the cleanup of sites from which there is a release or threatened release of a hazardous substance into the environment. CERCLA may impose strict joint and several liability for the costs of cleanup and for damages to natural resources upon current and former owners and operators of a site, parties who were owners or operators of a site at the time the hazardous substances were disposed of, parties who transported the hazardous substances to a site, and parties who arranged for the disposal of the hazardous substances at a site. Under the authority of CERCLA and its implementing regulations, detailed requirements apply to the manner and degree of investigation and remediation of facilities and sites where hazardous substances have been or are threatened to be released into the environment. Liability under CERCLA is not dependent on the existence or disposal of only “hazardous wastes,” but also can be based upon the existence of small quantities of more than 700 “substances,” characterized by the EPA as “hazardous” many of which are found in common household waste.

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

●
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

●	The Clean Air Act. The Clean Air Act imposes limitations on emissions from various sources, including our vehicle fleet.

●
Occupational Safety and Health Act.   The Occupational Safety and Health Act of 1970, as amended (“OSHA”), establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by OSHA, and various record keeping, disclosure, and procedural requirements. Various OSHA standards may apply to our operations including the Hazardous Communications Standards (HCS or Right to Know and Community Right to Know) regulations that govern the procedures and information that must be disclosed to the individuals that work in the manufacture of the products and materials Swisher manufactures or distributes and with the hazards that communities may face in the event our facilities were to be hit with fire, flood, etc disasters.

●
NFPA.  National Fire Protection Association has aided various state and local government in the development of set of safety standards that generally fall under the OSHA Community Right to Know regulations that allows the local fire department to regulate the safety measures needed in a facility in order to prevent and lessen the possibilities of fires (i.e Storage of Flammables) and to protect the safety of the fire fighters in the event they are called in to work as such a facility.  In many communities this involves reports and maps that detail where and how various products of different hazards are located and stored within a facility. These reports are generated and then given to local fire authorities to maintain in the event the fire department, local emergency response or hazmat teams are ever needed at the facility.

State and Local Regulation

Each state in which we operate has its own laws and regulations governing solid waste, storage and disposal, water and air pollution, and, in most cases, releases and cleanup of hazardous substances and liabilities for such matters. States also have adopted regulations governing the design, operation, maintenance and closure of transfer stations. Some counties, municipalities and other local governments have adopted similar laws and regulations. Our facilities and operations are likely to be subject to these types of requirements. In addition, our operations may be affected by the trend toward requiring the development of solid waste reduction and recycling programs. For example, several states have enacted laws that require counties or municipalities to adopt comprehensive plans to reduce, through solid waste planning, composting, recycling or other programs, the volume of solid waste deposited in landfills. Additionally, laws and regulations restricting the disposal of certain waste in solid waste landfills, including yard waste, newspapers, beverage containers, unshredded tires, lead-acid batteries, electronic wastes and household appliances, have been promulgated in many states.

Other Regulations

Many of our facilities own and operate above ground storage tanks that are generally used to store petroleum-based products. These tanks are generally subject to federal, state and local laws and regulations that mandate their permitting, containment, closure and removal. In the event of leaks or releases from these tanks, these regulations require that polluted groundwater and soils be remediated. We believe that all of our storage tanks meet all applicable regulations.

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

Employees

As of December 31, 2011, we had 2,105 employees. We are not a party to any collective bargaining agreement and have never experienced a work stoppage. We consider our employee relations to be good.

Significant Developments Since December 31, 2011

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

On February 19, 20, and 21, 2013, respectively, the Company filed amended quarterly reports on Form 10-Q/A for the quarterly periods ended March 31, 2011, June 30, 2011, and September 30, 2011 (the "Affected Periods"), including restated financial statements for the Affected Periods, to reflect adjustments to previously reported financial information.  See Note 20, "Subsequent Events," and the Company's separately filed amended Form 10-Q/As, for more information about the restatement adjustments recorded.

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

On February 11, 2013, the Company received notice from the Toronto Stock Exchange (the "TSX") indicating the TSX had determined to delist the common stock of the Company at the close of market on March 11, 2013, subject to the Company meeting TSX continued listing requirements, primarily relating to its failure to file certain of its financial statements. If the Company is able to complete its filings and meet all conditions for continued listing on the TSX before March 11, 2013, the Company may maintain its listing on the TSX.  The Company can provide no assurance that it will satisfy the conditions required to maintain its listing on TSX or, even if the Company satisfies the conditions, that TSX will determine to continue the Company's listing.

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

On June 6, 2012, the Board appointed Brian Krass as the Senior Vice President and Chief Financial Officer of the Company.

On August 17, 2012, Steven R. Berrard resigned as President and Chief Executive Officer of the Company.  Mr. Berrard continued his service as a member of the Board.

On August 19, 2012, the Board appointed Thomas C. Byrne as Interim President and Chief Executive Officer of the Company.

On September 21, 2012, Mr. Krass resigned as Senior Vice President and Chief Financial Officer of the Company.

On September 27, 2012, the Board appointed William T. Nanovsky as Interim Senior Vice President and Chief Financial Officer of the Company, effective September 24, 2012.

Effective November 9, 2012, Hugh H. Cooper resigned as Senior Vice President of the Company.

On February 18, 2013, the Board removed the "Interim" label from the officer titles of Messrs. Byrne and Nanovsky, making them President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, respectively.

Acquisitions

Subsequent to December 31, 2011, the Company acquired four businesses. While the terms, price, and conditions of each of these acquisitions were negotiated individually, consideration to the sellers typically consists of a combination of cash and the issuance of convertible promissory notes. Total consideration of $5.5 million paid connection with the acquisitions includes cash and the issuance of convertible promissory notes, which notes provided for conversion, either at the request of the holder or the Company, into a maximum of 320,352 shares of Swisher Hygiene common stock subject to certain restrictions, including acceptance by the TSX.

Sale of Waste Segment

On November 15, 2012, we completed a stock sale of Choice and other acquired businesses that comprise the Waste segment, to Waste Services of Florida, Inc. for $123.3 million.  The stock purchase agreement contains earn-out provisions that could provide additional sale proceeds to us of $1.8 million upon achievement of a predetermined revenue target and is also subject to customary purchase price adjustments, including revenue and EBITDA metrics. Ten percent of the purchase price is subject to a holdback and adjustment upon delivery of audited financial statements to the buyer.

As a result of the sale of Choice and all of our operations in the Waste segment, the Company operates in one business segment. Subsequent to the sale of our Waste segment in November 2012, we intend to offer outsourced waste and recycling services delivered by third-party providers. See “Sale of Waste Segment” below and Note 20, "Subsequent Events" of the Notes to Condensed Consolidated Financial Statements for information concerning the sale of our Waste segment.

See Note 20, "Subsequent Events" for additional information regarding the sale of the Waste segment.

Revolving Credit Facility

       During 2012, we amended our credit facility with Wells Fargo Bank, National Association on each of April 12, 2012, May 15, 2012, June 28, 2012, July 30, 2012, August 31, 2012, September 27, 2012, and October 31, 2012, in each case, the adjustment was primarily to extend the dates by which we were required to file our Form 10-K for the year ended December 31, 2011 and Forms 10-Q for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012, and to avoid potential defaults for not timely filing these reports. In addition, the August 31, 2012 amendment reduced the Company’s maximum borrowing limit to $50.0 million provided that the Company met certain borrowing base requirements. The September 27, 2012 amendment further reduced the Company’s maximum borrowing limit to $25.0 million provided that the Company met certain modified borrowing base requirements. The October 31, 2012 amendment required the Company to place certain amounts in a collateral account under the sole control of the administrative agent to meet the Company’s unencumbered liquidity requirements. In connection with the sale of our Waste segment on November 15, 2012, we paid off the credit facility which resulted in the termination of the credit facility.

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

On April 11, 2012 and May 11, 2012, the Board of Directors of the Company received demand letters (the “demands”) from two of the Company’s purported stockholders.  In general, the demands ask the Board to undertake an independent investigation into potential violations of Delaware and federal law relating to the Company's March 28, 2012 disclosure that its previously issued financial results for the first, second and third fiscal quarters of 2011 should no longer be relied upon, and to initiate claims against responsible parties and/or implement therapeutic changes as needed.  The Board has not yet made a determination regarding its response to these demands.

ITEM 1A.  RISK FACTORS.

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should note that forward-looking statements in this document speak only as of the date of this Annual Report on Form 10-K and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include the following:

We have a history of significant operating losses and as such our future revenue and operating profitability are uncertain.

Our future revenue and operating profitability are difficult to predict and are uncertain. We recorded operating losses of approximately $34.1 million, $15.1 million, and $6.8 million for the years ended December 31, 2011, 2010, and 2009, respectively. We may continue to incur operating losses for the foreseeable future, and such losses may be substantial. We will need to increase revenue in order to generate sustainable operating profit. Given our history of operating losses, we cannot assure you that we will be able to achieve or maintain operating profitability on an annual or quarterly basis or at all.

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

These announcements and subsequent related announcements have led to litigation claims and potential regulatory proceedings against us. The defense of any such claims or proceedings may cause the diversion of management’s attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation or regulatory proceeding, even if resolved in our favor, could cause us to incur significant legal and other expenses. We also may have difficulty raising equity capital or obtaining other financing, such as lines of credit or otherwise. Moreover, we have been and may continue to be the subject of negative publicity focusing on the financial statement adjustments and resulting restatement and negative reactions from our stockholders, creditors or others with which we do business. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our securities to decline.

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

On November 28, 2012, NASDAQ granted the Company's request to remain listed on NASDAQ, subject to meeting specific conditions for continued listing, which included the following conditions: (1) on or before February 19, 2013, the Company must file with the SEC its restated 2011 Form 10-Qs and the 2011 Annual Report on Form 10-K, and (2) on or before February 28, 2013, the Company must file all 2012 Form 10-Qs, as well as provide NASDAQ with an update with respect to its progress on its audit and filing of its Annual Report on Form 10-K for the year ended December 31, 2012. Upon the filing of this annual report on Form 10-K for the year ended December 31, 2011, the Company has completed its 2011 filings. In completing these filings, the Company did not meet the target filing dates set forth in the November 28 letter from NASDAQ and as such may be subject to delisting.  Furthermore, the Company can provide no assurance when it will complete its delinquent filings for 2012. In order to fully comply with the terms of NASDAQ's extension, the Company must be able to demonstrate compliance with all requirements for continued listing on NASDAQ. If we do not regain compliance with all requirements for continued listing, NASDAQ will provide written notification to us that our common stock will be delisted. Also, on February 11, 2013, we received notice from the TSX indicating the TSX had determined to delist our common stock at the close of market on March 11, 2013, subject to us meeting TSX continued listing requirements, primarily relating to our failure to file certain of our financial statements. A delisting of our common stock could adversely affect the market liquidity of our common stock, impair the value of your investment, and harm our business. We can provide no assurance that we will satisfy the conditions required to maintain our listing on NASDAQ or the TSX and, even if we satisfy the conditions, NASDAQ or the TSX may not continue our listing.

We may be harmed if we do not penetrate markets and grow our current business operations.

If we fail to further penetrate our core and existing geographic markets, or to successfully expand our business into new markets or through the right sales channels, the growth in sales of our products and services, along with our operating results, could be materially adversely impacted. One of our key business strategies has been to grow our business through acquisitions. Acquisitions involve many different risks, including (1) the ability to finance acquisitions, either with cash, debt, or equity issuances; (2) the ability to integrate acquisitions; (3) the ability to realize anticipated benefits of the acquisitions; (4) the potential to incur unexpected costs, expenses, or liabilities; and (5) the diversion of management’s attention and company resources. Many of our competitors may also compete with us for acquisition candidates, which can increase the price of acquisitions and reduce the number of available acquisition candidates. We cannot assure you that efforts to increase market penetration in our core markets and existing geographic markets will be successful. Further, we cannot ensure that we will be able to acquire businesses at the same rate that we have in the past. Failure to do so could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We may require additional capital in the future and no assurance can be given that such capital will be available on terms acceptable to us, or at all.

We will require substantial capital or available debt or equity financing to execute on our growth strategy including acquisition and expansion opportunities that may come available. We cannot assure you that we will be able to obtain additional financial resources on terms acceptable to us, or at all. Failure to obtain such financial resources could adversely affect our plans for growth, or result in our being unable to satisfy financial or other obligations as they come due, either of which could have a material adverse effect on our business and financial condition.

We cannot assure you that sufficient financing will be available in the future on a timely basis, on terms that are acceptable to us or at all. In the event that financing is not available or is not available in the amounts or on terms acceptable to us, the implementation of our business strategy could be impeded, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

 See Note 20, "Subsequent Events" for a discussion of financing arrangements that terminated in connection with the sale of our Waste segment in the fourth quarter of 2012.

Failure to attract, train, and retain personnel to manage our growth could adversely impact our operating results.

Our strategy to grow our operations may place a greater strain on our managerial, financial and human resources than that experienced by our larger competitors, as they have a larger employee base and administrative support group. As we grow we will need to:

●
build and train sales and marketing staff to create an expanding presence in the evolving marketplace for our products and services, and to keep staff informed regarding the features, issues and key selling points of our products and services;

●	attract and retain qualified personnel in order to continue to develop reliable and saleable products and services that respond to evolving customer needs; and

●
focus personnel on expanding our internal management, financial and product controls significantly, so that we can maintain control over our operations and provide support to other functional areas within our business as the number of personnel and the size of our operations increases.

Competition for such personnel can be intense, and we cannot assure you that we will be able to attract or retain highly qualified marketing, sales and managerial personnel in the future. Our inability to attract and retain the necessary management, technical, sales and marketing personnel may adversely affect our future growth and profitability. It may be necessary for us to increase the level of compensation paid to existing or new employees to a degree that our operating expenses could be materially increased, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Goodwill and other intangible assets resulting from acquisitions may adversely affect our results of operations.

Goodwill and other intangible assets are expected to increase as a result of future acquisitions, and potential impairment of goodwill and amortization of other intangible assets could adversely affect our financial condition and results of operations. We consider various factors in determining the purchase prices of acquired businesses, and it is not anticipated that any material portion of the goodwill related to any of these acquisitions will become impaired or that other intangible assets will be required to be amortized over a period shorter than their expected useful lives. However, future earnings could be materially adversely affected if management later determines either that the remaining balance of goodwill is impaired or that shorter amortization periods for other intangible assets are required.

Future issuances of shares of our common stock in connection with acquisitions or pursuant to our stock incentive plan could have a dilutive effect.

Since the Merger through December 31, 2011, we have issued up to 4,069,773 shares of common stock and shares underlying convertible notes and may continue to issue additional shares of our common stock in connection with future acquisitions or for other business purposes, or under the Amended and Restated Swisher Hygiene Inc. 2010 Stock Incentive Plan (the “Plan”). Future acquisitions may involve the issuance of our common stock as payment, in part or in full, for the businesses or assets acquired. The benefits derived by us from an acquisition might not exceed the dilutive effect of the acquisition. Pursuant to the Plan, our board of directors may grant stock options, restricted stock units, or other equity awards to our directors and employees. When these awards vest or are exercised, the issuance of shares of our common stock underlying these awards may have a dilutive effect on our common stock.

Future sales of Swisher Hygiene shares by our stockholders could affect the market price of our shares.

We issued an aggregate of 57,789,630 shares of Swisher Hygiene common stock in the Merger, including 55,789,632 shares issued to H. Wayne Huizenga, Steven R. Berrard, and other former Swisher International shareholders. Any sales of the shares in the open market or the perception that such sales could occur could cause the price of our shares to decline and might also make it more difficult for Swisher Hygiene to sell equity securities at a time and price that is deemed appropriate.

In addition, Swisher Hygiene may issue additional shares of common stock as part of the purchase price of future acquisitions or in connection with future financings.

Failure to retain our current customers and renew existing customer contracts could adversely affect our business.

Our success depends in part on our ability to retain current customers and renew existing customer service agreements. Our ability to retain current customers depends on a variety of factors, including the quality, price, and responsiveness of the services we offer, as well as our ability to market these services effectively and differentiate our offerings from those of our competitors. We cannot assure you that we will be able to renew existing customer contracts at the same or higher rates or that our current customers will not turn to competitors, cease operations, elect to bring the services we provide in-house, or terminate existing service agreements. The failure to renew existing service agreements or the loss of a significant number of existing service agreements would have a material adverse effect on our business, financial condition, results of operations, and cash flows.

The pricing, terms, and length of customer service agreements may constrain our ability to recover costs and to make a profit on our contracts.

The amount of risk we bear and our profit potential will vary depending on the type of service agreements under which products and services are provided. We may be unable to fully recover costs on service agreements that limit our ability to increase prices, particularly on multi-year service agreements. In addition, we may provide services under multi-year service agreements that guarantee maximum costs for the customer based on specific criteria, for example, cost per diner, or cost per passenger day, putting us at risk if we do not effectively manage customer consumption. Our ability to manage our business under the constraints of these service agreements may have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Changes in economic conditions that impact the industries in which our end-users primarily operate in could adversely affect our business.

During the last few years, conditions throughout the U.S. and worldwide have been weak and those conditions may not improve in the foreseeable future. As a result, our customers or vendors may have financial challenges, unrelated to us that could impact their ability to continue doing business with us. Economic downturns, and in particular downturns in the foodservice, hospitality, travel, and food processing industries, can adversely impact our end-users, who are sensitive to changes in travel and dining activities. The recent decline in economic activity is adversely affecting these markets. During such downturns, these end-users typically reduce their volume of purchases of cleaning and sanitizing products, which may have an adverse impact on our business. We cannot assure you that current or future economic conditions, and the impact of those conditions on our customer base, will not have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

We sold our Waste segment during the fourth quarter of 2012, as more fully described in Note 20, "Subsequent Events" to the Consolidated Financial Statements.

If we are required to change the pricing models for our products or services to compete successfully, our margins and operating results may be adversely affected.

The cleaning and maintenance solutions and the solid waste collection services industries are highly competitive. We compete with national, regional, and local providers, many of whom have greater financial and marketing resources than us, in the same markets primarily on the basis of brand name recognition, price, product quality, and customer service. To remain competitive in these markets, we may be required to reduce our prices for products and services. If our competitors offer discounts on certain products or services in an effort to recapture or gain market share, we may be required to lower prices or offer other favorable terms to compete successfully. Any such change would likely reduce margins and could adversely affect operating results. Some of our competitors may bundle products and services that compete with our products and services for promotional purposes as a long-term pricing strategy or may provide guarantees of prices and product implementations. Also, competitors may develop new or enhanced products and services more successfully and sell existing or new products and services better than we do. In addition, new competitors may emerge. These practices could, over time, limit the prices that we can charge for our products and services. If we cannot offset price reductions or other pricing strategies with a corresponding increase in sales or decrease in spending, then the reduced revenue resulting from lower prices would adversely affect our margins, operating costs, and profitability.

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

We sold our Waste segment during the fourth quarter of 2012, as more fully described in Note 20, "Subsequent Events"  to the Consolidated Financial Statements.

Several members of our senior management team are critical to our business and if these individuals do not remain with us in the future, it could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

Our future success depends, in part, on the continued efforts and abilities of our senior management team. Their skills, experience and industry contacts are expected to significantly benefit our business. The loss of any member of our senior management team would disrupt our operations and divert the time and attention of the remaining members of the senior management team, which could have a material adverse effect on our business, financial condition and results of operations. Because the market for qualified management is highly competitive, we may not be able to retain our leadership team or fill new management positions or vacancies created by expansion or turnover at existing compensation levels. We do not carry “key-person” insurance on the lives of our senior management team or management personnel to mitigate the impact that the loss of a key member of our management team would cause. As a potential result of the loss of services of one or more of these individuals, or if one or more of them decide to join a competitor or otherwise compete directly with us, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

The financial condition and operating ability of third parties may adversely affect our business.

We have manufacturing operations; however, we also depend on third parties for the manufacture of the products we sell. We will rely on third party suppliers to provide us with components and services necessary for the completion and delivery of our products and services. We expect to significantly expand our customer base and product offerings, but our expansion may be limited by the manufacturing capacity of third party manufacturers. Such manufacturers may not be able to meet our needs in a satisfactory and timely manner, particularly if there are raw material shortages.

In 2011, we purchase the majority of our chemicals from independent manufacturers and our dispensing equipment and dish machines are also primarily supplied by a limited number of suppliers. Should any of these third party suppliers experience production delays, we may need to identify additional suppliers, which may not be possible on a timely basis or on favorable terms, if at all. A delay in the supply of our chemicals or equipment could adversely affect relationships with our customer base and could cause potential customers to delay their decision to purchase services or cause them not to purchase our services at all.

In the event that any of the third parties with whom we have significant relationships files a petition in or is assigned into bankruptcy or becomes insolvent, or makes an assignment for the benefit of creditors or makes any arrangements or otherwise becomes subject to any proceedings under bankruptcy or insolvency laws with a trustee, or a receiver is appointed in respect of a substantial portion of its property, or such third party liquidates or winds up its daily operations for any reason whatsoever, then our business, financial position, results of operations, and cash flows may be materially and adversely affected.

The availability of our raw materials and the volatility of their costs may adversely affect our operations.

We use a number of key raw materials in our business. An inability to obtain such key raw materials could have a material adverse effect on our business, financial condition, results of operations, and cash flows.  Also the prices of many of these raw materials are cyclical. If we are unable to minimize the effects of increased raw material costs through sourcing or pricing actions, future increases in costs of raw materials could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

We use and sell a variety of products that contain hazardous materials and chemicals. Like all products of this nature, misuse of the hazardous material based products can lead to injuries and damages but in all cases if these products are used at the prescribed usage levels with the proper PPEs (Personal Protection Equipment) and procedures the chances of injuries and accidents are extremely rare. Nevertheless, because of the nature of these substances or related residues, we may be liable for certain costs, including, among others, costs for health-related claims, or removal or remediation of such substances. We may be involved in claims and litigation filed on behalf of persons alleging injury as a result of exposure to such substances or by governmental or regulatory bodies related to our handling and disposing of these substances. Because of the unpredictable nature of personal injury and property damage litigation and governmental enforcement, it is not possible to predict the ultimate outcome of any such claims or lawsuits that may arise. Any such claims and lawsuits, individually or in the aggregate, that are resolved against us, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We are subject to environmental, health and safety regulations, and may be adversely affected by new and changing laws and regulations, that generate ongoing environmental costs and could subject us to liability.

We are subject to laws and regulations relating to the protection of the environment and natural resources, and workplace health and safety. These include, among other things, reporting on chemical inventories and risk management plans, and the management of hazardous substances. Violations of existing laws and enactment of future legislation and regulations could result in substantial penalties, temporary or permanent facility closures, and legal consequences. Moreover, the nature of our existing and historical operations exposes us to the risk of liability to third parties. The potential costs relating to environmental, solid waste, and product registration laws and regulations are uncertain due to factors such as the unknown magnitude and type of possible contamination and clean-up costs, the complexity and evolving nature of laws and regulations, and the timing and expense of compliance. Changes to current laws, regulations or policies could impose new restrictions, costs, or prohibitions on our current practices would have a material adverse effect on our business, results of operations, financial condition, and cash flows.

Future changes in laws or renewed enforcement of laws regulating the flow of solid waste in interstate commerce could adversely affect our operating results.

Various states and local governments have enacted, or are considering enacting, laws and regulations that restrict the disposal within the jurisdiction of solid waste generated outside the jurisdiction. In addition, some state and local governments have promulgated, or are considering promulgating, laws and regulations which govern the flow of waste generated within their respective jurisdictions. Additionally, public interest and pressure from competing industry segments has caused some trade associations and environmental activists to seek enforcement of laws regulating the flow of solid waste. If successful, these groups may advocate for the enactment of similar laws in neighboring jurisdictions through local ballot initiatives or otherwise. All such waste disposal laws and regulations are subject to judicial interpretation and review. Court decisions, congressional legislation, and state and local regulation in the waste disposal area could adversely affect our business, results of operations, financial condition, and cash flows.

We sold our Waste segment during the fourth quarter of 2012, as more fully described in Note 20, "Subsequent Events" to the Consolidated Financial Statements.

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

An inability to open new, cost effective processing facilities may adversely affect our expansion efforts.

We plan to expand our product offering by acquiring and building new linen and mat processing facilities. The opening of these new facilities is necessary to gain the capacity required to expand our ability to provide linen, dust control and related products to new and existing customers. Our ability to open new facilities depends on our ability to identify and acquire existing providers and/or identify attractive locations, negotiate leases or real estate purchase agreements on acceptable terms, identify and obtain adequate utility and water sources and comply with environmental regulations, zoning laws and other similar factors. Any inability to effectively identify and manage these items may adversely affect our expansion efforts, and, consequently, adversely affect our financial performance.

We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business.

Our ability to compete effectively depends in part on our rights to service marks, trademarks, trade names, formulas and other intellectual property rights we own or license, particularly our registered brand names, including “Swisher,” "Daley" and “Sani-Service.” We may not seek to register every one of our marks either in the U.S. or in every country in which it is used. As a result, we may not be able to adequately protect those unregistered marks. Furthermore, because of the differences in foreign trademark, patent and other intellectual property or proprietary rights laws, we may not receive the same protection in other countries as we would in the U.S. and Canada. Failure to protect such proprietary information and brand names could impact our ability to compete effectively and could adversely affect our business, financial condition, results of operations, and cash flows.

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

We rely extensively on computer systems to process transactions, maintain information and manage our business. Disruptions in the availability of our computer systems could impact our ability to service our customers and adversely affect our sales and results of operations. We are dependent on internal and third party information technology networks and systems, including the Internet, to process, transmit and store electronic information. In particular, we depend on our information technology infrastructure for fulfilling and invoicing customer orders, applying cash receipts, determining reorder points and placing purchase orders with suppliers, making cash disbursements, and conducting digital marketing activities, data processing, and electronic communications among business locations. We also depend on telecommunication systems for communications between company personnel and our customers and suppliers. Our computer systems are subject to damage or interruption due to system conversions, power outages, computer or telecommunication failures, computer viruses, security breaches, catastrophic events such as fires, tornadoes and hurricanes and usage errors by our employees. If our computer systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may have interruptions in our ability to service our customers. This disruption caused by the unavailability of our computer systems could significantly disrupt our operations or may result in financial damage or loss due to lost or misappropriated information.

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

Our revenue is difficult to forecast and we believe it is likely to fluctuate significantly from quarter to quarter as we continue to grow. Some of the factors affecting our future revenue and results, many of which will be outside of our control and are discussed elsewhere in the Risk Factors, include:

●	competitive conditions in our industries, including new products and services, product announcements and incentive pricing offered by our competitors;

●	the ability to hire, train and retain sufficient sales and professional services staff;

●	the ability to develop and maintain relationships with partners, franchisees, distributors, and service providers;

●	the discretionary nature of our customers’ purchase and budget cycles and changes in their budgets for, and timing of, chemical, equipment and services purchases;

●	the length and variability of the sales cycles for our products and services;

●	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

●	our ability to complete our service obligations in a timely manner; and

●	timing of product development and new product and service initiatives.

Given our current amount of revenue, particularly as compared with some of our competitors, even minor variations in the rate and timing of conversion of our sales prospects into revenue could cause us to plan or budget inaccurately, and have a greater impact on our results than the same variations would have on the results of our larger competitors.

In light of the foregoing, quarter-to-quarter comparisons of our operating results are not necessarily representative of future results and should not be relied upon as indications of likely future performance or annual operating results. Any failure to achieve expected quarterly earnings per share or other operating results could cause the market price of our common shares to decline or have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Certain stockholders may exert significant influence over any corporate action requiring stockholder approval.

As of January 31, 2013, Messrs. Huizenga and Berrard own 28.1% of our common stock. As a result, these stockholders may be in a position to exert significant influence over any corporate action requiring stockholder approval, including the election of directors, determination of significant corporate actions, amendments to Swisher’s certificate of incorporation and by-laws, and the approval of any business transaction, such as mergers or takeover attempts, in a manner that could conflict with the interests of other stockholders. Although there are no agreements or understandings between the former Swisher International stockholders as to voting, if they voted in concert, they would exert control over Swisher Hygiene.

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

Provisions of Delaware law and our certificate of incorporation and bylaws may discourage, delay or prevent a change of control that our stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions may also prevent or delay attempts by stockholders to replace or remove management or members of our board of directors. These provisions include:

●	the absence of cumulative voting in the election of directors, which means that the holders of a majority of our common stock may elect all of the directors standing for election;

●	the inability of our stockholders to call special meetings;

●	the requirement that our stockholders provide advance notice when nominating director candidates or proposing business to be considered by the stockholders at an annual meeting of stockholders;

●	the ability of the our board of directors to make, alter or repeal our bylaws;

●	the requirement that the authorized number of directors be changed only by resolution of the board of directors; and

●	the inability of stockholders to act by written consent.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None

ITEM 2.  PROPERTIES.

During 2011, we acquired seven chemical manufacturing facilities that produced a majority of our products sold during 2012.  These facilities, for our Hygiene segment are located in Oregon, Arizona, Illinois, Florida, and New York.  We lease six of the buildings where these manufacturing facilities are located and we own one.

We lease our current corporate headquarters facility in Charlotte, North Carolina, pursuant to a lease expiring in February 2017. As of December 31, 2012, we also lease numerous facilities relating to our Hygiene segment. The facilities are located in the states and territories where we operate our Hygiene business. We also lease facilities related to our Hygiene Canadian operations in Canadian provinces where we operate Hygiene business. The facilities for our Waste operations, which we sold in November 2012, were located in Florida. We believe that our facilities are sufficient for our current needs and are in good condition in all material respects.

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

For a discussion of additional legal proceedings related to our restatements to which we have become a party after December 31, 2011, please see "Significant Developments Since December 31, 2011" above.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Registrant’s Common Equity

Our common stock is listed and posted for trading on NASDAQ under the trading symbol “SWSH” and on the TSX under the trading symbol “SWI.” Our common stock commenced trading on NASDAQ on February 2, 2011. The following table sets out the reported high and low sale prices on NASDAQ for the periods indicated as reported by the exchange:

NASDAQ Low/High Prices 2011
Fiscal Quarter
First (commencing on February 2, 2011)	$5.50 - 6.83
Second	$4.87 - 11.43
Third	$3.31 - 5.80
Fourth	$3.09 - 4.87

The following table sets out the reported high and low sale prices (in U.S. dollars) on the TSX for the periods indicated as reported by the exchange:

TSX Low/High Prices
	2011	2010
Fiscal Quarter
First	$4.76 - 6.83	$1.02 - 1.23
Second	$4.87 - 11.44	$1.04 - 1.54
Third	$3.31 - 5.87	$1.04 - 3.91
Fourth	$3.12 - 4.83	$3.32 - 5.96

Stock Performance Chart

The chart and table below compare the cumulative total stockholder return on our common stock from January 10, 2011, the date we became a U.S. reporting company, through December 31, 2011 with the performance of:  (i) the Standard and Poor's ("S&P") SmallCap 600 Index and (ii) a self-constructed peer group consisting of other public companies in similar lines of business (the "Peer Group").  The Peer Group consists of Calgon Carbon Corp., Casella Waste Systems Inc., Cintas Corp, Coinstar Inc., Ecolab, Inc., G&K Services Inc., Rollins Inc., Unifirst Corp., WCA Waste Corp., and ZEP Inc.  The comparisons reflected in the graph and tables are not intended to forecast the future performance of our stock and may not be indicative of future performance.  The graph and table assume that $100 was invested on January 10, 2011 in each of our common stock, the S&P SmallCap 600 Index, and the Peer Group and that dividends were reinvested.

Comparison of Cumulative Total Return

	Base Period	Indexed Returns Period Ending
	1/10/2011	2/2/2011	3/31/11	6/30/2011	9/30/2011	12/31/2011

Swisher Hygiene Inc.	100.00	115.37	110.31	101.43	73.80	67.35
S&P Smallcap 600	100.00	101.47	107.42	107.25	85.98	100.74
Peer Group	100.00	99.67	103.11	112.28	96.16	114.64

Our common stock is currently listed on NASDAQ under the symbol "SWSH" and the TSX under the symbol "SWI." The return from January 10, 2011 to February 1, 2011 reflects trades on the TSX in Canadian dollars, converted to U.S. Dollars. The return from February 2, 2011 to December 31, 2011 reflects trades on NASDAQ, which became our primary trading market on February 2, 2011, in U.S. dollars.

As of December 31, 2011, there were 174,810,082 shares of our common stock issued and outstanding. As of December 31, 2011, we had 1,103 registered stockholders of record.

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

We issued the following shares of common stock during the quarter ended December 31, 2011:

a)
On October 3, 2011, in connection with the acquisition of certain assets of L&F Sales Co., Inc., the Company issued a convertible promissory note which may be converted into a maximum of 76,875 shares of our common stock to L&F Sales Co., Inc.

b)
On October 3, 2011, in connection with the acquisition of certain assets of The BLP Group, Inc. d/b/a Santec Services, the Company issued a convertible promissory note which may be converted into a maximum of 68,750 shares of our common stock to The BLP Group, Inc.

c)
On October 3, 2011, in connection with the acquisition of certain assets of Kasper CPR, Inc. d/b/a Guardian Environmental, the Company issued a convertible promissory note which may be converted into a maximum of 18,750 shares of our common stock to Kasper CPR, Inc.

d)
On October 12, 2011, in connection with the acquisition of certain assets of A.C.M. Services, Inc., the Company issued a convertible promissory note which may be converted into a maximum of 337,500 shares of our common stock to A.C.M. Services, Inc.

e)
On October 17, 2011, in connection with the acquisition of certain assets of West Coast Laundry & Warewashing Technologies, Inc., the Company issued a convertible promissory note which may be converted into a maximum of 175,000 shares of our common stock to West Coast Laundry & Warewashing Technologies, Inc.

f)
On October 21, 2011, in connection with the acquisition of certain assets of Gulf Coast Laundry Services of Mississippi, LLC, the Company issued a convertible promissory note which may be converted into a maximum of 350,000 shares of our common stock to Gulf Coast Laundry Services of Mississippi, LLC.

g)
On December 19, 2011, in connection with the acquisition of certain assets of Bakewell Chemical Company, Inc., the Company issued a convertible promissory note which may be converted into a maximum of 500,000 shares of our common stock to Bakewell Chemical Company, Inc.

The issuance of the securities described in paragraphs a) through g) above were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") afforded by Section 4(2) thereof and Regulation D promulgated thereunder, which exception Swisher Hygiene believes is available because the securities were not offered pursuant to a general solicitation and such issuances were otherwise made in compliance with the requirements of Regulation D and Rule 506. The securities issued in these transactions are restricted and may not be resold except pursuant to an effective registration statement filed under the Securities Act or pursuant to a valid exemption from the registration requirements of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with our audited Consolidated Financial Statements and Notes to Consolidated Financial Statements beginning on page F-1.

	For the Year Ended December 31,
	2011 (1)	2010	2009	2008	2007
Selected Income Statement Data:	(In thousands except per share amounts)

Revenue	$219,984	$63,652	$56,814	$64,109	$65,190

Loss from operations	$(34,149)	$(15,113)	$(6,850)	$(10,428)	$(9,272)

Net loss	$(25,346)	$(17,570)	$(7,260)	$(11,988)	$(10,568)
Loss per share:
Basic and diluted	$(0.16)	$(0.26)	$(0.13)	$(0.21)	$(0.18)

Selected Balance Sheet Data:

Total assets	$463,825	$106,234	$38,918	$30,281	$34,364

Swisher Hygiene Inc. stockholders' equity	$343,834	$45,917	$(19,455)	$(12,301)	$172

Long-term debt and obligations	$64,072	$44,408	$51,170	$32,567	$21,883

(1)    During 2011, we completed 63 acquisitions of chemical, facility service, linen, hygiene and solid waste collection service businesses. See Note 3, “Acquisitions” for additional information regarding these acquisitions.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis in conjunction with the “Selected Financial Data” included in Item 6 and our audited Consolidated Financial Statements and the related notes thereto included in Item 8 “Financial Statements and Supplementary Data.” In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Actual results could differ from these expectations as a result of factors including those described under Item 1A, “Risk Factors,” “Forward-Looking Statements” and elsewhere in this annual report.

Business Overview and Outlook

Swisher Hygiene Inc. provides essential hygiene and sanitation solutions to customers throughout much of North America and internationally through its global network of company owned operations, franchises and master licensees. These solutions include essential products and services that are designed to promote superior cleanliness and sanitation in commercial environments, while enhancing the safety, satisfaction and well-being of employees and patrons. These solutions are typically delivered by employees on a regularly scheduled basis and involve providing our customers with: (i) consumable products such as soap, paper, cleaning chemicals, detergents, and supplies, together with the rental and servicing of dish machines and other equipment for the dispensing of those products; (ii) the rental of facility service items requiring regular maintenance and cleaning, such as floor mats, mops, bar towels, and linens; (iii) manual cleaning of their facilities; and (iv) solid waste collection services. We serve customers in a wide range of end-markets, with a particular emphasis on the foodservice, hospitality, retail, industrial, and healthcare industries. In addition, our solid waste collection operations provide services primarily to commercial and residential customers through contracts with municipalities or other agencies.

Prospectively, we intend to grow in both existing and new geographic markets through a combination of organic and acquisition growth. However, we will continue to focus our investments towards those opportunities which will most benefit our core businesses, chemical and linen processing services. Subsequent to the sale of our Waste segment in November 2012, we will offer outsourced waste and recycling services only through third-party providers.

See Note 20, “Subsequent Events” in the Notes to Consolidated Financial Statements for significant developments subsequent to December 31, 2011.

Audit Committee Review and Restatement

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

On February 19, 20, and 21, 2013, the Company filed amended quarterly reports on Form 10-Q/A for the quarterly periods ended March 31, 2011, June 30, 2011, and September 30, 2011, respectively, (the "Affected Periods"), including restated financial statements for the Affected Periods, to reflect adjustments to previously reported financial information.  Please see Note 20, "Subsequent Events" and the Company's separately filed Form 10-Q/As, for more information about the restatement adjustments recorded.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, the most important and pervasive accounting policies used and areas most sensitive to material changes from external factors. See Note 2, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for additional discussion of the application of these and other accounting policies.

Revenue Recognition

Revenue from product sales and service is recognized when services are performed or the product is delivered to the customer.  The Company may enter into multiple deliverable agreements with customers that outline the scope and frequency of services to be provided as well as the consumable products to be delivered.  These deliverables are considered to be separate units of accounting as defined by ASC 605-25-Revenue Recognition–Multiple-Element Arrangements. The timing of the delivery and performance of service is concurrent and ongoing and there are no contingent deliverables.

The Company’s sales policies provide for limited rights of return on specific products for limited time periods. During 2011 the product returns were insignificant. The Company records estimated reductions to revenue for customer programs and incentive offerings, including pricing arrangements, promotions and other volume-based incentives at the time the sale is recorded. The Company also records estimated reserves for anticipated uncollectible accounts and for product returns and credits at the time of sale.

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

Segments

On March 1, 2011, we completed our acquisition of Choice, a Florida-based company that provides a complete range of solid waste and recycling collection, transportation, processing and disposal services. As a result of the acquisition of Choice, during the year ended December 31, 2011, the Company operated in two segments (1) Hygiene and (2) Waste. Our hygiene segment primarily provides commercial hygiene services and products throughout much of the United States, and additionally operates a worldwide franchise and license system to provide the same products and services in markets where our Company-owned operations do not exist. Our Waste segment primarily consists of the operations of Choice and future acquisition of solid waste collection businesses. Prior to the acquisition of Choice, we managed, allocated resources, and reported in one segment, hygiene. See Note 15, “Segments” in the Notes to Consolidated Financial Statements.

See Note 20, “Subsequent Events” in the Notes to Consolidated Financial Statements for information concerning the sale of our Waste segment in the fourth quarter of 2012.

Purchase Accounting for Business Combinations

We completed 63 acquisitions of our franchises and independent businesses during the year ended December 31, 2011. The fair value of the consideration transferred is allocated to the fair value of the assets acquired and liabilities assumed on the date of the acquisition and any remaining difference is recorded to goodwill. Adjustments are made to the preliminary purchase price allocation when facts and circumstances that existed on the date of the acquisition surface subsequent to the preliminary purchase price allocation. Contingent consideration is recorded at fair value based on facts and circumstances as of date of the acquisition and any subsequent changes in the fair value are recorded through earnings each reporting period. Transactions that occur subsequent to the closing date of the acquisition are evaluated and accounted for based on the facts and substance of the transactions.

Acquisition and merger expenses

Acquisition and merger expenses include costs directly related to the acquisition of nine of our franchises and 54 independent businesses during the year ended December 31, 2011. Acquisition and merger expenses for the years ended December 31, 2011 and 2010 also include costs directly-related to the merger with CoolBrands. These costs include third party due diligence, legal, accounting, and professional service expenses.

Valuation Allowances for Doubtful Accounts

We estimate the allowance for doubtful accounts for accounts receivable by considering a number of factors, including overall credit quality, age of outstanding balances, historical write-off experience and specific account analysis that projects the ultimate collectability of the outstanding balances. Actual results could differ from these assumptions. Our allowance for doubtful accounts was $2.5 million and $0.4 million as of December 31, 2011 and 2010, respectively.

Long-Lived and Intangible Assets

We recognize losses related to the impairment of long lived assets when the carrying amount is not recoverable and exceeds its fair value. When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, our management evaluates recoverability by comparing the carrying value of the assets to projected future cash flows, in addition to other qualitative and quantitative analyses. We also perform a periodic assessment of the useful lives assigned to our long-lived assets. Changes to the useful lives of our long-lived assets would impact the amount of depreciation expense recorded in our statement of operations. The Company continues to accumulate and analyze data regarding the operating preformance of certain assets and their economic life. This analysis indicated that overall these assets will continue to be used in the business for different periods than originally anticipated. As a result, the Company revised the estimated useful lives of certain property and equipment. The effect of this change in estimate for the year 2011 was a reduction in depreciation expense of $2.5 million or two cents per share. See Note 2, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets and liabilities assumed in a business combination. Identifiable intangible assets include customer contracts and relationships, non-compete agreements, trademarks, formulas and permits. The fair value of these intangible assets at the time of acquisition is estimated based upon various valuation techniques including replacement costs and discounted future cash flow projections. Goodwill and intangible assets deemed to have indefinite lives are not amortized. Customer relationships are amortized on a straight-line basis over the expected average life of the acquired accounts, which is typically five to ten years based upon a number of factors, including longevity of customers, contracts acquired and historical retention rates. Contracts are amortized over the life of the contract including renewal periods expected to be extended. The non-compete agreements are amortized on a straight-line basis over the term of the agreements, typically not exceeding five years. Formulas are amortized on a straight-line basis over twenty years. Permits and trademarks and tradenames are considered to be indefinite lived intangible assets unless specific evidence exits that a shorter life is more appropriate.

The Company tests goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently, if indicators for potential impairment exist. Impairment testing is performed at the reporting unit level at December 31. Under generally accepted accounting principles, a reporting unit is either the equivalent to, or one level below, an operating segment. The test to evaluate for impairment begins with an assessment of qualitative factors to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying value of the reporting unit. If the fair value of the reporting unit is less than its carrying value, we will perform a second step to determine the implied fair value of goodwill associated with that reporting unit. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment.

Determining the fair value of a reporting unit includes the use of significant estimates and assumptions. Management utilizes a discounted cash flow technique as a means for estimating fair value. This discounted cash flow analysis requires various judgmental assumptions including those about future cash flows, customer growth rates and discount rates. Expected cash flows are based on historical customer growth, including attrition, and continued long term growth of the business. The discount rates used for the analysis reflect a weighted average cost of capital based on industry and capital structure adjusted for equity risk and size risk premiums. These estimates can be affected by factors such as customer growth, pricing, and economic conditions that can be difficult to predict. The Company also looks at competitors from a market perspective and recent transactions, if they exist, to confirm the results of the discounted cash flow fair value estimate.

As part of this impairment testing, management also assesses the useful lives assigned to the customer relationships, non-compete agreements, formulas, permits and trademarks and tradenames. Changes to the useful lives of our other intangible assets would impact the amount of amortization expense recorded in our statements of operations. We have not experienced any significant changes to our carrying amount or estimated useful lives of our other intangible assets during the three years ended December 31, 2011.

A hypothetical 10% decrease in the fair value of our reporting units as of December 31, 2011 would have no impact on the carrying value of our goodwill. We believe that the assessment for such potential impairment losses is a critical accounting estimate as it is dependent upon future events and requires substantial judgment. Any resulting impairment loss could have a material impact on our financial condition and the results of operations.

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

Due to the Merger in November 2010, Swisher International converted from a corporation taxed under the provisions of Subchapter S of the Internal Revenue Code (“S Corp”) to a tax-paying entity and accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets where it is more likely than not that deferred tax assets will not be realized. In addition, the undistributed earnings on the date the Company terminated the S Corp election were recorded as Additional paid-in capital on the Consolidated Financial Statements since the termination of the S Corp election assumes a constructive distribution to the owners followed by a contribution of capital to the corporation.

We include interest and penalties accrued in the Consolidated Financial Statements as a component of interest expenses. No significant amounts were required to be recorded as of December 31, 2011, 2010 and 2009. As of December 31, 2011, tax years of 2007 through 2011 remain open to inspection by the Internal Revenue Service.

Stock Based Compensation

We measure and recognize all stock based compensation at fair value at the date of grant and recognize compensation expense over the service period for awards expected to vest. Determining the fair value of stock based awards at the grant date requires judgment, including estimating the share volatility, the expected term the award will be outstanding, and the amount of the awards that are expected to be forfeited. We utilize the Black-Scholes option pricing model to determine the fair value. See Note 12, “Equity Matters” in the Notes to Consolidated Financial Statements for further information on these assumptions.

Actuarially Determined Liabilities

We administer a defined benefit plan for certain retired employees (the “Plan”). The Plan has not allowed for new participants since October 2000. The measurement of our pension obligation is dependent on a variety of assumptions determined by management and used by our actuaries. Significant actuarial assumptions used in determining the pension obligation include the discount rate applied to the Plan obligation and expected long-term rate of return on the Plan’s assets. The discount rate assumption is calculated using a bond yield curve constructed from a population of high-quality, non-callable corporate bonds. The discount rate is calculated by matching the Plan’s projected cash flows to the yield curve. The expected return on Plan assets reflects asset allocations, investment strategies, and actual historical returns. Changes in benefit obligations associated with these assumptions may not be recognized as costs on the statement of income. Differences between actuarial assumptions and actual Plan results are deferred in Accumulated other comprehensive (loss) income and are amortized into cost only when the accumulated differences exceed 10% of the greater of the projected benefit obligation or the market value of the related Plan assets. We recognize the funded status of the Plan on the Consolidated Balance Sheet with the offsetting entry to Accumulated other comprehensive (loss) income.

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

A one percent decrease in the discount rate assumption of 4.2% would result in an increase in the projected benefit obligation at December 31, 2011 of approximately $0.5 million.  Based on the actuarial report as of December 31, 2011, we expect to make a minimum regulatory funding contribution of $0.1 million during 2012.

Recently Adopted Accounting Pronouncements

Fair Value Measurements and Disclosures:   On January 1, 2010, we adopted an accounting standards update that requires more detailed disclosures regarding employer’s plan assets, including their investment strategies, major categories of plan assets, concentration of risk, and valuation methods used to measure the fair value of plan assets. We have included the required disclosures in Note 13, “Retirement Plan” in the Notes to Consolidated Financial Statements.

In January 2010, the FASB issued updated standards with new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on a gross basis of information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The standards also clarified existing disclosures regarding level of disaggregation, inputs and valuation techniques. The standards are effective for interim and annual reporting periods beginning after December 15, 2009 and became effective for us on January 1, 2010. Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 and became effective for us on January 1, 2011. We have included the required disclosures in Note 8, “Long-term Debt and Obligations” in the Notes to Consolidated Financial Statements.

Revenue Recognition: We adopted the newly issued accounting standards for multiple-deliverable revenue arrangements entered into or materially modified on or after January 1, 2011. These new standards affect the determination of when individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. In addition, these new standards modify the manner in which the transaction consideration is allocated across separately identified deliverables, eliminate the use of the residual value method of allocating arrangement consideration and require expanded disclosure. The adoption of these accounting standards did not have a material impact on our Consolidated Financial Statements.

Goodwill: On January 1, 2011, we adopted an accounting standards update that defines when step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts should be performed and modifies step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For reporting units with zero or negative carrying amounts an entity is required to perform step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The adoption of this accounting standards update did not have a material impact on our Consolidated Financial Statements.

As part of our annual 2011 goodwill impairment assessment, we adopted the new accounting standards that allow an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. In addition an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The adoption of this accounting standard did not have a material impact on our Consolidated Financial Statements.

Business Combinations: On January 1, 2011, we adopted an accounting standards update that clarifies that if comparative financial statements are presented the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. We have included the required disclosures in Note 3, “Acquisitions” in the Notes to Consolidated Financial Statements.

Newly Issued Accounting Pronouncements

Fair Value Measurements: In May 2011, the FASB issued updated accounting guidance on fair value measurements. The updated guidance will result in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and is not expected to have a material impact on the company’s consolidated financial statements.

Comprehensive Income: In June 2011, and subsequently amended in December 2011, the FASB issued final guidance on the presentation of comprehensive income. Under the newly issued guidance, net income and comprehensive income may only be presented either as one continuous statement or in two separate, but consecutive statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company is currently evaluating the impact of adoption and will include the required disclosures upon adoption in the first quarter of 2012.

Results of Operations

The following table provides our results of operations for each of the years ended December 31, 2011, 2010, and 2009, including key financial information relating to our business and operations. This financial information should be read in conjunction with our audited Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8.
	Year ended December 31,
	2011	2010	2009
	(In thousands except share and per share data)
Revenue
Products	$141,705	$37,690	$27,317
Services	74,878	17,737	16,574
Franchise and other	3,401	8,225	12,923
Total revenue	219,984	63,652	56,814

Costs and expenses
Cost of sales	84,996	23,597	22,305
Route expenses	53,722	13,931	12,520
Selling, general, and administrative	89,793	31,258	24,095
Acquisition and merger expenses	6,107	5,122	-
Depreciation and amortization	22,374	4,857	4,744
Loss from extinguishment of debt	1,500	-	-
Gain from bargain purchase	(4,359)	-	-
Total costs and expenses	254,133	78,765	63,664
Loss from operations	(34,149)	(15,113)	(6,850)

Other expense, net	(6,963)	(757)	(410)
Net loss before income taxes	(41,112)	(15,870)	(7,260)

Income tax benefit (expense)	15,766	(1,700)	-

Net loss	(25,346)	(17,570)	(7,260)
Net (income) loss attributable to noncontrolling interest	6	(9)	(2)

Net loss attributable to Swisher Hygiene Inc.	(25,340)	(17,579)	(7,262)

Loss per share
Basic and diluted	$(0.16)	$(0.26)	$(0.13)

Weighted-average common shares used in the
computation of loss per share
Basic and diluted	159,057,582	66,956,371	57,829,630

Adjusted EBITDA

In addition to net income determined in accordance with GAAP, we use certain non-GAAP measures, such as “Adjusted EBITDA,” in assessing our operating performance. We believe the non-GAAP measure serves as an appropriate measure to be used in evaluating the performance of our business. We define Adjusted EBITDA as net loss excluding the impact of income taxes, depreciation and amortization expense, net interest expense, foreign currency gain and other income, net loss on debt related fair value measurements, stock based compensation, third party costs directly related to merger and acquisitions, including the debt prepayment penalty, and a gain from bargain purchase related to mergers and acquisitions. We present Adjusted EBITDA because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of our results. Management uses this non-GAAP financial measure frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods and gives a better indication of our core operating performance. We include this non-GAAP financial measure in our earnings announcement and guidance in order to provide transparency to our investors and enable investors to better compare our operating performance with the operating performance of our competitors. Adjusted EBITDA should not be considered in isolation from, and is not intended to represent an alternative measure of, operating results or of cash flows from operating activities, as determined in accordance with GAAP. Additionally, our definition of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

Under SEC rules, we are required to provide a reconciliation of non-GAAP measures to the most directly comparable GAAP measures. Accordingly, the following is a reconciliation of Adjusted EBITDA to our net losses for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
	(In thousands)
Net loss	$(25,346)	$(17,570)	$(7,260)
Income tax (benefit) expense	(15,766)	1,700	-
Depreciation and amortization expense	22,374	4,857	4,744
Interest expense, net	2,526	1,300	1,008
Foreign currency gain	(55)	(820)	(628)
Loss from impairment of long-lived asset	116	-	30
Realized and unrealized loss on fair value of convertible debt	4,658	277	-
Stock based compensation	4,648	398	-
Loss from extinguishment of debt	1,500	-	-
Gain from bargain purchase	(4,359)	-	-
Acquisition and merger expenses	6,107	5,122	-
Adjusted EBITDA	$(3,597)	$(4,736)	$(2,106)

Comparison of the years ended December 31, 2011 to December 31, 2010

        During 2011, we acquired nine of our franchises and 54 independent hygiene, chemical, and linen businesses; during 2010, we acquired four of our franchises and five independent hygiene and chemical businesses; and during 2009, we acquired eighteen franchises and an independent chemical business. The term “Hygiene Acquisitions” refers to the impact from these acquisitions on our consolidated financial statements. The Waste segment includes Choice, acquired in March 2011, and three acquisitions of solid waste and collection companies during 2011. We refer to these acquisitions as “Waste Acquisitions.” The term “Acquisitions” refers to both the Hygiene Acquisitions and Waste Acquisitions during the respective periods.

Revenue

Total revenue and the revenue derived from each revenue type by segment for the year ended December 31, 2011 and 2010 are as follows:

	2011	%	2010	%
Hygiene	(In thousands)
Company-owned operations:
Chemical products	$102,162	46.4%	$19,063	29.9%
Hygiene services	26,107	11.9	17,737	27.9
Paper and supplies	16,089	7.3	12,338	19.4
Rental and other	12,858	5.8	6,289	9.9
Total Company-owned operations	157,216	71.5	55,427	87.1
Franchise products and fees:	3,401	1.5	8,225	12.9
Total hygiene	160,617	73.0	63,652	100.0

Waste - services and products	59,367	27.0	-	-

Total revenue	$219,984	100.0%	$63,652	100.0%

Consolidated revenue increased $156.3 million to $220.0 million for the year ended December 31, 2011 as compared to $63.7 million in 2010.  The components of the revenue growth were a $101.8 million increase in revenue from Hygiene Company-owned operations and a $59.4 million increase in waste services and products revenue, offset by a $4.8 million reduction in revenue from franchisees products and fees.  These amounts represented revenue changes of 245.6% for total revenue, 183.7% for Hygiene Company-owned operations, and (58.7%) for franchise revenue; the Company had no Waste services and products revenue in 2010.

Within Hygiene Company-owned operations, the $101.8 million in revenue growth from 2010 to 2011 was comprised of growth in chemical products of $83.1 million, Hygiene services of $8.4 million, rental and other of $6.6 million, and paper of $3.8 million.  The amounts represent increases of 435.9%, 47.2%, 104.5% and 30.4%, respectively.  Throughout these product lines, increases in revenue were primarily attributable to acquisitions made by the Company in late 2010 and 2011.

Excluding the impact of Acquisitions made during 2010 and 2011, including the potential growth in existing customers at the time of acquisition as well as new customer relationships created by the acquired business in 2010 and 2011, revenue from Hygiene company-owned operations increased by 28.2% and total revenue increased 16.5%. The lower percentage increase in total revenue is attributable to the decline on franchise products and fees which is attributable to the purchase of Swisher franchisees.

The change in revenue mix as well as the growth of the Company-owned operations was primarily attributable to i) acquisition efforts focused on chemical product and service companies to round out our North American operating footprint, ii) our emphasis on the expansion of our core ware- washing and laundry chemical offerings both through direct sales efforts and via distributors, with a reduction in focus on our legacy Hygiene services offering, and iii) strategic expansion in the dish machine and linen rental marketplace.

Cost of Sales

Cost of sales for the year ended December 31, 2011 and 2010 are as follows:

	2011	%(1)	2010	%(1)
Cost of Sales	(In thousands)
Hygiene
Company-owned operations	$65,692	41.8%	$18,543	33.5%
Franchise products and fees	2,250	66.2	5,054	61.4
Total hygiene	67,942	42.3	23,597	37.1

Waste - services and products	17,054	28.7	-	-

Total cost of sales	$84,996	38.6%	$23,597	37.1%

(1)           Represents cost as a percentage of the respective segment’s product and service line revenue.

Consolidated cost of sales increased $61.4 million, or 260.2%, to $85.0 million for the year ended December 31, 2011 compared to $23.6 million in 2010. As a percentage of sales, consolidated cost of sales increased from 37.1% to 38.6%.  The dollar increase primarily reflects the inclusion the Company’s acquisitions in late 2010 and 2011, while the change in the cost of sales as a percent of revenue is attributable to a revenue mix change, including increased direct and wholesale chemical sales, within the Hygiene segment resulting in an increase from 37.1% to 42.3% in costs of sales as a percent of revenue, offset by the inclusion of Waste with cost of sales as a percent of revenue of 28.7%.

The $47.2 million growth of Company-owned operations cost of sales from $18.5 to $65.7 million and, as a percentage of revenue from 33.5% to 41.8%, were primarily driven by a $83.1 million growth in chemical product sales during 2011. Chemical products, and in particular chemical products sold at wholesale, have a higher cost of sales as a percentage of revenue than many of the other components of Hygiene products and services revenue.  Our increase in chemical wholesale sales and cost of sales is related to our entry into the chemical manufacturing business primarily from our acquisition of Daley in the third quarter of 2011.

Excluding the impact of acquisitions made during 2010 and 2011, effectively eliminating all Waste cost of goods, the Company-owned operations cost of sales increased from 33.5% of revenue to 40.3% of revenue.  This increase is primarily attributable to the change in our revenue mix to higher cost chemical product revenue.

Route Expenses

Route expenses consist primarily of the costs incurred by the Company for the delivery of products and providing services to customers. The details of route expenses for the year ended December 31, 2011 and 2010 are as follows:

	2011	%(1)	2010	%(1)
Route Expenses	(In thousands)
Hygiene
Company-owned operations:
Compensation	$24,731	15.7%	$9,930	17.9%
Vehicle and other expenses	8,523	5.4	4,001	7.2
Total Company-owned operations	33,254	21.2	13,931	25.1
				-
Waste	20,468	34.5	-	-

Total route expenses	$53,722	24.8%	$13,931	25.1%

(1)	Represents cost as a percentage of products and services revenue, for the respective operating segment.

Consolidated route expenses increased $39.8 million or 285.6% to $53.7 million and 24.8% of related product and service revenue, for the year ended December 31, 2011, as compared to $13.9 million and 25.1% in the same period of 2010. In Company-owned Hygiene operations the percentage expense to revenue decreased from 25.1% in 2010 to 21.2% in 2011 resulting from the integration of acquisitions. The increase in consolidated route expense primarily includes:

●	$35.0 million or 251.6% related to Acquisitions, which $20.5 million was attributable to Waste Acquisitions and $14.5 million to Hygiene Acquisitions, and

●
$4.7 million or 34.1% related to organic growth and 39.3% of related revenue as compared to 25.1% in 2010. The increase of $4.8 million is primarily due to a higher revenue base resulting in higher compensation, vehicle and other route expenses. These increases are primarily the result of headcount and vehicles added as part of a distribution agreement entered into in December 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of the costs incurred by us for:

●	Branch office and field management support costs that are related to field operations. These costs include compensation, occupancy expense and other general and administrative expenses,

●	Selling expenses, which include marketing expenses, compensation and commission for branch sales representatives and corporate account executives, and

●
Corporate office expenses that are related to general support services, which include executive management compensation and related costs, as well as departmental costs for information technology, human resources, accounting, purchasing and other support functions.

The details of selling, general and administrative expenses for the years ended December 31, 2011 and 2010 are as follows:

	2011	% (1)	2010	% (1)
Selling, General & Administrative Expenses	(In thousands)
Hygiene
Compensation	$51,739	32.2%	$21,423	33.6%
Occupancy	6,418	4.0	3,488	5.5
Other	18,897	11.8	6,347	10.0
Waste	12,739	21.5	-	-

Total selling, general & administrative expenses	$89,793	40.8%	$31,258	49.1%

(1)           Represents cost as a percentage of revenue for the respective segment.

Consolidated selling, general, and administrative expenses increased $58.5 million or 187.3% to $89.8 million for the year ended December 31, 2011 as compared to $31.3 million in 2010. This increase includes:

●	$41.2 million or 132.0% related to Acquisitions, of which $12.7 million was attributable to Waste Acquisitions and $28.5 million related to Hygiene Acquisitions, and

●	$17.3 million or 55.3% related to organic growth, which consists primarily of $6.2 million related to Hygiene other expenses and $10.5 million related to Hygiene compensation.

Hygiene compensation increased $30.3 million or 141.5% to $51.7 million for the year ended December 31, 2011 as compared to $21.4 million in 2010 and includes an increase of $19.4 million or 90.5% related to Hygiene Acquisitions. Excluding the impact of these acquisitions, Hygiene compensation increased $10.9 million or 51.0% to $32.3 million for the year ended December 31, 2011 as compared to $21.4 million in the same period of 2010. This increase was primarily the result of an increase in costs and expenses related to our expansion of our corporate, field and distribution sales organizations to accelerate the growth in the our core chemical program, and an increase in salaries and other costs largely associated with our transition from a private company to a public company, including $4.6 million for stock based compensation.

Occupancy expenses from Hygiene operations for the year ended December 31, 2011 increased $2.9 million or 84.0% to $6.4 million as compared to $3.5 million in the same period of 2010 and includes $2.8 million related to Hygiene acquisitions.

Other expenses increased $12.6 million or 197.7% to $18.9 million as compared to $6.3 million in 2010 and includes an increase of $6.4 million for Hygiene Acquisitions. Excluding the impact of these acquisitions, other expenses increased by $6.2 million or 97.9% to $12.6 million for the year ended December 31, 2011 as compared to 2010. This increase was primarily due to the expansion of our business, professional fees associated with being a newly public company, professional fees for uncompleted acquistions, and the write-off of a note from a master licensee.

Merger and Acquisition Expenses

Acquisition and merger expenses increased $1.0 million or 19.2 % to $6.1 million for the year ended December 31, 2011 as compared to $5.1 million during 2010. Acquisition and merger expenses in 2011 are primarily due to costs directly-related to the acquisition of our nine franchisees and fifty-four independent companies during the year ended December 31, 2011. Acquisition and merger expenses for the year ended December 31, 2010 are primarily related to the merger with CoolBrands. These costs include costs for third party due diligence, legal, accounting and professional service expenses.

Depreciation and Amortization

Depreciation and amortization for the year ended December 31, 2011 increased $17.5 million or 360.6% to $22.4 million as compared to $4.9 million during 2010. This increase is primarily attributed to Acquisitions due to amortization for acquired other intangible assets including customer relationships and non-compete agreements obtained in connection with these acquisitions. The remaining increase is related to depreciation on capital expenditures.

Loss on extinguishment of debt

The expense totaling $1.5 million reflects a penalty incurred and paid for the extinguishment of a credit facility of Choice in connection with the closing of the Company’s acquisition of Choice.

Gain on bargain purchase

During 2011, income of $4.4 million was related to the acquisition of J.F. Daley International LTD, a chemical manufacturer. Due to liquidity issues and the timing of debt maturities in 2011 being experienced by the sellers of J.F. Daley International LTD., the Company was able to acquire the business for consideration less than the fair value of the identifiable assets acquired and the liabilities assumed.

Other expense, net

Other expense, net for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010
Other Expense, Net	(In thousands)

Interest expense	$(2,711)	$(1,400)
Realized and unrealized loss on fair value of convertible notes	(4,658)	(277)
Foreign currency	55	820
Loss from impairment	(116)	-
Other	282	-
Interest income	185	100

Total other expense, net	$(6,963)	$(757)

Interest expense represents interest on borrowings under our credit facilities, equipment financing loans, notes incurred in connection with acquisitions including convertible promissory notes, advances from shareholders, and the purchase of equipment and software. Major components of interest expense for the year ended December 31, 2011 are interest on additional borrowings of $15.0 million related to our equipment financing loans, and $29.8 million of additional notes payables from acquisitions including convertible promissory notes, and capital leases entered into in connection with acquisitions.

For the year ended December 31, 2011, the net loss on debt related fair value measurements is due to the adjustment for the fair value of certain convertible promissory notes. The fair value of these convertible promissory notes is impacted by the market price of our stock. See Note 8, “Long-term Debt and Obligations” in the Notes to Consolidated Financial Statements.

Comparison of the years ended December 31, 2010 to December 31, 2009

Revenue

Total revenue and the revenue derived from each revenue type for the year ended December 31, 2010 and 2009 are as follows:

	2010	%	2009	%
Revenue	(In thousands)
Company-owned operations:
Chemical products	$19,063	29.9%	$10,320	18.2%
Hygiene services	17,737	27.9%	16,574	29.2%
Paper and supplies	12,338	19.4%	11,549	20.3%
Rental and other	6,289	9.9%	5,448	9.6%
Total Company-owned operations	55,427	87.1%	43,891	77.3%

Franchise products and fees:
Products	5,396	8.5%	8,732	15.4%
Fees	2,829	4.4%	4,191	7.3%
Total franchise products and fees	8,225	12.9%	12,923	22.7%
Total revenue	$63,652	100.0%	$56,814	100.0%

Total revenue increased $6.8 million or 12.0% to $63.7 million for the year ended December 31, 2010 as compared to 2009. This increase includes $11.2 million or 19.7% related to Acquisitions. Excluding the impact from Acquisitions, product and service revenue increased $0.3 million and was offset by a decrease in product sales and fees to franchises totaling $4.4 million or 7.8% as compared to 2009.

During 2010, our revenue mix continued to shift towards chemical product sales from our legacy hygiene business. Three principal factors have contributed to this trend: (i) since 2009, we have placed particular emphasis on the development of our chemical offering, particularly as it relates to ware washing and laundry solutions and a lesser focus on our legacy hygiene service offerings; (ii) over this same period, we have aggressively managed customer profitability terminating less favorable arrangements and; (iii) we have been impacted by the prolonged effects of challenging economic conditions that has resulted in customer attrition, lower consumption levels of products and services, and a reduction or elimination in spending for hygiene-related products and services by our customers.

Total franchise revenue decreased $4.7 million or 36.4% for the year ended December 31, 2010 as compared to 2009. Excluding the impact from Acquisitions, franchise revenue decreased $0.5 million or 7.3%. This decline is primarily attributed to the prolonged effect of the challenging economic conditions being experienced by our franchisees. These economic conditions resulted in customer attrition, lower consumption levels of products and services and a reduction or elimination in spending for hygiene related products and services by franchise customers.

Cost of Sales

Cost of sales for the year ended December 31, 2010 and 2009 is as follows:

	2010	%(1)	2009	%(1)
Cost of Sales	(In thousands)
Company-owned operations	$18,543	33.5%	$14,386	32.8%
Franchise products	5,054	93.7%	7,919	90.7%

Total cost of sales	$23,597	37.1%	$22,305	39.3%

(1)           Represents cost as a percentage of the respective product line revenue

Cost of sales consists primarily of paper, air freshener, chemical and other consumable products sold to our customers, franchisees and international licensees. Total cost of sales for 2010 increased $1.3 million or 5.8% to $23.6 million as compared to 2009. This increase includes $0.3 million related to Acquisitions. Excluding the effect of Acquisitions, total cost of sales increased $1.0 million or 4.7% to $23.3 million.

Company owned operations cost of sales for the year ended December 31, 2011 increased $4.2 million or 28.9% to $18.5 million as compared to 2009. This increase includes $3.1 million or 21.5% related to Acquisitions and $1.1 million or 7.6% related to organic growth. Excluding the impact of Acquisitions, cost of sales for company owned operations was 36.6% of related revenue for the year ended December 31, 2010 as compared to 33.5% in 2009, primarily due to the change in sales mix from lower cost hygiene services to higher cost chemical product sales. The increase of $1.1 million related to organic growth includes the following:

●	An increase of $1.3 million or 9.0% related to the change in our revenue mix as our revenue mix has shifted toward higher cost chemical product revenue,

●	An increase of $0.1 million or 0.7% due to the current periods higher product revenue volume, and

●	Offset by a decrease of $0.3 million or 2.1% related to reduced cost of products.

The cost of sales to franchisees for the year ended December 31, 2010 decreased $2.9 million or 36.2% to $5.1 million as compared to 2009 in part due to Acquisitions. We charge franchises a percentage of our costs up to a set base. Product sales above the base have a more favorable margin for the franchisee. Therefore, we earn a lower margin on product revenue to franchises. Excluding the effect of Acquisitions, cost of sales decreased $0.4 million or 4.9% in year ended December 31, 2010 compared to 2009. This decrease was primarily a result of lower product sales to our remaining franchisees.

Route Expenses

Route expenses consist of the costs incurred by the Company for the delivery of products and providing services to customers. The details of route expenses for the year ended December 31, 2010 and 2009 are as follows:

	2010	%(1)	2009	%(1)
Route Expenses	(In thousands)
Company-owned operations:
Compensation	$9,930	17.9%	$9,085	20.7%
Vehicle and other expenses	4,001	7.2%	3,435	7.8%

Total route expenses	$13,931	25.1%	$12,520	28.5%

(1)           Represents cost as a percentage of products and services revenue.

Route expenses for the year ended December 31, 2010 increased $1.4 million or 11.3% to $13.9 million. This increase includes $3.2 million or 25.6% related to Acquisitions, which was offset by a decrease of $1.8 million related to organic operations, due to a $1.6 million reduction or 17.3% in compensation. This decrease is a result of route consolidation and optimization initiatives made in response to the prolonged effect of the challenging economic conditions we have experienced. During the year ended December 31, 2010 compared to 2009, excluding the effect of Acquisitions, the average number of route technicians decreased 13.4%. We have continued to focus on the improvement of route efficiencies.

Selling, General, and Administrative Expenses

The details of selling, general and administrative expenses for the year ended December 31, 2010 and 2009 are as follows:

	2010	%(1)	2009	%(1)
Selling, General & Administrative Expenses	(In thousands)
Compensation	$21,422	33.7%	$16,976	29.9%
Occupancy	3,488	5.5%	3,124	5.5%
Other	6,348	10.0%	3,995	7.0%

Total selling, general & administrative expenses	$31,258	49.2%	$24,095	42.4%
________________________
(1)          Represents cost as a percentage of revenue for the respective segment.

Total selling, general, and administrative expenses for the year ended December 31, 2010 increased $7.2 million or 29.7% as compared to 2009. This increase includes $3.1 million related to Acquisitions. Excluding the impact of Acquisitions, selling, general, and administrative expenses increased $4.1 million or 16.9%.

Compensation for the year ended December 31, 2010 increased $4.4 million or 26.2% to $21.4 million as compared to the same period of 2009. This increase includes an increase of $2.2 million related to Acquisitions. Excluding the impact of Acquisitions, compensation expense for the year ended December 31, 2010 as compared to the same period of 2009 increased $2.2 million or 13.0% to $19.2 million. This increase was primarily the result of an increase of $1.0 million in costs and expenses related to our expansion of the corporate, field and distribution sales organizations and an increase of $0.9 million of salaries and other costs largely associated with our transition from a private company to a public company.

Occupancy expenses for the year ended December 31, 2010 increased $0.4 million or 11.6% to $3.5 million as compared to 2009. This increase includes $0.4 million related to Acquisitions.

Other expenses for year ended December 31, 2010 increased $2.4 million or 58.9% to $6.3 million as compared to 2009. This increase includes $0.5 million related to Acquisitions. Excluding the impact of acquisitions, other expenses for the year ended December 31, 2010 as compared to 2009, increased $1.9 million or 46.8% to $5.9 million. This increase was primarily due to increases in the following: marketing expenses of $0.2 million, travel costs of $0.2 million, consulting and professional services of $0.5 million largely associated with our transition from a private company to a public company, property taxes of $0.1 million, and other office and administrative expenses of $0.3 million related to the expansion of our business.

Merger and Acquisition Expenses

Acquisition and merger expenses were $5.1 million for the year ended December 31, 2010 and are primarily related to the Merger. In connection with the Merger, we incurred certain directly-related legal, accounting and professional service fees.

Depreciation and Amortization

Depreciation and amortization consists of depreciation of property and equipment and the amortization of intangible assets. Depreciation and amortization for the year ended December 31, 2010 increased $0.2 million or 2.4% to $4.9 million as compared to $4.7 million in 2009. This increase includes $0.9 million related to Acquisitions and is primarily the result of amortization for acquired intangible assets including customer relationships and non-compete agreements obtained as part of these acquisitions. This increase is offset by $0.4 million of amortization related to other intangibles that were fully amortized in 2010.

Other expense, net

Other expense, net for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
Other Expense, Net	(In thousands)

Interest expense	$(1,400)	$(1,063)
Unrealized loss on convertible debt measurements	(277)	-
Foreign currency gain	820	34
Forgiveness of debt	-	500
Gain from bargain purchase	-	94
Impairment losses	-	(30)
Interest income	100	55

Total other expense, net	$(757)	$(410)

Interest income primarily relates to a note receivable from our master licensee in the U.K. and interest earned on cash and cash equivalents balances.

Interest expense represents interest on borrowings under our credit facilities, notes incurred in connection with acquisitions, advances from shareholders and the purchase of equipment and software. Interest expenses for 2010 increased $0.6 million or 57.7% to $1.7 million as compared to 2009. The $0.6 million increase is primarily the result of a $15.9 million year-to-year increase in debt and shareholder advances, including the $21.5 million of shareholder advances that were converted to equity on November 2, 2010 as a result of the Merger.

Gain on foreign currency represents the foreign currency translation adjustments. During 2010, we converted $50.5 million of cash held in Canadian dollars at favorable U.S. exchange rates, which resulted in a realized gain of $0.8 million in 2010.

The gain from bargain purchases recognized in 2009 was related to our acquisition of franchisees where the fair value of the assets acquired exceeded the purchase price. The impairment losses recognized in 2009 were related to customer lists whose fair value was determined to be less than their carrying value.

Liquidity and Capital Resources

We fund the development and growth of our business with cash generated from operations, bank credit facilities, the sale of equity, third party financing for acquisitions, and capital leases for facilities and equipment.

Revolving Credit Facilities

In 2010 through March 2011, we had a revolving line of credit for a maximum borrowing of up to $10.0 million of which $5.0 million was personally guaranteed by a shareholder. This agreement had a maturity of February 28, 2011 and was modified in February 2011 to extend the maturity date to January 2012 and to release the personal guarantee by a shareholder. Borrowings under the line were used for general working capital purposes, capital expenditures and acquisitions. The line was secured by substantially all of our assets not otherwise encumbered. This credit facility contained various restrictive covenants which limit or prevent, without the express consent of the bank, making loans, advances, or other extensions of credit, change in control, consolidation, mergers or acquisitions, issuing dividends, selling, assigning, leasing, transferring, or disposing of any part of the business and incurring indebtedness.

In 2010 through March 2011, we had a $15.0 million revolving credit facility, which had a maturity of June 2009. The credit facility was modified in 2009 to extend the maturity date to January 1, 2011 and modified in February 2011 to extend the maturity date to January 2012. In addition in February 2011 the personnel guarantee by a shareholder was released. The credit facility contained various restrictive covenants which limit or prevent, without the express consent of the bank, making loans, advances, or other extensions of credit, change in control, consolidation, mergers or acquisitions, issuing dividends, selling, assigning, leasing, transferring or disposing of any part of the business and incurring indebtedness.

As of November 5, 2010, we amended the above credit facilities to eliminate all restrictive and financial covenants currently included in the credit facilities, except the following: (i) we must maintain, at all times, unencumbered cash and cash equivalents in excess of $15.0 million and (ii) we may not without the consent of the lender, incur or permit its subsidiaries to incur new indebtedness or make new investments (except for investments in franchisees) in connection with the acquisition of franchisees and other businesses within its same line of business in excess of $25 million in the aggregate at any time.

On February 28, 2011, we amended the above credit facilities to include the following financial covenants: (1) we must maintain, at all time, unencumbered cash and cash equivalents not less than $10 million and (2) we will not permit our consolidated EBITDA for the period of the four consecutive fiscal quarters ending on June 30, 2011 to be less than $5 million and for the period of the four consecutive fiscal quarters ending as of September 30, 2011 to be less than $7 million.

In March 2011, we entered into a $100.0 million senior secured revolving credit facility (the “Credit Facility”), which replaced the above credit facilities, and matures in July 2013.  Borrowings under the Credit Facility are secured by a first priority lien on substantially all of our existing and hereafter acquired assets, including $25.0 million of cash on borrowings in excess of $75.0 million. Furthermore, borrowings under the facility are guaranteed by all of our domestic subsidiaries and secured by substantially all the assets and stock of our domestic subsidiaries and substantially all of the stock of our foreign subsidiaries. Interest on borrowings under the Credit Facility will typically accrue at London Interbank Offered Rate (“LIBOR”) plus 2.5% to 4.0%, depending on the ratio of senior debt to “Adjusted  EBITDA” (as such term is defined in the credit facility, which includes specified adjustments and allowances authorized by the lender as provided for in such definition). We also have the option to request swingline loans and borrowings using a base rate. Interest is payable monthly or quarterly on all outstanding borrowings.

Borrowings and availability under the Credit Facility are subject to compliance with financial covenants, including achieving specified consolidated adjusted  EBITDA levels, which will depend on the success of our acquisition strategy, and maintaining leverage and coverage ratios and a minimum liquidity requirement. The consolidated Adjusted EBITDA covenant, the leverage and coverage ratios, and the minimum liquidity requirements should not be considered indicative of the Company's expectations regarding future performance. The Credit Facility also places restrictions on our ability to incur additional indebtedness, make certain acquisitions, create liens or other encumbrances, sell or otherwise dispose of assets, and merge or consolidate with other entities or enter into a change of control transaction. Failure to achieve or maintain the financial covenants in the credit facility or the failure to comply with one or more of the operational covenants could adversely affect our ability to borrow monies and could result in a default under the credit facility. The credit facility is subject to other standard default provisions. We were in compliance with such covenants as of December 31, 2011.

    In August 2011, the Company entered into an amendment to the Credit Facility that modified the covenants, including an increase in permitted indebtedness to $40.0 million. Failure to achieve or maintain the financial covenants in the credit facility or failure to comply with one or more of the operational covenants could adversely affect our ability to borrow monies and could result in a default under the Credit Facility. The Credit Facility is subject to other standard default provisions.  The Company was in compliance with such covenants as of December 31, 2011.

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

Equipment Financing

In August 2011, we entered into an agreement, which provides financing up to $16.4 million for new and used trucks, carts, compactors, and containers for our Waste segment. The financing will consist of one or more fixed rate loans that have a term of five years. The interest rate for borrowings under this facility will be determined at the time of each such borrowing and will be based on a spread over the five year U.S. swap rate. The commitment letter expired in February 2012 with a renewal option of six months, if approved. During 2011, we made borrowings of $8.9 million at an average interest rate of 3.55%.

Separately in August 2011, we entered into an agreement to finance new and replacement vehicles for our fleet that allows for one or more fixed rate loans totaling in the aggregate, no more than $18.6 million. The commitment, which expires in June 2012, is secured by the Waste segment’s vehicles and containers. The interest rate for borrowings under this facility will be determined at the time of the loan and will be based on a spread above the U.S. swap rate for the applicable term, either four or five years. Borrowings under this loan commitment are subject to the same financial convents as the above $100 million credit facility. During 2011, the Company made borrowings of $6.2 million at an average interest rate of 4.47%.

In addition, in August 2011, we obtained an additional line of credit of $25.0 million for new and replacement vehicles for our fleet and obtained a commitment letter to finance information technology and related equipment not to exceed $2.5 million. The interest rate and term for each fixed rate loan will be determined at the time of each such borrowing and will be based on a spread over the U.S. swap rate for the applicable term. The commitment expires in August 2014. During 2011, there were no borrowings under these agreements.

Private Placements

On February 13, 2011, we entered into an Agreement and Plan of Merger (the "Choice Agreement") with SWSH Merger Sub, Inc. a Florida corporation and wholly-owned subsidiary of the Company, Choice, and other parties, as set forth in the Choice Agreement. The Choice Agreement provided for the acquisition of Choice by the Company by way of merger.

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

On March 1, 2011, we closed the acquisition of Choice and issued 8,281,920 shares of our common stock to the former shareholders of Choice and assumed $1.7 million of debt. In addition, cash was paid to Choice debt holders of $40.7 million, including a prepayment penalty of $1.5 million, and certain shareholders of Choice received $5.7 million in cash and warrants to purchase an additional 918,076 shares at an exercise price of $6.21, which expired on March 31, 2011 and were not exercised. The prepayment penalty of $1.5 million was treated as a period expense in other expense on the Company’s income statement.

On March 1, 2011, in connection with the closing of the acquisition of Choice, the 12,262,500 Subscription Receipts were exchanged for 12,262,500 shares of our common stock. We agreed to use commercially reasonable efforts to file a resale registration statement with the SEC relating to the shares of common stock underlying the Subscription Receipts. If the registration statement was not filed or declared effective within specified time periods, or if the registration statement ceased to be effective for a period of time exceeding certain grace periods, the initial subscribers of Subscription Receipts would be entitled to receive an additional 0.1 share of common stock for each share of common stock underlying Subscription Receipts held by any such initial subscriber at that time. The Company filed a resale registration statement with the SEC relating to the 8,291,920 shares issued to the former shareholders of Choice and the 12,262,500 shares issued in connection with the private placement. The registration statement was effective as of the date of this filing of the Original 10-Q. The registration statement, including post effective amendments to the registration statement, remained effective through April 12, 2012. As a result of not timely filing our Annual Report on Form 10-K for the year ended December 31, 2011, the registration statements relating to shares issued in exchange for the Subscription Receipts is not effective.

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

Acquisitions

During the years ended December 31, 2011, 2010 and 2009, we paid cash of $142.4 million, $4.9 million and $0.8 million, respectively, for acquisitions. Subsequent to December 31, 2011, the Company has acquired four businesses. While the terms, prices, and conditions of each of these acquisitions were negotiated individually, consideration to the sellers typically consists of a combination of cash, common stock and the issuance of convertible promissory notes which may be converted into shares of Swisher Hygiene common stock subject to certain restrictions.

Shareholder Advances

As of the date of the Merger, we had borrowed $21.4 million from Royal Palm Mortgage Group LLC (“Royal Palm”), an affiliate of Mr. Huizenga, pursuant to an unsecured promissory note. The note bore interest at the one month LIBOR plus 2%. Interest accrued on the note was included in accrued expenses and was $0.8 million as of the date of the Merger. These advances plus accrued interest were converted into equity upon completion of the Merger.

In 2010, we borrowed $0.95 million from Royal Palm pursuant to an unsecured promissory note. The note bears interest at the short-term Applicable Federal Rate, matured and was paid upon completion of the Merger.

In addition, during 2010, we borrowed $2.0 million from Royal Palm pursuant to an unsecured promissory note. The note matured on the one year anniversary of the effective time of the Merger. The note bears interest at the short-term Applicable Federal Rate and was paid in November 2012.

In 2009, we borrowed $1.3 million from one of our shareholders pursuant to an unsecured note that bore interest at the short-term Applicable Federal Rate. These funds were used to fund certain acquisitions we made prior to the Merger. The note matured and was paid upon complete of the Merger.

In 2009, Mr. Berrard advanced the Company $0.8 million pursuant to an unsecured promissory note. The advance was repaid in March 2010.

Cash Flows

The following table summarizes cash flows for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
	(In thousands)
Cash used in operating activities	$(16,678)	$(11,520)	$(5,700)
Cash used in investing activities	(155,050)	(14,799)	(4,386)
Cash provided by financing activities	203,304	63,980	11,015

Net increase in cash and cash equivalents	$31,576	$37,661	$929

Operating Activities

Net cash used in operating activities increased $5.2 million or 44.3% to $16.7 million for the year ended December 31, 2011, compared with net cash used in operating activities of $11.5 million for 2010. The net cash used is due to a $7.8 million increase in our net loss, $4.4 million gain on bargain purchase, a $17.6 million change in deferred income tax assets and liabilities, and $4.4 million change in working capital; partially offset by the increase in depreciation of $17.5 million, change in stock based compensation of $4.3 million, fair value on convertible notes increase of $4.4 million, and a provision for doubtful accounts increase of $2.7 million.

Net cash used in operating activities increased $5.8 million or 102.1% to $11.5 million for the year ended December 31, 2010, compared with net cash used in operating activities of $5.7 million for 2009. The increase includes $10.3 million higher loss, net of non-cash items, which as described above includes $5.1 million of merger expenses. This higher year to year loss was partly offset by increased depreciation and amortization of $0.1 million, and improved changes in working capital of $4.9 million.

Investing Activities

Net cash used in investing activities increased $140.2 million to $155.0 million or 947.7% for the year ended December 31, 2011, compared with net cash used in investing activities of $14.8 million for 2010. This increase consists of additional capital expenditures of $12.8 million and a $137.5 million increase in cash paid for acquisitions. These increases in uses of cash for investing activities are offset by an increase of available cash of $10.4 million due to the release of restrictions on restricted cash in support of a convertible promissory note issued in connection with an acquisition in 2010.

Net cash used in investing activities increased $10.4 million to $14.8 million or 237.4% for the year ended December 31, 2010, compared with net cash used in investing activities of $4.4 million for the same period of 2009. This increase is the result an increase in payments received on notes receivable of $0.5 million offset by increased capital expenditures of $1.6 million including $1.2 million of dish machines, dispensers and other service items, an increase of $4.1 million for additional acquisitions and $5.2 million of restricted cash in support of a convertible promissory note issued in connection with an acquisition in 2010.

Financing Activities

Net cash provided by financing activities increased $139.3 million to $203.3 million or 217.8% for the year ended December 31, 2011, compared with net cash provided by financing activities of $64.0 million during 2010. This increase is primarily due to proceeds received from private placements of $191.2 million, net proceeds received from line of credit and equipment financing loans of $15.9 million, $2.1 million payment of shareholder advance in 2010, and proceeds received from the exercise of stock options and warrants of $3.4 million.  These increases in sources of cash for financing activities are offset by $61.9 million in cash received in 2010 associated with a merger, and a $3.4 million increase in principal payments on debt, and $7.9 million of advances from shareholders in 2010.

Net cash provided by financing activities increased $53.0 million to $64.0 or 481% for the year ended December 31, 2010, compared with net cash provided by financing activities of $11.0 million during 2009. This increase is due to cash received in the Merger of $61.9 million, offset by a decrease of $4.8 million of proceeds and distributions to shareholders, and additional principal payments on debt of $2.2 million.

Cash Requirements

Our cash requirements for the next twelve months consist primarily of: (i) capital expenditures associated with dispensing equipment, dish machines and other items in service at customer locations, laundry facility equipment, equipment, vehicles, containers, and software; (ii) financing for acquisitions; (iii) working capital; and (iv) payment of principal and interest on borrowings under our credit facility, equipment financing borrowings, debt and convertible promissory notes issued or assumed in connection with acquisitions, and other notes payable for equipment and software.

As a result of the Private Placements discussed above our cash and cash equivalents increased by $31.6 million and were $70.5 million at December 31, 2011 compared to $38.9 million at December 31, 2010. We expect that our cash on hand and the cash flow provided by operating activities will be sufficient to fund working capital, general corporate needs and planned capital expenditure for the next twelve months. However, there is no assurance that these sources of liquidity will be sufficient to fund our internal growth initiatives or the investments and acquisition activities that we may wish to pursue. If we pursue significant internal growth initiatives or if we wish to acquire additional businesses in transactions that include cash payments as part of the purchase price, we may pursue additional debt or equity sources to finance such transactions and activities, depending on market conditions.

Contractual Obligations

Long term contractual obligations at December 31, 2011 are as follows:

		Less Than			5 or More
	Total	1 Year	1-2 Years	3-4 Years	Years
	(In thousands)
Long-term debt and obligations	$64,072	$14,096	$37,480	$6,114	$6,382
Shareholder loans	2,000	2,000	-	-	-
Operating leases	11,930	3,930	2,953	2,101	2946
Employment contracts	11,522	6,825	4,643	54	-
Interest payments	3,223	1,215	863	543	602
Total long-term contractual
cash obligations	$92,747	$28,066	$45,939	$8,812	$9,930

(1)	Operating leases consist primarily of facility and vehicle leases.

(2)
Interest payments include interest on both fixed and variable rate debt. Rates have been assumed to increase 75 basis points in fiscal 2012, increase 75 basis points in fiscal 2013, increase 100 basis points in fiscal 2014, increase 100 basis points in both fiscal 2015 and 2016 and increase additional 100 basis points in each year thereafter.

Inflation and Changing Prices

Changes in wages, benefits and energy costs have the potential to materially impact our financial results. We believe that we are able to increase prices to counteract the majority of the inflationary effects of increasing costs and to generate sufficient cash flows to maintain our productive capability. During the years ended December 31, 2011 and 2010, we do not believe that inflation has had a material impact on our financial position, results of operations, or cash flows. However, we cannot predict what effect inflation may have on our operations in the future.

Off-Balance Sheet Arrangements

Other than operating leases, there are no significant off-balance sheet financing arrangements or relationships with unconsolidated entities or financial partnerships, which are often referred to as “special purpose entities.” Therefore, there is no exposure to any financing, liquidity, market or credit risk that could arise, had we engaged in such relationships.

In connection with a distribution agreement entered into in December 2010, we provided a guarantee that the distributor’s operating cash flows associated with the agreement would not fall below certain agreed-to minimums, subject to certain pre-defined conditions, over the ten year term of the distribution agreement. If the distributor’s annual operating cash flow does fall below the agreed-to annual minimums, we will reimburse the distributor for any such short fall up to $1.5 million. No value was assigned to the fair value of the guarantee at December 31, 2011 and 2010 based on a probability assessment of the projected cash flows. Management currently does not believe that it is probable that any amounts will be paid under this agreement and thus there is no amount accrued for the guarantee in the Consolidated Financial Statements.

Interest Rate Risk

At December 31, 2011, we had variable rate debt of $25.0 million under our line of credit with an average periodic interest rate on outstanding balances that fluctuates based on LIBOR plus 2.5%  to 4.0% would correspondingly increase or decrease by $0.1 million. This analysis does not consider the effects of any other changes to our capital structure. A 10% change in interest rates would have an immaterial effect on the fair value of our final rate debt.

Fuel

Fuel costs represent a significant operating expense. To date, we have not entered into any contracts or employed any strategies to mitigate our exposure to fuel costs. Historically, we have made limited use of fuel surcharges or delivery fees to help offset rises in fuel costs. Such charges have not been in the past, and we believe will not be going forward, applicable to all customers. Consequently, an increase in fuel costs results in a decrease in our operating margin percentage. At current consumption level, a $0.50 change in the price of fuel changes our fuel costs by $0.7 million on an annual basis.

FORWARD-LOOKING STATEMENTS

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Form 10-K or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include the following:

●	We have a history of significant operating losses and as such our future revenue and operating profitability are uncertain;

●	Matters relating to or arising from our recent restatement could have a material adverse effect on our business, operating results and financial condition;

●	We may fail to maintain our listing on The NASDAQ Stock Market and the Toronto Stock Exchange;

●	We may be harmed if we do not penetrate markets and grow our current business operations;

●	We may require additional capital in the future and no assurance can be given that such capital will be available on terms acceptable to us, or at all;

●	Failure to attract, train, and retain personnel to manage our growth could adversely impact our operating results;

●	We may not be able to properly integrate the operations of acquired businesses and achieve anticipated benefits of cost savings or revenue enhancements;

●	We may incur unexpected costs, expenses, or liabilities relating to undisclosed liabilities of our acquired businesses;

●	We may recognize impairment charges which could adversely affect our results of operations and financial condition;

●	Goodwill and other intangible assets resulting from acquisitions may adversely affect our results of operations;

●	Future issuances of our common stock in connection with acquisitions or pursuant to our stock incentive plan could have a dilutive effect;

●	Future sales of Swisher Hygiene shares by our stockholders could affect the market price of our shares;

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

●
Several members of our senior management team are critical to our business and if these individuals do not remain with us in the future, it could have a material adverse impact on our business, financial condition, results of operations, and cash flows;

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

●	Future changes in laws or renewal enforcement of laws regulating the flow of solid waste in interstate commerce could adversely affect our operating results;

●	If our products are improperly manufactured, packaged, or labeled or become adulterated, those items may need to be recalled;

●	Changes in the types or variety of our service offerings could affect our financial performance;

●	We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business;

●	If we are unable to protect our information and telecommunication systems against disruptions or failures, our operations could be disrupted;

●	Insurance policies may not cover all operating risks and a casualty loss beyond the limits of our coverage could adversely impact our business;

●	Failure to maintain effective internal controls could adversely affect our business and stock price;

●	Our current size and growth strategy could cause our revenue and operating results to fluctuate more than some of our larger, more established competitors or other public companies;

●	Certain stockholders may exert significant influence over any corporate action requiring stockholder approval; and

●	Provisions of Delaware law and our organizational documents may delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risks, including changes in interest rates and fuel prices. We do not use financial instruments for speculative trading purposes and we do not hold derivative financial instruments that could expose us to significant market and commodity risk. We do not currently have any contract with vendors where we have exposure to the underlying commodity prices. In such event, we would consider implementing price increases and pursue cost reduction initiatives; however, we may not be able to pass on these increases in whole or in part to our customers or realize costs savings needed to offset these increases. The discussion does not consider the effects that may have an adverse change on the overall economy, and it also does not consider actions we may take to mitigate our exposure to these changes. We cannot guarantee that the action we take to mitigate these exposures will be successful.

Fuel costs represent a significant operating expense. To date, we have not entered into any contracts or employed any strategies to mitigate our exposure to fuel costs. Historically, we have made limited use of fuel surcharges or delivery fees to help offset rises in fuel costs. Such charges have not been in the past, and we believe will not be going forward, applicable to all customers. Consequently, an increase in fuel costs results in a decrease in our operating margin percentage. At current consumption level, a $0.50 change in the price of fuel changes our fuel costs by approximately $0.7 million on an annual basis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Swisher Hygiene's Consolidated Financial Statements and the Notes thereto, together with the report theron of BDO USA, LLP, dated February 25, 2013, and of Scharf Pera & Co., PLLC, dated November 2, 2010, are filed as part of this report, beginning on page F-1.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2011 because of the deficiencies in our internal control over financial reporting discussed below.

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

●
The effectiveness of our accounting department resulting from the insufficient number of qualified accounting personnel with the required proficiency to apply purchase accounting policies in accordance with Generally Accepted Accounting Principles ("GAAP"), including with respect to acquisitions, the significant number of acquisitions made during the year ended December 31, 2011, and the difficulty of integrating the accounting systems of acquired entities into our internal control system.

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

As set forth below, management has taken or will take steps to remediate each of the control deficiencies identified above. Notwithstanding the control deficiencies described above, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial condition and results of operations as of and for the year ended December 31, 2011.

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

●
We have hired a new CFO, a Director of Financial Planning and Analysis, and a Corporate Controller. We have also hired a Vice President of Internal Audit, a senior level position reporting to the Audit Committee to oversee a newly established Internal Audit Department. The Department has developed and is implementing an internal audit program which will provide an independent risk-based evaluation of the Company's control environment on an ongoing basis. We have also filled other key accounting positions with qualified personnel and will continue to augment our accounting staff as needed.

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

Management and our Audit Committee will continue to monitor these remedial measures and the effectiveness of our internal controls and procedures. Other than as described above, there were no changes in our internal controls over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d) – 15(e) under the Exchange Act), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and, include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2011.  Based upon that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2011 because of the deficiencies in our internal control over financial reporting discussed in Management's Report on Internal Control over Financial Reporting, presented above.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICER AND CORPORATE GOVERNANCE.

Directors

The following persons currently serve as members of our Board of Directors.

Name	Age	Position	Director Since(1)

H. Wayne Huizenga	75	Chairman of the Board	2010
Steven R. Berrard	58	Director	2004
David Braley	71	Director	2010
John Ellis Bush	60	Director	2010
Richard Handley	65	Director	2012
Harris W. Hudson	70	Director	2011
William D. Pruitt	72	Director	2011
David Prussky	55	Director	2010
Michael Serruya	48	Director	2010

__________________
(1)    Except for Messrs. Handley, Hudson and Pruitt, all directors were appointed on November 1, 2010 in connection with the Merger. Mr. Berrard has served as a director of Swisher International since 2004. Mr. Prussky served an initial term as a director of CoolBrands from 1994 to 1998 and rejoined the CoolBrands board of directors in February 2010. Mr. Serruya served as a director of CoolBrands since 1994.

We have set forth below certain information regarding each director, including the specific experience, qualifications, attributes, or skills that contributed to the Board’s conclusion that such person should serve as a director.

H. Wayne Huizenga
Chairman of the Board

Mr. Huizenga has served as Chairman of the Board of Swisher Hygiene since November 2010.  Mr. Huizenga has been an investor in and stockholder of Swisher International, which we acquired in the Merger, since 2004. Over his career, he has also served as an executive officer and director of several public and private companies. Mr. Huizenga co-founded Waste Management, Inc. in 1971, which he helped build into the world’s largest integrated solid waste services company. Mr. Huizenga has served as Vice Chairman of Viacom Inc. and also served as Chairman and Chief Executive Officer of Blockbuster Entertainment Group, a division of Viacom, which he helped to grow from a small retail chain into the world’s largest video store operator. Mr. Huizenga has served as Chairman and Chief Executive Officer of Boca Resorts, Inc. until its acquisition by The Blackstone Group, as well as AutoNation, Inc., a leading North American automotive retail company. He has also served as Chairman of Republic Services, Inc. and Extended Stay America, Inc.

Mr. Huizenga is an experienced former executive officer and director of public companies with the skills necessary to serve as Chairman of the Board. Over his career, Mr. Huizenga has founded and developed multiple companies into industry leaders. As a member of the board of directors of several public companies, Mr. Huizenga has developed knowledge and experience leading public companies from the early stages of development to industry leaders in various service industries. Mr. Huizenga also provides substantial management experience gained from his years as an executive officer of Waste Management, Inc., Blockbuster Entertainment Group, AutoNation, Inc., and Boca Resorts, Inc.

Steven R. Berrard
Director

Mr. Berrard has served as a director of Swisher Hygiene since November 2010. Mr. Berrard served as the President and Chief Executive Officer of Swisher Hygiene from November 2010 to August 17, 2012. Mr. Berrard served as Chief Executive Officer and a director of Swisher International since 2004 until the Merger. Mr. Berrard is currently a director and Audit and Compensation Committee member of Walter Investment Management Corp., and director of Pivotal Fitness. Mr. Berrard served as the Managing Partner of private equity fund New River Capital Partners, which he co-founded in 1997, from 1997 to 2011. Throughout most of the 1980’s, Mr. Berrard served as President of Huizenga Holdings, Inc. as well as in various positions with subsidiaries of Huizenga Holdings. He has served as Chief Executive Officer of Blockbuster Entertainment Group (a division of Viacom, Inc.), Chief Executive Officer and Chairman of Jamba, Inc. (parent company of Jamba Juice Company), and co-founded and served as co-Chief Executive Officer of retail automotive industry leader AutoNation, Inc. Mr. Berrard has served as a director of numerous public and private companies including Viacom, Inc., AutoNation, Inc., Boca Resorts, Inc., Birmingham Steel Inc., Blockbuster Entertainment Group, Republic Industries Inc. and HealthSouth Corp.

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

Senator David Braley
Director

Senator Braley has served as a director of Swisher Hygiene since November 2010. Senator Braley was appointed to the Canadian Senate in May 2010. He is a highly respected Canadian entrepreneur with numerous business interests including real estate development, and has extensive experience leading both private operations and sports franchises. Senator Braley has been the owner and president of Orlick Industries Limited, an automotive die cast and machining organization, since 1969 and is the owner of the B.C. Lions and the Toronto Argonauts of the Canadian Football League (CFL). Senator Braley was formerly Chairman of the Board of Governors and Interim Commissioner of the CFL and was founding Chairman of the Hamilton Entertainment and Convention Facilities Inc., operator of several venues in the city of Hamilton, Ontario.

Senator Braley brings to the Board his experience leading a private machining organization and multiple sports franchises. As the owner and President of Orlick Industries Limited, Senator Braley has experience and knowledge of financial, operational, and managerial issues faced by private companies. As an owner of two franchises of the Canadian Football League and as a member of the Board of Governors, Senator Braley has knowledge and skills regarding franchise matters.

John Ellis (Jeb) Bush
Director

Governor Bush has served as a director of Swisher Hygiene since November 2010. Governor Bush is currently President and Chief Executive Officer of the consulting firm Jeb Bush and Associates and has served in that role since June 2007. Governor Bush served as the Governor and Secretary of Commerce of the State of Florida from January 2000 to January 2007. He is an experienced director of public companies, currently serving as a director of Rayonier Inc. and Tenet Healthcare Corporation.  Governor Bush also established and serves as Chairman of both the Foundation for Excellence in Education, a not-for-profit charitable organization, and The Foundation for Florida’s Future, a not-for-profit public policy organization.

Governor Bush is an experienced director of public companies with the skills necessary to serve as a director.  As a member of the board of directors of public companies and former Governor of the State of Florida, Governor Bush has developed knowledge and experience of financial, operational and managerial matters.

Richard L. Handley
Director

Mr. Handley has served as a director of Swisher Hygiene since December 2012.  Mr. Handley served as a director of Swisher International Inc. from 2004 to 2010.   Mr. Handley has served as the Senior Vice President, Secretary and General Counsel of Huizenga Holdings Inc. since May 1997.  From May 1997 to December 2004, Mr. Handley served as Senior Vice President, Secretary, and General Counsel of Boca Resorts, Inc. From October 1995 to May 1997, Mr. Handley served as Senior Vice President and General Counsel of AutoNation Inc. and its predecessor, Republic Industries Inc.  Mr. Handley served as a director of Services Acquisition Corp. International from June 2006 to November 2006.  Mr. Handley earned a BA from the University of California, Berkeley, a JD from the University of Utah College of Law, and an LLM from Georgetown University.

Mr. Handley is an experienced officer and director of public companies with the skills necessary to serve as a director.  As an executive officer and member of the board of directors of public and private companies, Mr. Handley has developed knowledge and experience of financial, operational and managerial matters.  He has helped build numerous public and private entities from the early stages to significant operating entities.

Harris W. Hudson
Director

Mr. Hudson has served as a director of Swisher Hygiene since January 2011. Mr. Hudson is currently chairman and owner of Hudson Capital Group, an investment company located in Fort Lauderdale, Florida founded by Mr. Hudson in 1997. Mr. Hudson most recently served as Vice Chairman, Secretary and a director of Republic Services Inc. from 1995 to 2008. Prior to that period, he served in various executive roles from 1995 to 1998 with Republic Service Inc.’s former parent company (then known as Republic Waste Industries, Inc.), including as Chairman of its Solid Waste Group and its President. From 1983 to 1995, Mr. Hudson was Chairman, CEO and President of Hudson Management Corporation, a solid waste collection company that he founded and later merged with Republic Waste Industries. Mr. Hudson also served as Vice President of Waste Management of Florida, Inc. and its predecessor from 1964 until 1982.

Mr. Hudson is an experienced public company officer and director. As a result of his experiences, Mr. Hudson has a thorough knowledge and understanding of financial, operational, compensatory and other issues faced by a public company.

William D. Pruitt
Director

Mr. Pruitt has served as a director of Swisher Hygiene since January 2011. Mr. Pruitt has served as general manager of Pruitt Enterprises, LP. and president of Pruitt Ventures, Inc. since 2000. Mr. Pruitt has been an independent board member of the MAKO Surgical Corp., a developer of robots for knee and hip surgery, since 2008, and is a member of the MAKO audit committee. Mr. Pruitt served as an independent board member of The PBSJ Corporation, an international professional services firm, from 2005 to 2010. Mr. Pruitt served as chairman of the audit committee of KOS Pharmaceuticals, Inc., a fully integrated specialty pharmaceutical company, from 2004 until its sale in 2006. He was also chairman of the audit committee for Adjoined Consulting, Inc., a full-service management consulting firm, from 2000 until it was merged into Kanbay International, a global consulting firm, in 2006. From 1980 to 1999, Mr. Pruitt served as the managing partner for the Florida, Caribbean and Venezuela operations of the independent auditing firm of Arthur Andersen LLP. Mr. Pruitt holds a Bachelor of Business Administration from the University of Miami and is a Certified Public Accountant (inactive).

Mr. Pruitt is an experienced director of public companies with the skills necessary to serve as a director. Mr. Pruitt also has extensive experience in financial matters as a certified public accountant and as a former managing partner of an accounting firm.

David Prussky
Director

Mr. Prussky was a director and Chair of the Audit Committee of CoolBrands. He was an original director of the predecessor to CoolBrands, Yogen Früz World-Wide Inc. Mr. Prussky has served as an investment banker for Patica Securities Limited since August 2002. Mr. Prussky has served as director of numerous public and private companies over the past 16 years, including Carfinco Income Fund, Canada’s largest public specialty auto finance business, and Lonestar West Inc. Mr. Prussky is also a director of exempt market dealer Patica Securities Limited which specializes in financing junior growth and mid-market businesses, and acts as a director or adviser to several private companies, having helped many grow from early-stage to significant operating entities.

Mr. Prussky is an experienced director of public companies with the skills necessary to serve as a director. He has helped build numerous public and private entities from the early stages to significant operating entities.

Michael Serruya
Director

Mr. Serruya is an experienced director and executive officer of public companies. He is co-founder, past Chairman, President, Chief Executive Officer and director of CoolBrands. Mr. Serruya served as Co-President and Co-Chief Executive Officer of CoolBrands from 1994 to 2000, as Co-Chairman of CoolBrands in 2005, as President and Chief Executive Officer of CoolBrands from 2006 until the Merger in November 2010. Mr. Serruya served as a director of CoolBrands since 1994 until the Merger in November 2010. Mr. Serruya was also President, Chief Executive Officer and Chairman of CoolBrands’ predecessor, Yogen Früz World-Wide Inc. He is also director of Jamba, Inc. (owner of Jamba Juice Company) and a director and member of the Audit Committee of Response Genetics, Inc.

Mr. Serruya is an experienced executive officer and director of public companies with the skills necessary to serve as a director. Mr. Serruya has experience leading a franchise organization. He combines that franchise experience with licensing and consumer products expertise.

Executive Officers

Our current executive officers and biographical information regarding them are set forth below.

Name	Position	Age

Thomas Byrne	President and Chief Executive Officer	50
William Nanovsky	Senior Vice President and Chief Financial Officer	64
Thomas Aucamp	Executive Vice President and Secretary	46

As of December 31, 2011, our executive officers were Steven R. Berrard, President and Chief Executive Officer, Michael Kipp, Senior Vice President and Chief Financial Officer, Hugh H. Cooper, Senior Vice President and Treasurer, Thomas Aucamp, Executive Vice President and Secretary, and Thomas C. Byrne, Executive Vice President.  Effective May 17, 2012, the Company announced that the Board of Directors, based on the recommendation of the Audit Committee, determined that Michael Kipp, the Company's Senior Vice President and Chief Financial Officer, be separated from the Company.  On June 6, 2012, the Board appointed Brian Krass as the Senior Vice President and Chief Financial Officer of the Company.  Effective August 17, 2012, Steven R. Berrard resigned as President and Chief Executive Officer of the Company.  Mr. Berrard continues to serve as a member of the Company's Board of Directors.  On August 19, 2012, the Board of Directors appointed Thomas C. Byrne as Interim President and Chief Executive Officer of the Company.  On September 21, 2012, Mr. Krass resigned as Senior Vice President and Chief Financial Officer of the Company.  On September 27, 2012, the Board appointed William T. Nanovsky as Interim Senior Vice President and Chief Financial Officer of the Company, effective September 24, 2012.  Effective November 9, 2012, Hugh Cooper resigned from the Company. On February 18, 2013, the Board removed the "interim" label from the titles of both Messrs. Byrne and Nanovsky.

Thomas Byrne
President and Chief Executive Officer

Mr. Byrne has served as President and Chief Executive Officer since February 18, 2013, and previously served as Interim President and Chief Executive Officer from August 19, 2012 to February 18, 2013. Prior to that time, Mr. Byrne served as Executive Vice President since November 2010.  Mr. Byrne served as Executive Vice President of Swisher International since 2004 and as a director of Swisher International from 2004 until the Merger. He has served as a director of numerous public and private companies and brings experience in public equity investment and accounting to Swisher. Mr. Byrne is a director of Certilearn, Inc., ITC Learning, Pivotal Fitness and the Private Equity Committee of the University of Florida Foundation, and has also served as a director of Jamba, Inc. Previously, Mr. Byrne was Administrative Partner of New River Capital Partners, a private equity fund, which he co-founded in 1997, Vice Chairman of Blockbuster Entertainment Group (a division of Viacom, Inc.) and was also President of the Viacom Retail Group. Additionally, from 1984 to 1988 Mr. Byrne was employed by KPMG Peat Marwick.

William Nanovsky
Senior Vice President and Chief Financial Officer

Mr. Nanovsky has served as Senior Vice President and Chief Financial Officer since February 18, 2013 and previously served as Interim Senior Vice President and Chief Financial Officer from September 24, 2013 to February 18, 2013.  Mr. Nanovsky has over 25 years of experience as a financial executive in environments ranging from emerging growth entities to public companies with annual revenue of more than $20 billion. Since September 2011, he has been a founding Partner of The SCA Group, LLC (“SCA”), which provides C-level services including regulatory solutions, restructuring and interim management to their clients. Before SCA, from May 1998 to September 2011, Mr. Nanovsky was a Partner of Tatum, LLC, and served on Tatum’s Board of Managers from 2003 through 2007. At Tatum, he served as Chief Financial Officer of Specialty Foods Group, Inc., an international manufacturer and marketer of premium-branded, private-label and food service processed meat products. While at Tatum, Mr. Nanovsky also served as Chief Accounting Officer of a $3 billion publicly-traded provider of wireless telephone service to 5.5 million customers through 189 majority-owned subsidiaries. Additionally, while at Tatum, Mr. Nanovsky served at AutoNation, Inc., a $20 billion automotive retailer, developing the integration and reporting processes for more than 370 franchises preparing for SOX compliance.  Prior to Tatum, Mr. Nanovsky served as Chief Financial Officer, Senior Vice President and member of the Board of Directors of Seneca Foods Corporation, a Fortune 500 international food processor and distributor. All of Mr. Nanovsky’s professional effort and focus will be concentrated on Swisher Hygiene; however, he will remain a Partner of The SCA Group.

Thomas Aucamp
Executive Vice President and Secretary

Mr. Aucamp has served as Executive Vice President and Secretary since November 2010.  Prior to that time, Mr. Aucamp served as Executive Vice President of Swisher International since 2006. He brings public equity, business development and management experience to Swisher. Mr. Aucamp is also a Partner of New River Capital Partners, a private equity fund, which he co-founded in 1997. Mr. Aucamp was a founder, Vice President, and on the board of directors of Services Acquisition Corp. International from its initial public offering in 2005 through its merger with Jamba Juice, Inc. in 2006. Previously, Mr. Aucamp was Vice President of Corporate Development and Strategic Planning for Blockbuster Entertainment Group and prior to joining Blockbuster in 1995, he was in the mergers and acquisitions department of W.R. Grace & Co., Inc.

Audit Committee And Audit Committee Financial Expert

The purpose of the Audit Committee is to oversee our accounting and financial reporting processes, our internal systems of control and audits of our consolidated financial statements; oversee our relationship with our independent auditors, including appointing or changing our auditors and ensuring their independence; and provide oversight regarding significant financial matters, including our tax planning, treasury policies, currency exposures, dividends and share issuance and repurchases. The Audit Committee currently consists of three directors, William D. Pruitt, Chairman, Senator David Braley and David Prussky.  The Board has determined that the Audit Committee members have the requisite independence and other qualifications for audit committee membership under applicable rules under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), NASDAQ rules, and Canadian securities laws. The Board also has determined that Mr. Pruitt is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K under the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors, executive officers, and persons who beneficially own 10% or more of our stock file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our stock and our other equity securities. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2011, our directors, executive officers, and greater than 10% beneficial owners complied with all such applicable filing requirements, except the untimely filing of the following: (1) one Form 4 report with respect to three transactions on behalf of Ramon Rodriguez, (ii) one Form 4 report with respect to one transaction on behalf of David Prussky, (iii) one Form 4 report with respect to one transaction on behalf of David Braley, and (iv) one Form 4 report with respect to four transactions on behalf of James O'Connor.

Code of Conduct and Ethics

In order to clearly set forth our commitment to conduct our operations in accordance with our high standards of business ethics and applicable laws and regulations, the Board also adopted a Code of Business Conduct and Ethics (“Code of Ethics”), which is applicable to all directors, officers and employees. A copy of the Code of Ethics are available on our corporate website at www.swisherhygiene.com. You also may obtain a printed copy of the Code of Ethics by sending a written request to: Investor Relations, Swisher Hygiene Inc., 4725 Piedmont Row Drive, Suite 400, Charlotte, North Carolina 28210.  We intend to post amendments to or waivers from our Code of Ethics (to the extent applicable to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer or controller, or persons performing similar functions) on our website. Our website is not part of this report.

ITEM 11.  EXECUTIVE COMPENSATION.

Compensation Discussion And Analysis

Overview

This discussion and analysis describes the material elements of compensation awarded to, earned by, or paid to the named executive officers of Swisher during 2011.  Throughout this analysis, we refer to the individuals who served as our Chief Executive Officer and Chief Financial Officer, as well as the other individuals included in the Summary Compensation Table as the “named executive officers.”

The Compensation Committee (the "Committee") of our Board of Directors (the "Board") is responsible for the oversight, implementation, and administration of all of the executive compensation plans and programs after the Merger.  Before we completed the Merger, we did not have an established compensation committee, and all compensation decisions were made by our Chief Executive Officer. After the Merger, the Board established the Committee comprised of Messrs. James E. O’Connor (Chairman), Ramon A. Rodriguez, and John Ellis Bush. On January 28, 2011, Messrs. O’Connor and Rodriguez resigned as directors of the Company and members of the Committee. On January 28, 2011, Harris W. Hudson and William D. Pruitt were appointed directors of the Company and members of the Committee. Mr. Hudson currently serves as the Chairman of the Committee.

Our Board recognizes the fundamental interest our stockholders have in the compensation of our executive officers. At the 2011 Annual Meeting, our stockholders approved, on an advisory basis, the compensation of our named executive officers. Based upon the results of their advisory vote and a review of our 2011 compensation policies, we believe that our 2011 compensation policies and decisions are consistent with the compensation philosophy and objectives discussed below and adequately align the interests of our named executive officers with the long term goals of the Company.  In August 2011, the Committee hired Pearl Meyer & Partners ("Pearl Meyer"), a compensation consultant, to review our compensation philosophy and provide the Committee guidance as it prepared for the 2012 compensation season.

Compensation Policies and Practices for 2011

The core objectives of our compensation programs for 2011 were to secure and retain the services of high quality executives and to provide compensation to our executives that is commensurate and aligned with our performance and advances both short and long-term interests of ours and our stockholders. We seek to achieve these objectives through three principal compensation programs: (1) a base salary, (2) long-term equity incentives, and (3) an annual cash incentive bonus. Base salaries are designed primarily to attract and retain talented executives. Grants of equity awards are designed to provide a strong incentive for achieving long-term results by aligning the interests of our executives with those of our stockholders, while at the same time encouraging our executives to remain with the company. Annual cash incentives are designed to motivate and reward the achievement of selected financial goals, generally tied to profitability. The Committee believes that our compensation programs for the named executive officers are appropriately based upon our performance and the performance and level of responsibility of the executive officer. In addition, the risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on the Company.

Named Executive Officer Compensation Components for 2011

For 2011, base salary, long-term equity incentive compensation, and an annual cash incentive bonus opportunity were the principal components of compensation for the named executive officers. In determining compensation for 2011, the Committee reviewed the compensation programs of other companies in our industry for informational purposes. However, the Committee did not use this information as a reference point, either wholly or in part, to base, justify, or provide a framework for its compensation decisions and the Committee did not engage in benchmarking.

Base Salary

A significant portion of total compensation for 2011 was comprised of base salary, which enables us to attract and retain talented executive management through the payment of reasonable current income. On November 2, 2010, the Committee approved, based on the recommendation of Mr. Berrard, the 2011 compensation for our named executive officers other than Mr. Berrard, and determined and approved 2011 compensation for Mr. Berrard. Mr. Berrard reviewed the performance of each of the named executive officers (other than himself) and the compensation paid to those individuals during the past fiscal year, and made recommendations to the Committee regarding the compensation to be paid to those individuals during 2011. When determining base salary for 2011, the Committee did not use any specific formula, factors, or particular criteria that must be met by each named executive officer and did not assign any relative weight to any factors or criteria it considered. Rather, the Committee relied on its own business experience, judgment, and discretion by considering all factors it deemed relevant. Specifically, in determining base salaries for 2011, the Committee considered the experience, skills, knowledge, and responsibilities of each named executive officers in his respective role.

For 2011, the Committee increased Mr. Berrard’s salary after considering his responsibilities as a chief executive officer of a public company with a significant growth strategy, Mr. Berrard’s prior contributions to the company for which he had not received commensurate compensation and Mr. Berrard’s expected future contributions in guiding the company and its growth strategy. For 2011, base salaries were $500,000 for Mr. Berrard, $220,000 for Mr. Kipp, $200,000 for Mr. Cooper, $230,000 for Mr. Byrne, and $220,000 for Mr. Aucamp.

Long-Term Equity Incentive Compensation

Under the Swisher Hygiene Inc. 2010 Stock Incentive Plan ("Incentive Plan"), the Committee granted equity awards to our named executive officers on November 2, 2010 as follows:

Name	Restricted Stock Units	Stock Options

Steve Berrard	251,196	107,656
Michael Kipp	66,986	28,708
Hugh Cooper	122,500	52,500
Thomas Byrne	115,550	49,522
Thomas Aucamp	110,526	47,368

These awards are indicated in the Summary Compensation Table and other tables, as applicable, for 2010.  No equity awards were granted to our named executive officers during 2011.  The options vest in four equal annual installments beginning on the first anniversary of the grant date.  The options are exercisable at $4.18 per share.  The restricted stock units awarded vest in four equal installments on December 2, 2011, November 2, 2012, November 2, 2013, and November 2, 2014.  Each restricted stock unit represents the right to receive one share of common stock upon vesting.

The Committee’s grant of equity awards to the named executive officers was entirely discretionary, subject to limitations set by the Incentive Plan. Decisions by the Committee regarding grants of equity awards to the named executive officers (other than the Chief Executive Officer) were made based upon the recommendation of the Chief Executive Officer, and included the consideration of the executive officer’s current position with us, and the executive officer’s past and expected future performance. The Committee did not use any specific factors, or particular criteria that was to be met by each executive officer and did not assign any relative weight to any factors or criteria it considered when granting equity awards. Rather, the Committee exercised its judgment and discretion by considering all factors that it deemed relevant at the time of the grants. In determining grants of equity awards on November 2, 2010, the Committee considered (i) the executive officer’s service to the Company during the months before and after the Merger, (ii) each executive officer’s position with the Company, and (iii) each executive officer’s past and expected future performance. Moreover, these factors were not quantified or given any particular weighting in determining grants of equity awards. Rather, the Committee relied on its own business experience and judgment in determining the grants.

After reviewing the factors set forth above, the Committee determined the amounts of grants to be awarded based on the Committee’s view of the relative responsibility of each executive officer’s position with the Company. The Company’s Chief Executive Officer and Executive Vice Presidents received grants of equity awards valuing three times their 2011 annual base salary, as the Committee viewed these grants as appropriate based on each of the executive officers’ position and contribution to the Company.  Mr. Cooper, our former Chief Financial Officer, received grants of equity awards valuing two times his 2011 annual base salary and an additional grant of equity awards to compensate him for his significant service to the Company during the months before and after the Merger.  Mr. Kipp, our former Chief Financial Officer, received grants of equity awards valuing $400,000, based on our closing per share stock price at November 2, 2010 of $4.18.  Mr. Kipp served as a consultant to Swisher Hygiene and as our Vice President and Chief Accounting Officer on November 2, 2010, the grant date of the equity awards.

Annual Cash Incentive Bonus

On February 10, 2011, the Committee approved 2011 annual cash incentive bonus targets as a percentage of annual base salaries for each of the named executive officers as follows: Mr. Berrard — 60%; Mr. Kipp — 40%; Mr. Cooper—40%; Mr. Byrne — 50%; Mr. Aucamp — 50%. The payment of such bonuses was based solely on the Company achieving its budgeted adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) for the fiscal year ending December 31, 2011 ("Budgeted Adjusted EBITDA").  To receive a threshold payment, the Company must achieve an Adjusted EBITDA of at least 80% of its Budgeted Adjusted EBITDA and the named executive officers would receive a cash bonus of 50% of their target bonus.  To receive a maximum payment, the Company must achieve an adjusted EBITDA at 140% of its Budgeted Adjusted EBITDA and the named executive officers would receive a cash bonus of 200% of their target bonus.  Bonus payments for the achievement between 80%-100% and 100%-140% of Budgeted Adjusted EBITDA are interpolated.  The Grants of Plan Based Awards Table reflects the 2011 threshold, target and maximum potential cash bonus payments.  The Company did not meet its Budgeted Adjusted EBITDA for 2011 and as a result payments were not made to the named executive officers pursuant to the terms of the incentive plan described above.

The named executive officers also received additional compensation in the form of vacation, medical, 401(k), and other benefits generally available to all of our full time employees.

Compensation Policies and Practices for 2012

Following the Committee's review of the qualifications of several compensation consultants, the Committee engaged the services of Pearl Meyer, an independent compensation consultant, in August 2011 to review our compensation philosophy.  The engagement of Pearl Meyer by the Committee in fiscal 2011 did not raise any conflicts of interests since Pearl Meyer has not provided any additional services to the Company.

In connection with Pearl Meyer's review, it established the following peer group:  Rollins, Inc., Unifirst Corporation, Viad Corp.  G&K Services, Inc., Healthcare Services Group, Inc., Standard Parking Corporation, Metalico, Inc., Team, Inc., Casella Waste Systems, Inc., Schawk, Inc., Industrial Services America, Inc., McGrath Rentcorp, EnerNOC Inc., TRC Companies, Inc., and WCA Waste Corporation.  The Committee used the data from the review of the peer group to obtain a general understanding of the current compensation practices in similarly sized companies in our business segments and to ensure that the Committee was acting in an informed and responsible manner to make sure the Company’s compensation program was competitive. The Committee viewed this data as one factor in assisting its compensation decisions, but did not use this data as a reference point, either wholly or in part, to base, justify or provide a framework for its compensation decisions. To date, the Committee has not revised the compensation paid to the Company's executive officers as described above, except that in connection with the appointment of William Nanovsky as the Company's Interim Senior Vice President and Chief Financial Officer, effective September 24, 2012, the Company entered into an Interim Services Agreement with SCA Group, LLC pursuant to which SCA Group agreed to provide the Company with the services of Mr. Nanovsky as the Company’s Interim Senior Vice President and Chief Financial Officer for consideration of up to $50,000 per month.

Internal Revenue Code Limits on Deductibility of Compensation

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public corporations for compensation over $1,000,000 paid for any fiscal year to the corporation’s chief executive officer and four other most highly compensated executive officers as of the end of any fiscal year. However, the statute exempts qualifying performance-based compensation from the deduction limit if certain requirements are met.

The Committee believes that it is generally in our best interest to attempt to structure performance-based compensation, including stock option grants and annual bonuses, to the named executive officers, each of whom are subject to Section 162(m), in a manner that satisfies the statute’s requirements for full tax deductibility for the compensation. However, the Committee also recognizes the need to retain flexibility to make compensation decisions that may not meet Section 162(m) standards when necessary to enable us to meet our overall objectives, even if we may not deduct all of the compensation.  However, because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) and the regulations issued thereunder, no assurance can be given, notwithstanding our efforts, that compensation intended by us to satisfy the requirements for deductibility under Section 162(m) will in fact do so.

Compensation Committee Report

The following statement made by our Compensation Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate such statement by reference.

The Compensation Committee of the Company has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and, based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Compensation Committee: Harris W. Hudson, Chair John Ellis Bush William M. Pruitt

Summary Compensation Table

The following table sets forth certain summary information concerning compensation earned by, and paid to, the named executive officers for 2011, 2010 and 2009.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)(2)	Option Awards (1)(2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation (3)		Total

Steven R. Berrard	2011	$500,000	-	-	-	-	-	-		$500,000
President and Chief	2010	$192,308	-	$1,049,999	$153,098	-	-	-		$1,395,405
Executive Officer	2009	-	-	-	-	-	-	-		-

Michael Kipp	2011	$169,231	-	-	-	-	-	66,222	(4)	$235,453
Senior Vice President	2010	-	-	-	-	-	-	-		-
and Chief Financial Officer (5)	2009	-	-	-	-	-	-	-		-

Hugh H. Cooper	2011	$200,000	-	-	-	-	-	-		$200,000
Senior Vice President	2010	$200,000	-	$512,050	$74,660	-	-	-		$786,710
and Treasurer (6)	2009	$207,692	-	-	-	-	$154	-		$207,846

Thomas Aucamp	2011	$220,000	-	-	-	-	-	-		$220,000
Executive Vice	2010	$203,077	-	$461,999	$67,362	-	-	-		$732,438
President and Secretary	2009	$207,692	-	-	-	-	-	-		$207,692

Thomas Byrne	2011	$230,000	-	-	-	-	-	-		$230,000
Executive Vice	2010	$204,615	-	$482,999	$79,425	-	-	-		$767,039
President	2009	$207,692	-	-	-	-	$615	-		$208,307

(1)
Represents restricted stock units and stock options granted under the Stock Incentive Plan on November 2, 2010.  On May 5, 2011, the Stock Incentive Plan was approved and these grants were ratified at the 2011 Annual Meeting.

(2)
This reflects the aggregate grant date fair value computed in accordance with ASC 718. In determining the grant date fair value for restricted stock units, the Company used $4.18, the closing price of the Company’s common stock on the grant date. In determining the grant date fair value for stock options, the Company used the Black-Scholes option pricing model, and took into account the $4.18 closing price of the Company’s common stock on the grant date, the $4.18 exercise price, the 6.25 year assumed period over which the options will be outstanding, a 30.7% volatility rate, and a 1.87% risk free rate.

(3)	No named executive officer received other compensation that exceeded $10,000 during 2011, 2010 and 2009, other than Mr. Kipp.

(4)	Represents consulting fees paid to Mr. Kipp during 2011 prior to his appointment as Senior Vice President and Chief Financial Officer on May 5, 2011.

(5)	Mr. Kipp was appointed Senior Vice President and Chief Financial Officer on May 5, 2011.

(6)	Mr. Cooper served as Chief Financial Officer from November 1, 2010 until May 5, 2011. Following May 5, 2011, Mr. Cooper served as our Senior Vice President and Treasurer.

Grants Of Plan-Based Awards - Fiscal 2011

The following table sets forth certain information concerning grants of awards to the named executive officers in the fiscal year ended December 31, 2011.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)(Sh)	Grant Date Fair Value of Stock
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum

Steven R. Berrard	-	$150,000	$300,000	$600,000	-	-	-	-	-	-	-
Michael Kipp	-	$44,000	$88,000	$176,000				-	-	-	-
Hugh H. Cooper	-	$40,000	$80,000	$160,000	-	-	-	-	-	-	-
Thomas Aucamp	-	$55,000	$110,000	$220,000	-	-	-	-	-	-	-
Thomas Byrne	-	$57,500	$115,000	$230,000	-	-	-	-	-	-	-
______________
(1)	The Company did not meet its Budgeted Adjusted EBITDA for 2011 and as a result payments were not made to the named executive officers.

Outstanding Equity Awards At Fiscal Year-End - 2011

The following table sets forth certain information regarding equity-based awards held by the named executive officers as of December 31, 2011.

	Option Awards(1)				Stock Awards(2)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Steven R. Berrard	26,914	80,742	$4.18	11/02/2020	188,397	$704,605	-	-
Michael Kipp	7,177	21,531	$4.18	11/02/2020	50,239	187,894	-	-
Hugh H. Cooper	13,125	39,375	$4.18	11/02/2020	91,875	343,613	-	-
Thomas Aucamp	11,842	35,526	$4.18	11/02/2020	82,894	310,024	-	-
Thomas Byrne	12,381	37,141	$4.18	11/02/2020	86,662	324,116	-	-
______________
(1)	Represents stock options granted under the Stock Incentive Plan, which vest in four equal annual installments on November 2, 2011, November 2, 2012, November 2, 2013 and November 2, 2014.

(2)
Represents restricted stock units granted under the Stock Incentive Plan, which vest in four equal annual installments on December 2, 2011, November 2, 2012, November 2, 2013 and November 2, 2014. Each restricted stock unit represents the right to receive one share of common stock upon vesting.

(3)	Determined by multiplying the closing price of the Company’s common stock on December 30, 2011 or $3.74 by the number of shares of common stock underlying the restricted stock units.

Option Exercises and Stock Vested - Fiscal 2011

The following table provides information concerning exercises of stock options and vesting of restricted stock units held by the named executive officers during 2011.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Name	(#)	($)	(#)(1)	($)(2)

Steven R. Berrard	-	-	62,799	$236,752
Michael Kipp	-	-	16,747	$63,136
Hugh H. Cooper	-	-	30,625	$115,456
Thomas Aucamp	-	-	27,632	$104,172
Thomas Byrne	-	-	28,888	$108,908
_________
(1)	Represents restricted stock units that vested on December 2, 2011.

(2)	Computed by multiplying the number of shares of common stock by the market value of the underlying shares on the vesting date, December 2, 2011.

Potential Payments Upon Termination Or Change-In-Control

During 2011, the named executive officers did not have employment agreements with us and were all employed on an “at will” basis, except for Mr. Kipp. During 2011, we did not have arrangements with any of our named executive officers providing for additional benefits or payments in connection with a termination of employment, change in job responsibility, or a change-in-control, except for Mr. Kipp.

On May 10, 2011 (the “Effective Date”), the Company and Mr. Kipp entered into an employment agreement providing for his service as the Company’s Senior Vice President and Chief Financial Officer (the “Agreement”). The Agreement expired 24 months from the Effective Date and provided for an annual base salary of $220,000, which may be reviewed annually and adjusted by the Compensation Committee or the Chief Executive Officer, as appropriate. During the term of the Agreement, Mr. Kipp was eligible to participate in the Company’s Stock Incentive Plan and Performance Incentive Plan.  Mr. Kipp was also eligible to participate in the Company’s health plan and 401(k) plan and to receive such other benefits as are available to our employees of comparable rank.

Under the terms of the Agreement, Mr. Kipp could have been terminated by the Company with or without “Cause” (as such term is defined in below), with such termination being effective upon written notice from the Company. If Mr. Kipp was terminated for Cause, he or his legal representatives would have been entitled to receive that portion of his unpaid salary prorated through the date of termination, and the Company shall have no further obligations to Mr. Kipp under the Agreement. In particular, upon termination for Cause, the Company shall have no obligation to pay Employee any unpaid awards under the Company’s Performance Incentive Plan or other bonus plan of the Company in which Mr. Kipp then participates that has not become due or payable at the time of the termination and any unvested or unexercised equity awards under the Stock Incentive Plan or any other Company equity plan will immediately be cancelled, except as required by law or any applicable plan. Mr. Kipp’s resignation (other than in connection with a Change in Control as described below) or any other termination of employment by Mr. Kipp, either expressly or by abandonment, was considered a termination for Cause.

If Mr. Kipp was terminated by the Company without Cause, he would have been entitled to receive (i) continued payment of his salary for a period of twelve (12) months following the date of termination or through the end of the term of the agreement, whichever is greater, or for a period of fifteen months (or through the end of the term of the agreement, whichever is greater) if at such time Mr. Kipp is a full-time resident of Mecklenburg County, North Carolina, or any of the bordering counties and (ii) any unpaid bonus then due and payable to Mr. Kipp pursuant to the terms of the Performance Incentive Plan or any other bonus plan of the Company in which Mr. Kipp participates.

Upon certain Change in Control events (as defined below), if Mr. Kipp is not appointed to a position of comparable title and duties, other than as a result of Mr. Kipp’s rejecting any such offer, then, upon 60 days written notice to the Company, and Company’s failure to so appoint Mr. Kipp to a position of comparable title and duties within 30 days of such notice, Mr. Kipp would be entitled to receive either: (i) the full amount of his compensation through the end of the term or (ii) the full amount of his compensation for a period of eighteen (18) months, whichever is greater, plus accrued and unused vacation time, provided he resigns within 30 days after the Company’s failure to cure.

In connection with the Agreement, Cause means termination because of (i) the employee’s breach of any of the employee’s covenants contained in the Agreement or breach of any representation or warranty in the Agreement, (ii) the employee’s failure or refusal to perform any of the duties or responsibilities required to be performed by the employee, (iii) the employee’s gross negligence or willful misconduct in the performance of the employee’s duties hereunder, (iv) the employee’s commission of an act of dishonesty affecting the Company or the commission of an act constituting common law fraud or a felony, (v) the employee’s commission of an act (other than the good faith exercise of the employee’s business judgment in the exercise of the employee’s responsibilities) resulting in any damages to the Company, (vi) the employee’s death or (vii) the employee’s inability to perform any of the employee’s duties or responsibilities as provided in the Agreement due to the employee’s physical or mental disability or illness extending for, or reasonably expected to extend for, greater than sixty (60) days (as determined in good faith by the CEO). If the employee shall resign or otherwise terminate the employee’s employment with the Company (other than for “Good Reason” as set forth under Section 2(d) of the Agreement), either expressly or by abandonment, the employee shall be deemed for purposes of the Agreement to have been terminated for Cause. The determination of whether Cause exists shall be made by the CEO or its designee, in its sole discretion, and such determination shall be final, absolute and binding on the employee.

In connection with the Agreement, Change in Control shall be deemed to have occurred upon the occurrence of any of the following events:

i.	the sale of all or substantially all of the Company’s assets to a single unaffiliated purchaser or group of associated unaffiliated purchasers; or

ii.	the sale, exchange or other disposition, in one transaction or series of related transactions, of a majority of the Company’s outstanding voting capital stock to an unaffiliated company; or

iii.	the Company’s decision to terminate its business and liquidate its assets; or

iv.
the merger or consolidation of the Company with an unaffiliated company as a result of which the owners of the Company’s outstanding voting capital stock prior to such transaction cease to own a majority of the outstanding voting capital stock of the surviving company immediately after the consummation of such transaction.

Change in Control / Good Reason

The following table shows amounts that would be payable under existing change in control arrangements or the executive's resignation for Good Reason. Equity payouts illustrated below are for unvested awards; vested equity is disclosed in the "Option Exercises and Stock Vested in 2011" table.

Name	Cash	RSUs/Stock Options	Total

Michael Kipp	$330,000	$(2)	$330,000
_________
(1)	Mr. Kipp was separated from the Company effective May 17, 2012.

(2)	Upon Mr. Kipp's termination, all unvested restricted stock units will be terminated and he will have 90 days to exercise any exercisable stock options as of the termination date.

Without Cause

The following table shows amounts that would be payable in case of the executive's termination by the Company without Cause.

Name	Severance	RSUs/Stock Options	Other	Total

Michael Kipp	$311,667	$(2)	$-	$311,667
__________
(1)	Mr. Kipp was separated from the Company effective May 17, 2012.

(2)	Upon Mr. Kipp's termination, all unvested restricted stock units will be terminated and he will have 90 days to exercise any exercisable stock options as of the termination date.

Death, Disability, Cause

If Mr. Kipp was terminated by the Company for Cause or death or termination due to disability on December 31, 2011, Swisher Hygiene would not have been required to make cash payments to Mr. Kipp except for that portion of the unpaid salary prorated through the date of termination. If Mr. Kipp was terminated for Cause or death or termination due to disability, his unvested restricted stock units would have terminated. If Mr. Kipp was terminated for Cause his stock options would have terminated. If Mr. Kipp was terminated due to his death or disability, Mr. Kipp or his estate, as applicable, would have one year from his termination to exercise any exercisable stock options.

Director Compensation

Director compensation for our non-employee directors is as follows:

●	an annual fee of $60,000, paid quarterly on a calendar year basis;

●
an annual committee chairman fee of $10,000, paid quarterly on a calendar year basis to the Chairman of each of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee;

●	a per Board meeting fee of $1,500, paid quarterly in arrears on a calendar year basis;

●	a per committee meeting fee of $1,500, paid quarterly in arrears on a calendar year basis;

●	an annual grant of $35,000 in restricted stock units, paid on the first day of the month following our annual meeting of stockholders; and

●	a one-time grant of $25,000 in restricted stock units, paid to each non-employee director upon their election or appointment to the Board.

Fees not designated to be paid in restricted stock units may be accepted as cash or restricted stock units at the director’s discretion.

The following table sets forth certain information regarding the compensation paid to our non-employee directors for their service during the fiscal year ended December 31, 2011.

Name	Fees Earned or Paid in Cash	Stock Awards(1)(2)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation(4)	Total

H. Wayne Huizenga	$72,000	35,000	-	-	-	-	$107,000
David Braley	91,500	35,000	-	-	-	-	126,500
John Ellis Bush	92,500	35,000	-	-	-	-	127,500
James E. O’Connor(3)	-	-	-	-	-	-	-
Harris W. Hudson	86,500	60,000	-	-	-	-	146,500
William D. Pruitt	101,500	60,000	-	-	-	-	161,500
David Prussky	91,500	35,000	-	-	-	-	126,500
Ramon A. Rodriguez (3)	-	-	-	-	-	-	-
Michael Serruya	72,000	35,000	-	-	-	-	107,000

______________
(1)
Represents restricted stock units granted under the Stock Incentive Plan.  This columns reflects the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, Compensation – Stock Compensation (“FASB ASC 718”). In determining the grant date fair value for restricted stock units, the Company used the closing price of the Company’s common stock on the grant date. The table below sets forth the aggregate number of restricted stock units and stock options of each current non-employee director outstanding as of December 31, 2011.

Name	Restricted Stock Units	Stock Options

H. Wayne Huizenga	29,123	-
David Braley	19,278	-
John Ellis Bush	29,881	-
Harris W. Hudson	19,507	-
William D. Pruitt	19,507	-
David Prussky	19,278	20,000
Michael Serruya	18,919	-
______________
(2)	Messrs. Huizenga, Bush, Hudson, and Pruitt each received $60,000 of common stock or restricted stock units in lieu of cash for director fees.

(3)	Messrs. O’Connor and Rodriguez resigned as directors on January 28, 2011.

(4)	No director received other compensation that exceeded $10,000 during 2011.

Compensation Committee Interlocks And Insider Participation

During 2011, our Compensation Committee was comprised of the following members:   Harris W. Hudson (Chairman), John Ellis Bush, William D. Pruitt, James O'Connor and Ramon Rodriguez.  Messrs. Hudson and Pruitt were appointed members of the Compensation Committee following James O’Connor and Ramon Rodriguez’s resignations from the Board on January 28, 2011.  None of these Committee members have ever been an officer or employee of Swisher Hygiene or any of our subsidiaries and none of our executive officers has served on the compensation committee or board of directors of any company of which any of our other directors is an executive officer.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth, as of  January 31, 2013, information regarding the beneficial ownership of our common stock by each director, each named executive officer, all of the directors and executive officers as a group, and each other person or entity known to us to be the beneficial owner of more than five percent of our common stock. Unless noted otherwise, the corporate address of each person listed below is 4725 Piedmont Row Drive, Suite 400, Charlotte, North Carolina, 28210.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class(1)

Directors and Executive Officers:
H. Wayne Huizenga	24,230,113	(2)	13.8%
Steven R. Berrard	25,095,024	(3)(4)	14.3%
Thomas Aucamp	1,379,212	(3)(5)	*
David Braley	5,207,091	(6)	3.0%
John Ellis Bush	25,133	(7)	*
Thomas Byrne	1,382,801	(3)(8)	*
Hugh H. Cooper	87,500	(9)	*
Richard Handley	577,901		*
Harris W. Hudson	1,053,196	(10)	*
Michael Kipp	25,924	(11)	*
William Nanovsky	-		*
William D. Pruitt	33,946	(12)	*
David Prussky	275,291	(13)	*
Michael Serruya	2,484,553	(14)	1.4%
Directors and Executive Officers as a group (14 persons)	61,857,684	(15)	35.2%
5% or Greater Stockholders
FMR LLC	19,356,614	(16)	11.1%
____________
(1)	Based on 175,157,404 shares of our common stock outstanding as of January 31, 2013.

(2)	Consists of 24,207,798 shares of common stock held by Mr. Huizenga and 22,315 vested restricted stock units held by Mr. Huizenga.

(3)
The shares of common stock held by these executive officers have been pledged to H. Wayne Huizenga as security for certain obligations owing pursuant to stock pledge and security agreements by each executive officer for the benefit of Mr. Huizenga.

(4)
Consists of 25,005,311 shares of common stock held by Mr. Berrard, 62,799  vested restricted stock units held by Mr. Berrard and vested options held by Mr. Berrard to purchase 26,914 shares of common stock.

(5)
Consists of 1,300,265 shares of common stock held by Mr. Aucamp, 55,263 vested restricted stock units held by Mr. Aucamp and vested options held by Mr. Aucamp to purchase 23,684 shares of common stock.

(6)	Consists of 5,194,800 shares of common stock held by Mr. Braley and 12,291 vested restricted stock units held by Mr. Braley.

(7)	Consists of 2,439 shares of common stock held by Mr. Bush and 22,694 vested restricted stock units held by Mr. Bush.

(8)	Consists of 1,300,265 shares of common stock held by Mr. Byrne, 57,775 vested restricted stock units held by Mr. Byrne and vested options held by Mr. Byrne to purchase 24,761 shares of common stock.

(9)	Consists of 61,250 vested restricted stock units held by Mr. Cooper and vested options held by Mr. Cooper to purchase 26,250 shares of common stock.

(10)	Consists of 903,689 shares of common stock held by Mr. Hudson, 130,000 shares of common stock held by Harris W. Hudson, LP and 19,507 vested restricted stock units held by Mr. Hudson.

(11)	Consists of 2,000 shares of common stock held by Mr. Kipp, 16,747 vested restricted stock units held by Mr. Kipp and vested options held by Mr. Kipp to purchase 7,177 shares of common stock.

(12)
Consists of 2,439 shares of common stock held by Mr. Pruitt, 10,000 shares of common stock held by Pruitt Enterprises, LP, 2,000 shares of common stock held by Mr. Pruitt's spouse, 4,000 vested restricted stock units held by Mr. Pruitt, and 15,507 vested restricted stock units held by Pruitt Enterprises, LP.

(13)
Consists of 210,000 shares of common stock held by Mr. Prussky, 33,000 shares of common stock held by Mr. Prussky’s spouse, Erica Prussky, 12,291 vested restricted stock units held by Mr. Prussky, and options to purchase 20,000 shares of common stock.

(14)
Consists of 433,291 shares of common stock held by Mr. Serruya, 2,039,151 shares of common stock held by 1082272 Ontario Inc., and 12,111 vested restricted stock units held by Mr. Serruya.  1082272 Ontario Inc., an entity owned 50% by Michael Serruya and 50% by his brother, Aaron Serruya, owns 4,078,301 shares of common stock. Michael Serruya is a director and President of 1082272 Ontario Inc., and exercises voting and dispositive power over half the shares of common stock held by 1082272 Ontario Inc. Aaron Serruya exercises voting and dispositive power over the other shares of Swisher Hygiene held by 1082272 Ontario Inc.

(15)	Includes 374,549 vested restricted stock units and options to purchase 128,786 shares of common stock.

(16)	This information was obtained from a Form 13-F-HR filed by FMR LLC on February 14, 2013. The mailing address for FMR LLC is 82 Devonshire Street, Boston, Massachusetts 02109.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2011, with respect to all of our compensation plans under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by stockholders	6,282,783	$5.318	4,616,094
Equity compensation plans not approved by stockholders	-	-	-
	6,282,783		4,616,094

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

As set forth in the Audit Committee Charter, our Audit Committee must approve all transactions with related persons as described in Item 404 of Regulation S-K under the Exchange Act. The following is a summary of agreements or transactions with parties related to our directors or us since January 1, 2011.  The agreements or transactions listed below were entered into before the establishment of our Audit Committee, which was established on November 2, 2010.

Stockholder Guarantees

During the years ended December 31, 2009 and 2008, we incurred or assumed $7,954,305 and $240,000, respectively, of debt to sellers in connection with certain acquisitions. Two of the seller notes payable, totaling $3,050,000, were secured by letters of credit, which were guaranteed and secured by certain assets of Messrs. Huizenga and Berrard. These guarantees were released on March 31, 2011.

Our prior revolving credit facilities, which provided for borrowings in aggregate of up to $25,000,000, were personally guaranteed for up to $20,000,000 by Mr. Huizenga through February 28, 2011.

New River Capital Partners

During the fiscal year ended December 31, 2010, we paid $51,300 for training course development and utilization of the delivery platform from CertiLearn, Inc., the majority of which is owned by New River Capital Partners a company owned by Messrs. Berrard, Byrne and Aucamp. In February 2011, we paid $126,636 to CertiLearn, Inc. to satisfy outstanding accrued expenses, which expenses were accrued starting in the fiscal year ended December 31, 2009.

Director Independence

The Board has determined that the following non-employee directors are “independent” in accordance with the NASDAQ rules and Canadian securities laws and have no material relationship with the Company, except as a director and a stockholder of the Company: Senator Braley; Mr. Bush; Mr. Hudson; Mr. Pruitt; and Mr. Prussky. In determining the independence of each of the non-employee directors, the Board considered the relationships described under “Related Party Transactions.”  Also, the Board determined that Mr. O'Connor and Mr. Rodriguez were “independent” in accordance with the NASDAQ rules and Canadian securities laws and had no material relationship with the Company, except as a director and stockholder of the Company, during their service on the Board.

In each case, the relationships did not violate NASDAQ listing standards or our Principles, and the Board concluded that such relationships would not impair the independence of our non-employee directors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Auditor Fees And Services

The following table sets forth the fees billed by BDO USA, LLP (“BDO”), our independent registered public accounting firm during the years ended December 31, 2011 and 2010.

	2011		2010

Audit Fees	$644,253		$86,400
Audit-Related Fees	373,516	(1)	271,896	(2)
Tax Fees	-		-
All Other Fees	-		-
Total	$1,017,769		$358,296

(1)   Represents fees billed by BDO in connection with various registration statements and due diligence efforts.

(2)           Represents fees billed by BDO in connection with its review of the registration statements on Form S-1 and Form 10.

Policy For Approval Of Audit And Permitted Non-Audit Services

The Audit Committee has adopted a policy and related procedures requiring its pre-approval of all audit and non-audit services to be rendered by its independent registered public accounting firm. These policies and procedures are intended to ensure that the provision of such services do not impair the independent registered public accounting firm’s independence. These services may include audit services, audit-related services, tax services and other services. The policy provides for the annual establishment of fee limits for various types of audit services, audit-related services, tax services and other services, within which the services are deemed to be pre-approved by the Audit Committee. The independent registered public accounting firm is required to provide to the Audit Committee back-up information with respect to the performance of such services.

All services provided by BDO during the fiscal years ended December 31, 2011 and 2010 were approved by the Audit Committee. The Audit Committee has delegated to its Chair the authority to pre-approve services, up to a specified fee limit, to be rendered by the independent registered public accounting firm and requires that the Chair report to the Audit Committee any pre-approval decisions made by the Chair at the next scheduled meeting of the Audit Committee.

PART V

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

The consolidated financial statements begin on page F-1.

(a)(2) Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

All other schedules not included have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the consolidated financial statements or the notes to the consolidated financial statements.

(a)(3) Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, among CoolBrands International Inc., CoolBrands International (Nevada), Inc., Swisher International, Inc. and Steven R. Berrard, dated as of August 17, 2010.(1)
2.2	Plan of Arrangement, dated November 1, 2010.(1)
2.3	Agreement and Plan of Merger, dated February 13, 2011. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on February 17, 2011).
2.4
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
10.23
Omnibus Amendment Agreement, Limited Consent and Waiver by and between Swisher International, Inc., HB Service, LLC, Wells Fargo Bank, National Association and other persons party thereto, dated November 5, 2010.(1)

10.24
Vendor Agreement, dated July 25, 2008, between Swisher Hygiene Franchise Corp. and Intercon Chemical Company (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)(3)

10.25
Credit Agreement among Swisher Hygiene, Inc., the lenders named therein and Wells Fargo Bank, National Association, dated March 30, 2011 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2011).

10.26
Pledge and Security Agreement by Swisher Hygiene Inc., certain subsidiaries of Swisher Hygiene, Inc. named therein, and Wells Fargo Bank, National Association, dated March 30, 2011 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2011 and portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment).

10.27
Guaranty Agreement by certain subsidiaries of Swisher Hygiene Inc. and Guaranteed Parties named therein, dated March 30, 2011 (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2011).

10.28
Securities Purchase Agreement, dated March 22, 2011. (On March 22, 2011, Swisher Hygiene Inc. entered into an additional 11 securities purchase agreements which are substantially identical in all material respects to this exhibit expect as to the parties thereto and the number of shares of common stock of Swisher Hygiene purchased. Attached to this exhibit is a schedule identifying the parties to the additional 11 securities purchase agreements and the number of shares of common stock of Swisher Hygiene purchased by such parties.)

10.29	CoolBrands International Inc. 2002 Stock Option Plan. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, filed on February 14, 2011).
10.30	Agency Agreement, dated February 23, 2011. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 24, 2011).
10.31	Subscription Receipt Agreement, dated February 23, 2011. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 24, 2011).
10.32
Omnibus Amendment Agreement, effective as of February 28, 2011, by and between Swisher International, Inc. HB Service, LLC and Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 4, 2011).

10.33
Assignment of Shares Agreement, dated as of February 28, 2011, between P&C Holdings, L.L.C., Nicholas Cascione and Swisher Hygiene Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 4, 2011).

10.34	Form of Securities Purchase Agreement, dated March 2011. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 24, 2011).
10.35
Securities Purchase Agreement, dated April 15, 2011. (On April 15, 2011, Swisher Hygiene Inc. entered into an additional 16 securities purchase agreements which are substantially identical in all material respects to this exhibit except as to the parties thereto and the number of shares of common stock of Swisher Hygiene purchased. Attached to this exhibit is a schedule identifying the parties to the additional 16 securities purchase agreements and the number of shares of common stock Swisher Hygiene purchased by such parties.) (incorporated by reference to Exhibit 10.29 of the Company’s Pre-Effective Amendment No. 3 to Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 21, 2011)

10.36
Amended and Restated Swisher Hygiene Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 9, 2011).*

10.37
Swisher Hygiene Inc. Senior Executive Officers Performance Incentive Bonus Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2011).*

10.38
Employment and Non-Compete Agreement of Michael Kipp (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2011).*

10.39
First Amendment to Credit Agreement and Pledge and Security Agreement, dated August 12, 2011, by and between Swisher Hygiene Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 18, 2011).

10.40
General Electric Capital Corporation Loan Commitment Letter, dated August 12, 2011 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2011).

10.41
Master Loan and Security Agreement, dated August 12, 2011, by and between General Electric Capital Corporation and Choice Environmental Services, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2011).

10.42
Amendment to Master Loan and Security Agreement, dated August 12, 2011, by and between General Electric Capital Corporation and Choice Environmental Services, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2011).

10.43
Wells Fargo Equipment Finance, Inc. Loan Commitment Letter dated August 12, 2011 (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2011).

10.44
Master Loan and Security Agreement dated August 12, 2011, by and between Wells Fargo Equipment Finance, Inc. and Choice Environmental Services, Inc. (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2011).

10.45
Automotive Rentals, Inc. Vehicle Lease Financing Proposal, dated August 12, 2011 (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2011).

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
________________________
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

SWISHER HYGIENE INC.
(Registrant)

Dated: February 25, 2013	By:	/s/ Thomas C. Byrne
Thomas C. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Thomas C. Byrne	President and Chief Executive Officer (Principal Executive Officer)	February 25, 2013
Thomas C. Byrne

/s/ William T. Nanovsky	Senior Vice President and Chief Financial Officer	February 25, 2013
William T. Nanovsky	(Principal Financial and Accounting Officer)

/s/ H. Wayne Huizenga	Chairman of the Board	February 25, 2013
H. Wayne Huizenga

/s/ Steven R. Berrard	Director	February 25, 2013
Steven R. Berrard

/s/ David Braley	Director	February 25, 2013
David Braley

/s/ John Ellis Bush	Director	February 25, 2013
John Ellis Bush

/s/ Richard L. Handley	Director	February 25, 2013
Richard L. Handley

/s/ Harris W. Hudson	Director	February 25, 2013
Harris W. Hudson

/s/ William D. Pruitt	Director	February 25, 2013
William D. Pruitt

/s/ David Prussky	Director	February 25, 2013
David Prussky

/s/ Michael Serruya	Director	February 25, 2013
Michael Serruya

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SWISHER HYGIENE INC. AND SUBSIDIARIES

Consolidated Financial Statements as of December 31, 2011 and 2010, and for the Three Years Ended December 31, 2011

Board of Directors
Swisher Hygiene Inc. and Subsidiaries
Charlotte, North Carolina
Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Swisher Hygiene Inc. and Subsidiaries, as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Swisher Hygiene Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As described in Note 2, effective January 1, 2011, the Company revised its estimates of the useful lives of certain property and equipment. This revision primarily reflects a change in conditions and not a change in accounting principles. As a result of this revision, depreciation expense for the year ended December 31, 2011 was reduced by $2.5 million. Our opinion is not modified with respect to this matter.

Also, as described in Note 20, on November 15, 2012, the Company completed a stock sale of Choice Environmental Services, Inc. and certain other acquired businesses, which comprise the Waste segment, as defined elsewhere within the consolidated financial statements. Our opinion is not modified with respect to this matter.

/s/ BDO USA, LLP
Charlotte, North Carolina
February 25, 2013

Board of Directors
Swisher Hygiene Inc. and Subsidiaries
Charlotte, North Carolina

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the consolidated balance sheet of Swisher Hygiene Inc. and Subsidiaries as of December 31, 2009 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and accumulated other comprehensive loss, and cash flows for the year ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Swisher Hygiene Inc.’s operations and its cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Scharf Pera & Co., PLLC
Charlotte, North Carolina
November 2, 2010

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010
(In thousands)

	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$70,508	$38,932
Restricted cash	-	5,193
Accounts receivable, net	33,393	7,069
Inventory	15,777	2,968
Other assets	3,422	895
Total current assets	123,100	55,057
Property and equipment, net	71,617	11,324
Goodwill	159,360	29,660
Other intangibles, net	105,266	7,669
Other noncurrent assets	4,482	2,524
Total assets	$463,825	$106,234

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$23,012	$5,615
Accrued payroll and benefits	4,695	941
Accrued expenses	14,019	2,780
Long-term debt and obligations due within one year	14,096	13,379
Advances from shareholder	2,000	2,000
Total current liabilities	57,822	24,715
Long-term debt and obligations	49,976	31,029
Deferred income tax liabilities	7,212	1,700
Other long-term liabilities	4,959	2,763
Total noncurrent liabilities	62,147	35,492

Commitments and contingencies

Stockholders' Equity
Swisher Hygiene Inc. stockholders’ equity
Preferred stock, par value $0.001, authorized 10,000,000 shares; no shares issued and
outstanding at December 31, 2011 and 2010	-	-
Common stock, par value $0.001, authorized 600,000,000 shares; 174,810,082 and 114,015,063
shares issued and outstanding at December 31, 2011 and 2010, respectively	175	114
Additional paid-in capital	378,824	54,726
Accumulated deficit	(34,330)	(8,997)
Accumulated other comprehensive (loss) income	(835)	74
Total Swisher Hygiene Inc. stockholders’ equity	343,834	45,917
Non-controlling interest	22	110
Total stockholders' equity	343,856	46,027
Total liabilities and stockholders' equity	$463,825	$106,234

See Notes to Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three Years Ended December 31, 2011
(In thousands except share and per share data)

	2011	2010	2009

Revenue
Products	$141,705	$37,690	$27,317
Services	74,878	17,737	16,574
Franchise and other	3,401	8,225	12,923
Total revenue	219,984	63,652	56,814

Costs and expenses
Cost of sales	84,996	23,597	22,305
Route expenses	53,722	13,931	12,520
Selling, general, and administrative	89,793	31,258	24,095
Acquisition and merger expenses	6,107	5,122	-
Depreciation and amortization	22,374	4,857	4,744
Gain from bargain purchase	(4,359)	-	-
Loss from extinguishment of debt	1,500	-	-
Total costs and expenses	254,133	78,765	63,664
Loss from operations	(34,149)	(15,113)	(6,850)

Other expense, net	(6,963)	(757)	(410)
Net loss before income taxes	(41,112)	(15,870)	(7,260)

Income tax benefit (expense)	15,766	(1,700)	-
Net loss	(25,346)	(17,570)	(7,260)
Net loss (income) attributable to noncontrolling interest	6	(9)	(2)
Net loss attributable to Swisher Hygiene Inc.	(25,340)	(17,579)	(7,262)
Comprehensive loss
Employee benefit plan adjustment	(851)	74	-
Liquidation of a foreign subsidiary	-	-	221
Foreign currency translation adjustment	(58)	0	-

Comprehensive loss	$(26,249)	$(17,505)	$(7,041)

Loss per share
Basic and diluted	$(0.16)	$(0.26)	$(0.13)

Weighted-average common shares used in the computation of loss per share
Basic and diluted	159,057,582	66,956,371	57,829,630

See Notes to Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31, 2011
(In thousands except share data)

					Accumulated	Swisher
	Common Stock		Additional		Other	Hygiene Inc.	Non-	Total
			Paid-in	Accumulated	Comprehensive	Stockholders'	Controlling	Stockholders'
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity	Interest	Equity

Balance at
January 1, 2009	57,789,630	$58	$27,603	$(39,740)	$(221)	$(12,300)	$-	$(12,300)
Liquidation of foreign
subsidiary	-	-	-	-	221	221	-	221
Distributions	-	-	(115)	-	-	(115)		(115)
Contribution of equity
on acquisition	-	-	-	-	-	-	100	100
Net loss	-	-	-	(7,261)	-	(7,261)	2	(7,259)
Balance at
December 31, 2009	57,789,630	58	27,488	(47,001)	-	(19,455)	102	(19,353)

Net loss through
November 1, 2010	-	-	-	(8,582)	-	(8,582)	-	(8,582)
Contribution of capital as a
result of termination of S Corp election	-	-	(55,583)	55,583	-	-	-	-
Shares issued in merger
with CoolBrands Inc.	56,225,433	56	58,977	-	-	59,033	-	59,033
Shareholders' advances
converted to equity	-	-	22,198	-	-	22,198	-	22,198
Conversion of promissory
note payable	-	-	1,248	-	-	1,248	-	1,248
Stock based compensation	-	-	398	-	-	398	-	398
Employee benefit plan
adjustment, net of tax	-	-	-	-	74	74	-	74
Net loss	-	-	-	(8,997)	-	(8,997)	8	(8,989)
Balance at
December 31, 2010	114,015,063	114	54,726	(8,997)	74	45,917	110	46,027

Shares issued in connection
with private placements	34,119,643	34	191,147	-	-	191,181	-	191,181
Shares issued in connection
with the acquisition of Choice	8,281,920	8	48,772	-	-	48,780	-	48,780
Shares issued in connection
with other acquisitions and purchases of property and equipment	8,000,143	8	51,933	-	-	51,941	-	51,941
Conversion of promissory
note payable	4,069,773	4	24,135	-	-	24,139	-	24,139
Stock based compensation			4,648	-	-	4,648	-	4,648
Exercise of stock options
and warrants	6,205,000	6	3,361	-	-	3,367	-	3,367
Issuance of common stock
under stock based
payment plans	93,540	1	(1)	-	-	-	-	-
Shares issued for non-
controlling interest	25,000	0	103	7	-	110	(110)	-
Employee benefit plan
adjustment, net of tax	-	-	-	-	(851)	(851)	-	(851)
Non-controlling interest on
AML2 acquisition	-	-	-	-	-	-	28	28
Foreign currency translation
adjustment	-	-	-	-	(58)	(58)	-	(58)
Net loss	-	-	-	(25,340)	-	(25,340)	(6)	(25,346)
Balance at
December 31, 2011	174,810,082	$175	$378,824	$(34,330)	$(835)	343,834	$22	$343,856

See Notes to Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31, 2011
(In thousands)

	2011	2010	2009
Operating activities
Net loss	$(25,346)	$(17,570)	$(7,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,374	4,857	4,744
Provision for doubtful accounts receivable	2,979	283	284
Stock based compensation	4,648	398	-
Realized and unrealized loss on fair value of convertible notes	4,658	277	-
Gain from bargain purchase	(4,359)	-	-
Deferred income tax assets and liabilities	(15,866)	1,700	-
Other	101	-	(63)
Changes in working capital components:
Accounts receivable	(12,207)	(1,191)	1,278
Inventory	(3,358)	(1,067)	10
Other assets and noncurrent assets	(1,788)	(703)	(366)
Accounts payable, accrued expenses, and other current liabilities	11,480	1,496	(4,327)
Cash used in operating activities	(16,678)	(11,520)	(5,700)
Investing activities
Purchases of property and equipment	(17,963)	(5,179)	(3,566)
Acquisitions, net of cash acquired	(142,418)	(4,901)	(839)
Payments received on notes receivable	138	474	19
Restricted cash	5,193	(5,193)	-
Cash used in investing activities	(155,050)	(14,799)	(4,386)
Financing activities
Proceeds from private placements, net of issuance costs	191,181	-	-
Cash received in Merger	-	61,850	-
Proceeds from line of credit, net of issuance costs	27,729	-	-
Payments on lines of credit	(27,691)	-	-
Proceeds from equipment financing	15,828	-	-
Principal payments on debt and capital leases	(7,110)	(3,670)	(1,515)
Proceeds from exercise of stock options and warrants	3,367	-	-
Payment of shareholder advance	-	(2,070)	(115)
Proceeds from advances from shareholders	-	7,870	12,645
Cash provided by financing activities	203,304	63,980	11,015

Net increase in cash and cash equivalents	31,576	37,661	929
Cash and cash equivalents at the beginning of the period	38,932	1,271	342
Cash and cash equivalents at the end of the period	$70,508	$38,932	$1,271

Supplemental Cash Flow Information
Cash paid for interest	$2,738	$926	$761

Cash received for interest	$185	$90	$55

Notes payable issued or assumed on acquisitions	$26,179	$12,883	$7,954

Shareholder advances converted to equity	$-	$22,198	$-

Conversion of promissory note	$24,139	$-	$-

Stock issued to purchase property and settle liabilities	$1,404	$-	$-

See Notes to Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS DESCRIPTION

Principal Operations

Swisher Hygiene Inc. and its wholly-owned subsidiaries, formerly named CoolBrands International Inc., (the “Company” or “We” or “Our”) provide essential hygiene and sanitation solutions to customers throughout much of North America and internationally through its global network of company owned operations, franchises and master licensees. These solutions include essential products and services that are designed to promote superior cleanliness and sanitation in commercial environments, while enhancing the safety, satisfaction and well-being of employees and patrons. These solutions are typically delivered by employees on a regularly scheduled basis and involve providing our customers with: (i) consumable products such as soap, paper, cleaning chemicals, detergents, and supplies, together with the rental and servicing of dish machines and other equipment for the dispensing of those products; (ii) the rental of facility service items requiring regular maintenance and cleaning, such as floor mats, mops, bar towels, and linens; (iii) manual cleaning of their facilities; and (iv) solid waste collection services. The Company serves customers in a wide range of end-markets, with a particular emphasis on the foodservice, hospitality, retail, industrial, and healthcare industries. In addition, our solid waste collection services provide services primarily to commercial and residential customers through contracts with municipalities or other agencies.

Prospectively, we intend to grow in both existing and new geographic markets through a combination of organic and acquisition growth. However, we will continue to focus our investments towards those opportunities which will most benefit our core businesses; chemical and linen processing services. Subsequent to the sale of our Waste segment in November 2012, we will outsource waste and recycling services only through third-party providers. See Note 20, "Subsequent Events" for additional information concerning the sale of our Waste segment.

We have Company-owned operations and franchise operations located throughout the United States and Canada and have entered into seven Master License Agreements covering the United Kingdom, the Netherlands, Singapore, the Philippines, Taiwan,  Hong Kong/Macau/China, and Mexico.   Franchise revenue from these Master Licensees was $1.4 million for the year ended December 31, 2011.

Merger and Reorganization

On August 17, 2010, Swisher International, Inc. (“Swisher International”) entered into a merger agreement (the “Merger Agreement”) that was completed on November 2, 2010, under which all of the outstanding common shares of Swisher International were exchanged for 57,789,630 common shares of CoolBrands International Inc. (“CoolBrands”), and Swisher International become a wholly-owned subsidiary of CoolBrands (the “Merger”). Immediately before the Merger, CoolBrands completed its redomestication to Delaware from Ontario, Canada and became Swisher Hygiene Inc. In the Merger, the former shareholders of Swisher International received 57,789,630 shares of Swisher Hygiene Inc. common stock on a one for one basis for each common stock share outstanding, representing, on a fully diluted basis, a 48% ownership interest in the Company. The shareholders of CoolBrands received 56,225,433 shares of Swisher Hygiene Inc common stock, representing 52% ownership interest of the Company, on a fully diluted basis.

The share exchange was accounted as a reverse acquisition and is considered to be a capital transaction, in substance, rather than a business combination. The transaction was effectively a reverse recapitalization equivalent to the issuance of stock by a private company for the net monetary assets of the non-operating corporation accompanied by the recapitalization. Accordingly, the accounting for the share exchange was similar to that resulting from a reverse acquisition; except that the transaction was consummated at book value and no goodwill or intangible assets were recognized. The accompanying Consolidated Financial Statements have been adjusted to give retroactive effect for the change in reporting entity from Swisher International, Inc. to Swisher Hygiene Inc., and to reflect the change in capital structure as a result of the Merger.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Swisher Hygiene Inc. and all its subsidiaries, which are wholly-owned and include the historical financial statements of HB Service, LLC. HB Service, LLC, a limited liability company jointly owned by the shareholders of Swisher International, has acquired and operated hygiene service businesses throughout the United States since 2004. Effective July 13, 2010, Swisher International entered into a merger agreement with HB Service, LLC. This merger has been accounted for as a nonsubstantive exchange as there was no significant economic effect to entering into the transaction. Accordingly, we have accounted for the merger by recognizing the assets and liabilities of the two entities based upon their respective carrying amounts as if the merger had occurred prior to 2009.

All material intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to conform prior periods to the current year presentation.

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

The change in the useful life for these assets reflects the Company's current estimate of future periods to be benefited. The effect of this change in estimate for the year ended December 31, 2011 was a reduction of depreciation expense of $2.5 million, or two cents per share. Had this change taken place in 2010 and 2009, depreciation expense would have decreased by $0.8 million and $0.4 million, respectively.

Segments

On March 1, 2011, the Company completed its acquisition of Choice, a Florida based company that provides a complete range of solid waste and recycling collection, transportation, processing and disposal services. As a result of the acquisition of Choice, the Company now has two segments: 1) Hygiene and 2) Waste. The Company's Hygiene segment provides commercial hygiene services and products throughout much of the United States and operates a worldwide franchise and license system to provide the same products and services in markets where Company-owned operations do not exist. The Company's Waste segment consists primarily of the operations of Choice, Central Carting, Inc., and Lawson, Inc. Prior to the acquisition of Choice, the Company managed, allocated resources, and reported in one segment, the Hygiene segment. See Note 15, "Segments".

The Company sold its Waste segment in the fourth quarter of 2012 as more fully described in Note 20, "Subsequent Events."

Foreign Currency Translation

Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. The effect of exchange rate fluctuations on translation of assets and liabilities at the balance sheet date are recorded as a component of equity within accumulated other comprehensive (loss) income. Results of operations for foreign operations are translated using the average exchange rates throughout the period. During the years ended December 31, 2011, 2010 and 2009, the Company recorded realized net gains of $0.1 million, $0.9 million and $0.0 million, respectively, in foreign currency gain on the Consolidated Statement of Operations. These gains were primarily due to the sale of cash held in Canadian dollars for U.S. dollars at favorable conversion rates.

Financial Instruments

The Company’s financial instruments, which may expose the Company to concentrations of credit risk, include cash and cash equivalents, accounts receivable, accounts payable, and debt. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. As of December 31, 2011 and 2010, the Company had $60.9 million and $11.2 million respectively, of cash held in bank accounts above Federal Deposit Insurance Corporation limits and $2.6 million and $30.4 million, respectively, of cash held in Canadian bank accounts above Canada Deposit Insurance Corporation limits. The carrying amounts of cash and the current portion of accounts receivable and accounts payable approximate fair value due to the short maturity of these instruments. The fair value of the Company’s debt is estimated based on the current borrowing rates available to the Company for bank loans with similar terms and maturities and approximates the carrying value of these liabilities. Certain convertible promissory notes are recorded at fair value during 2011 and 2010. See Note 8, "Long Term Debt and Obligations."

Cash, Cash Equivalents and Restricted Cash

The Company considers all cash accounts and all highly liquid short term investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2011 and 2010, the Company did not have any investments with maturities greater than three months.

Restricted Cash of $0.0 million and $5.2 million as of December 31, 2011 and 2010, respectively, consisted of cash in support of a convertible promissory note issued in connection with a 2010 business acquisition. During 2011, the note was converted into shares of the Company and the restrictions on this cash balance were released.

Accounts Receivable

Accounts receivable consist of amounts due from customers for product sales and services as well as from franchisees and master licensees for product sales, royalties and fees for marketing and administrative services. Accounts receivable are reported net of an allowance for doubtful accounts (“allowance”) and interest is generally not charged to customers on delinquent balances. The allowance is management’s best estimate of uncollectible amounts and is based on a number of factors, including overall credit quality, age of outstanding balances, historical write-off experience and specific account analysis that projects the ultimate collectability of the outstanding balances. When accounts receivable amounts are considered uncollectible, the amounts are written-off against the allowance for doubtful accounts. The allowance was $2.5 million and $0.5 million at December 31, 2011 and 2010, respectively.

Inventory

Inventory consists of purchased items, materials, direct labor, and other manufacturing related overhead and is stated at the lower of cost or market determined using the first in-first out costing method. The Company routinely reviews inventory for excess and slow moving items as well as for damaged or otherwise obsolete items and for items selling at negative margins. When such items are identified, a reserve is recorded to adjust their carrying value to their estimated net realizable value. The reserve was $0.5 million and $0.1 million at December 31, 2011 and 2010, respectively.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of individual assets or classes of assets as follows:

Years
Items in service	2 - 7
Equipment, laundry facility equipment and furniture	3 - 20
Vehicles - Hygiene	5
Vehicles - Waste	5 - 10
Containers	7 - 10
Computer equipment	3
Computer software	3 - 7
Building and leasehold improvements	1 - 40

Items in service consist of various systems that dispense the Company’s cleaning and sanitizing products, linens, dish machines and dust control products. Included in the capitalized cost of items in service are costs incurred to install certain equipment for customer locations under long-term contracts. These costs include labor, parts and supplies. Costs of significant additions, renewals and betterments, are capitalized and depreciated. Maintenance and repairs are charged to expense when incurred.

The Company capitalizes certain costs incurred during the application development stage associated with the development of new software products for internal use. Research and development costs in the preliminary project stage are expensed. Internal and external training costs and maintenance costs in the post-implementation operation stage are also expensed. Capitalized software costs are amortized over the estimated useful lives of the software commencing upon operational use.

Purchase Accounting for Business Combinations

The Company made sixty-three acquisitions of our franchises and independent businesses during the year ended December 31, 2011 and nine acquisitions of franchises and independent businesses during the year ended December 31, 2010. The Company accounts for these acquisitions by allocating the fair value of the consideration transferred to the fair value of the assets acquired and liabilities assumed on the date of the acquisition and any remaining difference is recorded as goodwill. Adjustments may be made to the preliminary purchase price allocation when facts and circumstances that existed on the date of the acquisition surface during the allocation period subsequent to the preliminary purchase price allocation, not to exceed one year from the date of acquisition. Contingent consideration is recorded at fair value based on the facts and circumstances on the date of the acquisition and any subsequent changes in the fair value are recorded through earnings each reporting period. Transactions that occur in conjunction with or subsequent to the closing date of the acquisition are evaluated and accounted for based on the facts and substance of the transactions.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets and liabilities assumed in a business combination. Identifiable intangible assets include customer relationships  and contracts,  non-compete agreements, tradenames and trademarks, permits, and formulas. The fair value of these intangible assets at the time of acquisition is estimated based upon various valuation techniques including replacement cost and discounted future cash flow projections. Goodwill and those intangible assets deemed to have indefinite lives are not amortized. Customer relationships are amortized on a straight-line basis over the expected average life of the acquired accounts, which is typically five to ten years based upon a number of factors, including historical longevity of customers and contracts acquired and historical retention rates. Contracts are amortized over the life of contract including renewal periods expected to be extended. The non-compete agreements are amortized on a straight-line basis over the term of the agreements, typically not exceeding five years.  Formulas are amortized on a straight-line basis over their estimated useful life of twenty years.  Permits and tradenames are considered to be indefinite lived intangible assets unless specific evidence exists that a shorter life is more appropriate.

The Company tests goodwill and intangible assets for impairment annually, or more frequently if indicators for potential impairment exist. Impairment testing is performed at the reporting unit level as of December 31. Under generally accepted accounting principles, a reporting unit is either the equivalent to, or one level below, an operating segment. The test to evaluate for impairment begins with an assessment of qualitative factors to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying value of the reporting unit. If the fair value of the reporting unit is less than its carrying value, the Company will perform a second step to determine the implied fair value of goodwill associated with that reporting unit. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment.

Determining the fair value of a reporting unit includes the use of significant estimates and assumptions. Management utilizes a discounted cash flow technique as a means for estimating fair value. This discounted cash flow analysis requires various assumptions including those about future cash flows, customer growth rates and discount rates. Expected cash flows are based on historical customer growth, including attrition, future strategic initiatives and continued long-term growth of the business. The discount rates used for the analysis reflect a weighted average cost of capital based on industry and capital structure adjusted for equity risk and size risk premiums. These estimates can be affected by factors such as customer growth, pricing, and economic conditions that can be difficult to predict. The Company also looks at competitors from a market perspective and recent transactions, if they exist, to confirm the results of the discounted cash flow fair value estimate.

As part of this impairment testing, management also assesses the useful lives assigned to its separately identifiable long-lived intangible assets. Management utilized a discounted cash flow technique to estimate the initial fair value of separately identifiable long-lived intangible assets. Expected cash flows were based on historical customer growth, including attrition, continued long-term growth of the business, and the business use of the related assets. Management therefore periodically reviews the performance of acquired customers in relation to the assumptions used to estimate the original value for these assets. Discount rates used for the initial analysis reflect a weighted average cost of capital based on industry and capital structure adjusted for equity risk and size risk premiums.  The Company has not experienced any significant changes to our carrying amount or estimated useful lives of our other long-lived intangible assets as a result of its impairment testing during the three years ending December 31, 2011.

Long-lived Assets

The Company recognizes losses related to the impairment of long-lived assets when the carrying amount is deemed to be not recoverable or exceeds its fair value. When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, management of the Company evaluates recoverability by comparing the carrying value of the assets to projected future cash flows, in addition to other qualitative and quantitative analyses. The Company also performs a periodic assessment of the useful lives assigned to the intangible assets, as previously discussed. During the year ended December 31, 2011, long-lived asset impairment losses of $0.1 million were included in other expenses. There were no impairment losses related to long-lived assets for the years ended December 31, 2010, and 2009.

Revenue Recognition

Revenue from product sales and service is recognized when services are performed or the product is delivered to the customer.  The Company may enter into multiple deliverable agreements with customers that outline the scope and frequency of services to be provided as well as the consumable products to be delivered.  These deliverables are considered to be separate units of accounting as defined by ASC 605-25-, Revenue Recognition – Multiple-Element Arrangements. The timing of the delivery and performance of service is concurrent and ongoing and there are  no contingent deliverables.

The Company’s sales policies provide for limited rights of return on specific products for limited time periods. During 2011 the product retruns were insignificant. The Company records estimated reductions to revenue for customer programs and incentive offerings, including pricing arrangements, promotions and other volume-based incentives at the time the sale is recorded. The company also records estimated reserves for anticipated uncollectible accounts and for product returns and credits at the time of sale.

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

Acquisition and merger expenses

Acquisition and merger expenses include costs directly related to the acquisition of nine of the Company’s franchises and fifty-four independent businesses during the year ended December 31, 2011 and nine businesses during the year ended December 31, 2010. Acquisition and merger expenses for the years ended December 31, 2011 and 2010 also include costs directly-related to the Merger. These costs include third party due diligence, legal, accounting, and professional service expenses.

Stock Based Compensation

The Company measures and recognizes all stock based compensation at fair value at the date of grant and recognizes compensation expense over the service period for awards expected to vest. Determining the fair value of stock based awards at the grant dates requires judgment, including estimating the share volatility, the expected term the award will be outstanding, and the amount of the awards that are expected to be forfeited. The Company utilizes the Black-Scholes option pricing model to determine the fair value for stock options on the date of grant.

Freight Costs

Shipping and handling costs for freight expense on goods shipped are included in cost of sales.  Shipping and handling costs for freight expense on goods received are capitalized to inventory where they are relieved to cost of sales when the product is sold.

Income Taxes

Effective on January 1, 2007, Swisher International’s shareholders elected that the corporation be taxed under the provisions of Subchapter S ("S Corp") of the Internal Revenue Code of 1986, as amended (the “Code”). Under this provision, the shareholders were taxed on their proportionate share of Swisher International’s taxable income. As an S Corp, Swisher International bore no liability or expense for income taxes.

As a result of the Merger in November 2010, Swisher International converted from an S Corp to a tax-paying entity and accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets where it is more likely than not that deferred tax assets will not be realized. In addition, the undistributed earnings on the date the Company terminated the S Corp in 2010 were recorded as Additional paid-in capital on the Consolidated Financial Statements since the termination of the S Corp assumes a constructive distribution to the owners followed by a contribution of capital to the corporation.  As of the Merger date, the cumulative timing differences between book income and taxable income were recorded.

The Company’s policy is to evaluate uncertain tax positions under ASC 740-10, Income Taxes.  As of December 31, 2011, the Company has not identified any uncertain tax positions requiring recognition in the consolidated financial statements.

Pension Plan

The Company administers a defined benefit plan for certain retired employees. The Plan has not allowed for new participants since October 2000. The Company recognizes in its consolidated balance sheet the overfunded or underfunded status of the Plan measured as the difference between the fair value of plan assets and the benefit obligation. The Company recognizes as a separate component of comprehensive loss the actuarial gains and losses that arise during the period that are not recognized as components of net periodic benefit cost. The Company measures the Plan assets and the Plan obligations as of December 31 and discloses additional information in the Notes to Consolidated Financial Statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses.

The calculation of net periodic benefit cost and the corresponding net liability requires the use of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts. Net periodic benefit cost increases as the expected rate of return on Plan assets decreases. Future changes in Plan asset returns, assumed discount rates and other factors related to the participants in the Company’s Plan will impact the Company’s future net periodic benefit cost and liabilities. The Company cannot predict with certainty what these factors will be in the future.

Loss per Common Share

Basic net loss attributable to common stockholders per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share was the same as basic net loss attributable to common stockholders per share for all periods presented, since the effects of any potentially dilutive securities are excluded as they are antidilutive due to the Company’s net losses.

Comprehensive Loss

Comprehensive loss includes net loss, foreign currency translation adjustments, liquidation of a foreign subsidiary, and an employee benefit plan adjustment consisting of changes to unrecognized pension actuarial gains and losses, net of tax.

Fair Value Measurements

The Company determines the fair value of certain assets and liabilities based on assumptions that market participants would use in pricing the assets or liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or the “exit price.” The Company utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value and gives precedence to observable inputs in determining fair value. An instrument’s level within the hierarchy is based on the lowest level of any significant input to the fair value measurement. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The following is a discussion of the levels established for each input.

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

Level 2:  “Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.” The Company does not have any Level 2 financial instruments as of December 31, 2011 and 2010.

Level 3:  “Unobservable inputs for the asset or liability.” These are inputs for which there is no market data available or observable inputs that are adjusted using Level 3 assumptions. Instruments classified as Level 3 at December 31, 2011 include certain convertible promissory notes and a certain guarantee, which are not publically traded and have unobservable inputs. (See Note 8)

There have been no significant transfers into or between Level 1, Level 2 and Level 3 financial instruments during the years ended December 31, 2011 and 2010.

Recently Adopted Accounting Pronouncements

Fair Value Measurements and Disclosures:   On January 1, 2010, the Company adopted an accounting standards update that requires more detailed disclosures regarding employer’s plan assets, including their investment strategies, major categories of plan assets, concentration of risk, and valuation methods used to measure the fair value of plan assets. The Company has included the required disclosures in Note 13, “Retirement Plan.”

In January 2010, the FASB issued new standards for new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on a gross basis information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The standards also clarified existing disclosures regarding level of disaggregation, inputs and valuation techniques. The standards are effective for interim and annual reporting periods beginning after December 15, 2009 and became effective for the Company on January 1, 2010. Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 and became effective for the Company on January 1, 2011. The Company has included the required disclosures in Note 8, “Long-Term Debt and Obligation.”

Revenue Recognition: The Company adopted the newly issued accounting standards for multiple-deliverable revenue arrangements entered into or materially modified on or after January 1, 2011. These new standards affect the determination of when individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. In addition, these new standards modify the manner in which the transaction consideration is allocated across separately identified deliverables, eliminate the use of the residual value method of allocating arrangement consideration and require expanded disclosure. The adoption of these accounting standards did not have a material impact on the Company’s Consolidated Financial Statements.

Goodwill: On January 1, 2011, the Company adopted an accounting standards update that defines when step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts should be performed and modifies step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For reporting units with zero or negative carrying amounts an entity is required to perform step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The adoption of this accounting standards update did not have a material impact on the Company’s Consolidated Financial Statements.

As part of the Company’s annual 2011 goodwill impairment assessment, the Company adopted the new accounting standards that allow an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. In addition an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The adoption of this accounting standard did not have a material impact on the Company’s Consolidated Financial Statements.

Business Combinations: On January 1, 2011, the Company adopted an accounting standards update that clarifies that if comparative financial statements are presented the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The Company has included the required disclosures in Note 3, “Acquisitions.”

Newly Issued Accounting Pronouncements

Fair Value: In May 2011, the FASB issued updated accounting guidance on fair value measurements. The updated guidance will result in common fair value measurement and disclosure requirements between GAAP and IFRS. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and is not expected to have a material impact on the company’s consolidated financial statements.

Comprehensive Income: In June 2011, and subsequently amended in December 2011, the FASB issued final guidance on the presentation of comprehensive income. Under the newly issued guidance, net income and comprehensive income may only be presented either as one continuous statement or in two separate, but consecutive statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The company currently reflects comprehensive loss on the consolidated statement of operations and comprehensive loss and thus adoption of this guidance will not have a material impact on the company's consolidated financial statments.

NOTE 3 — ACQUISITIONS

Choice Acquisition

On February 13, 2011, we entered into an Agreement and Plan of Merger (the "Choice Agreement") by and among Swisher Hygiene, Swsh Merger Sub, Inc., a Florida corporation and wholly-owned subsidiary of Swisher Hygiene, Choice Environmental Services, Inc, and other parties, as set forth in the Choice Agreement. The Choice Agreement provided for the acquisition of the stock of Choice by Swisher Hygiene by way of merger.

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

On March 1, 2011, we closed the acquisition of Choice and issued 8,281,920 shares of our common stock to the former shareholders of Choice, assumed $1.7 million of debt and paid off $39.2 million of Choice debt. In paying the balance on this Choice debt, we incurred a prepayment penalty of $1.5 million which is included in loss on extinguishment of debt in the Consolidated Statement of Operations. Certain shareholders of Choice received $5.7 million in cash for warrants to purchase an additional 918,076 shares of common stock at an exercise price of $6.21, which expired on March 31, 2011 and were not exercised.

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

The following table summarizes the allocation of the purchase price based on the fair value of the acquired assets and assumed liabilities of Choice as of March 1, 2011:

Net assets acquired:
Cash and cash equivalents	$259
Accounts receivable	6,425
Inventory	151
Property and equipment	29,483
Intangible Assets	42,300
Other assets	1,659
Accounts payable and accrued expenses	(8,314)
Long-term obligations	(2,509)
Deferred income tax liabilities	(16,518)
Total net assets acquired	52,936
Goodwill	42,840

Total purchase price	$95,776

Other assets include $0.7 million of notes receivable from Choice shareholders. In addition, the Company's Consolidated Statement of Operations for the year ended December 31, 2011 includes $59.4 million of revenue and $2.3 million of net loss before income taxes from Choice operations since the acquisition date through December 31, 2011.

The Company sold its Waste segment, which consisted principally of Choice, during the fourth quarter of 2012, as more fully described in Note 20, "Subsequent Events."

Other Acquisitions

The following table summarizes the current estimated aggregate fair values of the assets acquired and liabilities assumed at the date of acquisition for the acquisitions made during each of the three years ended December 31, 2011, excluding Choice:

	2011	2010	2009
Number of business acquired	62	9	19

Net assets acquired:
Cash and cash equivalents	$123	$-	$-
Accounts receivable and other assets	11,148	1,276	936
Inventory	9,304	605	220
Property and equipment	24,314	884	676
Other intangibles	66,216	5,568	2,960
Accounts payable and accrued expenses	(12,013)	-	-
Deferred income tax liabilities	(3,856)	(1,856)	(808)
Total net assets acquired	95,236	6,477	3,984
Goodwill	86,759	11,307	4,909
Gain from bargain purchase	(4,359)	-	-

Total purchase price	177,636	17,784	8,893
Less: debt issued or assumed	(24,457)	(12,883)	(7,954)
Less: cash held back	(2,725)	-	-
Less: issuance of shares	(50,721)	-	-
Less: contingent considerations	(1,254)	-	-
Less: non-controlling interests	(29)	-	(100)
Less: earn-outs	(924)	-	-

Cash Paid	$97,526	$4,901	$839

Contingent earn-outs consist of earn-out obligations, which are based on the achievement of negotiated levels of performance by two of our acquired businesses.  One earn-out for $0.6 million was settled in 2012 at a fair value of $0.3 million, while the second earn-out is expected to be settled with quarterly payments totaling $0.4 million ending December 31, 2013.

Contingent consideration consists of stock price protection guarantees on three acquisitions and is recorded at fair value at the date of acquisition. The first was settled in June 2011 for $0.9 million, the second was settled for $1.3 million in May 2011, and the third was settled at $0.1 million in May 2011.

Subsequent to December 31, 2011, the Company acquired four businesses. While the terms, price, and conditions of each of these acquisitions were negotiated individually, consideration to the sellers typically consists of a combination of cash and the issuance of convertible promissory notes. Total consideration paid in connection with the acquisitions of $5.5 million includes cash and the issuance of convertible promissory notes, which may be converted into a maximum of 320,352 shares of Swisher Hygiene common stock subject to certain restrictions, including acceptance by the TSX.

During the year ended December 31, 2011, income of $4.4 million on the accompanying Consolidated Statement of Operations was recorded as "Gain from bargain purchase." See Note 4, "Gain from Bargain Purchase." Because of liquidity issues and the timing of debt maturities in 2011 being experienced by the prior owners of J.F. Daley International LTD. (a chemical manufacturer), the Company was able to acquire the business when the fair value of the identifiable assets acquired and the specified liabilities assumed exceeded the fair value of the consideration transferred. ASC 805-30-30-4 requires that when the fair value of the net assets acquired exceeds the purchase price, resulting in a bargain purchase gain, the acquirer must reassess the reasonableness of the values assigned to all of the net assets acquired, liabilities assumed and consideration transferred. The Company has performed such a reassessment and has concluded that the values assigned to the J.F. Daley International acquisition are reasonable. See Note 4, "Gain from Bargain Purchase" for additional discussion of this bargin purchase transaction.

See Note 20, "Subsequent Events" for additional acquisitions subsequent to December 31, 2011.

Unaudited pro forma supplemental information

The results of operations of acquisitions since their respective acquisition dates are included in the Company’s Consolidated Financial Statements. The Company’s Consolidated Financial Statements include $149.1 million of revenue and $17.3 million of net loss before income taxes from the sixty-three acquisitions made during the year ended December 31, 2011.

The following unaudited pro forma supplemental information presents the financial results as if the sixty-three acquisitions made during the year ended December 31, 2011 had occurred as of January 1, 2010:

	2011	2010
Unaudited pro forma supplemental information:

Revenue	$314,196	$301,869

Loss from operations	$(29,809)	$(4,745)

Proforma adjustments include adjustments for a) additional depreciation and amortization of $6.5 million and $21.1 million for 2011 and 2010, respectively, primarily related to the separately identifiable intangible assets recorded as part of the acquisition, and b) adjustments to eliminate acquisition and merger expenses of $6.1 million and $5.1 million for 2011 and 2010, respectively, pertaining to the costs incurred for these transactions.

The above unaudited pro forma supplemental information has been prepared from the unaudited results of the acquired businesses for comparative purposes and does not purport to be indicative of what would have occurred had these acquisitions been completed on January 1, 2010. Unaudited pro forma supplemental information does not include certain going-forward cost savings and synergies, which may be realized by the combined operations. Accordingly, they may not be indicative of any future results of the Company.

NOTE 4 — GAIN FROM BARGAIN PURCHASE

During the year ended December 31, 2011, the Company recorded income of $4.4 million on the accompanying Condensed Consolidated Statement of Operations as a "Gain from bargain purchase" resulting from the Company's acquisition of J.F. Daley International, LTD. (a chemical manufacturer, referred to as "Daley").  The Company recognized the gain on bargain purchase in accordance with Accounting Standards Codification 805, and particularly sections 805-30-25 and 805-30-30 (collectively, "ASC 805"), based on its analysis described below.

In accordance with ASC 805, before recognizing a gain on bargain purchase, the Company reassessed and concluded that it had identified all of the assets acquired and all of the liabilities assumed. In addition, the Company reviewed the procedures used to measure the amounts to be recognized with respect to identifiable assets acquired and liabilities assumed, as well as the aggregate consideration transferred. The objective of the review was to ensure that the measurements appropriately reflected all available information as of the acquisition date. Based on this review, the Company concluded that the fair value of the consideration transferred in the acquisition of Daley was less than the fair value of the net identifiable assets acquired, resulting in the $4.4 million gain recognized in connection with the acquisition (the "Bargain Purchase").

The Company identified the following primary factors leading to the Bargain Purchase, which presented the Company with a favorable environment to negotiate pricing and purchase terms, which environment may not have been available had these factors not been present:

●	In 2010, Daley lost its largest customer and did not have a timely reaction to the resulting reduced volume or corresponding reduction in its cost structure.
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

NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets have been recognized in connection with the acquisitions described in Note 3, “Acquisitions” and those acquisitions that occurred in prior years. Approximately $81.3 million is not expected to be deductible for income tax purposes as a result of various stock acquisitions.  Changes in the carrying amount of goodwill and other intangibles for each of the Company’s segments during the years ended December 31, 2011 and 2010 were as follows:

		Customer	Non-
		Relationships	Compete
	Goodwill	and Contracts	Agreements	Trademarks	Formulas	Permits
Hygiene
Balance - December 31, 2009	$19,223	$2,766	$814	$-	$-	$-
Accumulated impairment losses	(870)	-	-	-	-	-
Total	18,353	2,766	814	-	-	-

Acquisition/addition	11,307	4,121	1,447	-	-	-
Amortization	-	(1,107)	(372)	-	-	-

Balance - December 31, 2010	29,660	5,780	1,889	-	-	-

Acquisition/addition	76,270	41,701	6,480	2,090	5,000	-
Amortization	-	(4,423)	(1,436)	(113)	(106)	-
Foreign exchange translation	101	82	26	-	-	-

Total Hygiene	106,031	43,140	6,959	1,977	4,894	-

Waste
Acquisition/addition	53,329	36,936	6,950	5,620	-	3,800
Amortization	-	(3,557)	(1,453)	-	-	-

Total Waste	53,329	33,379	5,497	5,620	-	3,800

Balance - December 31, 2011	$159,360	$76,519	$12,456	$7,597	$4,894	$3,800

Gross	$160,230	$85,606	$15,718	$7,710	$5,000	$3,800
Accumulated impairment losses	(870)	-	-	-	-	-
Amortization	-	(9,088)	(3,261)	(113)	(106)	-

Total	$159,360	$76,518	$12,457	$7,597	$4,894	$3,800

For the Hygiene segment, the fair value of the customer relationships and contracts acquired is based on future discounted cash flows expected to be generated from those customers. These customer relationships and contracts will be amortized on a straight-line basis over five to ten years, which is primarily based on historical customer attrition rates and lengths of contracts. The fair value of the non-compete agreements will be amortized on a straight-line basis over the length of the agreements, typically with terms of five years or less.  The fair value of formulas are amortized on a straight-line basis over twenty years.  Trademarks and tradenames are generally indefinite lived intangibles with no amortization.  In instances where there is a finite life remaining on a particular trademark or tradename, the Company amortizes them on a straight-line basis over this period.

For the Waste segment, the fair value of the customer relationships and contracts acquired is based on future discounted cash flows expected to be generated from contracts with municipalities and customers. These customer relationships are being amortized on a straight-line basis over seven years, which is the weighted average of the estimated life of the customers acquired. Contracts will be amortized on a straight-line basis over the remaining life of the contracts including any appropriate renewal periods.  The fair value of the non-compete agreements will be amortized on a straight-line basis over the length of the agreements, typically not exceeding five years.  Trademarks, tradenames and permits are considered to be indefinite lived intangibles and therefore no amortization expense has been recorded.

The Company sold its Waste segment, which consisted principally of Choice, during the fourth quarter of 2012, as more fully described in Note 20, "Subsequent Events." The sale resulted in the removal of the balances of the Waste segment's goodwill, customer contracts and relationships, non-compete agreements, and trademarks and tradenames presented above.

Additional information regarding separately identifiable intangible assets is as follows:

	Weighted-average
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization	Net
At December 31, 2011
Customer relationships and contracts	9	$90,460	$(13,941)	$76,519
Non-compete agreements	4	16,555	(4,099)	$12,456
Formulas	20	5,000	(106)	$4,894
Trademarks	(A)	7,710	(113)	$7,597
Permits	Indefinite	3,800	-	$3,800

Total		$123,525	$(18,259)	$105,266

	Weighted-average
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization	Net
At December 31, 2010
Customer relationships and contracts	5	$11,716	$(5,936)	$5,780
Non-compete agreements	4	2,753	(864)	1,889

Total		$14,469	$(6,800)	$7,669

(A) Indefinite or estimated useful life, if determinable.

Amortization expense was $11.1 million, $1.5 million, and $1.7 million for the fiscal years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, estimated future amortization of separately identifiable intangibles for each of the next five years is: 2012 -$15.7 million, 2013 - $14.9 million, 2014 - $14.3 million, 2015 - $12.2 million and 2016 - $8.9 million, thereafter - $28.1 million.

NOTE 6 — INVENTORY

Inventory is comprised of the following components at December 31, 2011 and 2010:

	2011	2010
Finished goods	$12,319	$2,927
Raw materials	3,105	-
Work in process	353	41

Total	$15,777	$2,968

 NOTE 7 — PROPERTY AND EQUIPMENT

Property and equipment, net as of December 31, 2011 and 2010 consist of the following:

	2011	2010
Items in service	$28,982	$16,280
Equipment, laundry facility equipment and furniture	11,874	2,244
Vehicles - Hygiene	3,402	518
Vehicles - Waste	23,413	-
Containers	6,976	-
Computer equipment	1,699	974
Computer software	7,168	6,408
Building and leasehold improvements	9,788	344
	93,302	26,768
Less: accumulated depreciation and amortization	(21,685)	(15,444)

Property and equipment, net	$71,617	$11,324

Depreciation and amortization expense on property and equipment for the years ended December 2011, 2010, and 2009 was $11.4 million, $3.4 million, and $3.0 million, respectively. The cost and accumulated depreciation of fully depreciated assets are removed from the accounts when assets are disposed.

As of December 31, 2011 and 2010, computer software includes costs of $6.3 million and $5.1 million, respectively, for upgrades to our enterprise risk management system and the development of our technology platform for field service operations, accounting, billing and collections. The accumulated depreciation was $2.5 million and $2.0 million as of December 31, 2011 and 2010, respectively. The weighted average amortization period for capitalized software costs is 7 years. Depreciation and amortization expense for capitalized computer software costs was $0.7 million, $0.9 million, and $0.6 million during the years ended December 31, 2011, 2010, and 2009, respectively. At December 31, 2011, estimated amortization of computer software costs for each of the next five years is: 2012 -$0.9 million, 2013 - $0.9 million, 2014 - $0.9 million, 2015 - $0.4 million and 2016 - $0.3 million, and $0.4 million thereafter.

As of December 31, 2011, property and equipment includes $16.2 million recorded capital leases with $2.8 million in accumulated depreciation. The gross amount of property and equipment recorded under capital leases consists of $8.5 million in equipment, $6.4 million in vehicles, $0.7 million in buildings, $0.3 million in computers, and $0.3 million in dish machines.

NOTE 8 — LONG-TERM DEBT AND OBLIGATIONS

The major components of debt as of December 31, 2011 and 2010 consist of the following:

	2011	2010
$10 million line of credit agreement dated March 2008, interest payable
monthly at one month LIBOR, plus 2.85% (3.11% at December 31, 2010)	$-	$9,947
$15 million line of credit agreement dated June 2008, with interest payable
monthly at one month LIBOR, plus 1.50% (1.76%at December 31, 2010)	-	15,000
$100 million line of credit agreement dated March 2011, maturing in July 2013,
interest rate of 2.8% at December 31, 2011	25,000	-
Acquisition related notes payables	8,558	7,891
Capital lease obligations with related parties	2,331	-
Capital lease obligations	15,587	550
Convertible promissory notes:
6% Note due June 30, 2011	-	5,000
4% Notes at various dates through September 30, 2016	12,596	5,771
Notes payable under Master Loan and Security Agreement, due in monthly installments and maturing in 2012. Interest is payable monthly at a weighted-average interest rate of 8% at December 31,
2011 and December 31, 2010	-	249
Total debt and obligations	64,072	44,408
Amounts due within one year	(14,096)	(13,379)

Long-term debt and obligations	$49,976	$31,029

At December 31, 2011, principal debt payments due for each of the next five years and thereafter are: 2012 -$14.1 million, 2013 - $37.5 million, 2014 - $6.1 million, 2015 - $4.0 million, 2016 - $1.6 million and thereafter – $0.8 million.

Revolving Credit Facilities

In 2010, the Company had a revolving line of credit for a maximum borrowing of up to $10.0 million, maturing January 2012.  Borrowings under the line were used for general working capital purposes, capital expenditures and acquisitions. The line was secured by substantially all the assets of the Company not otherwise encumbered. This credit facility contained various restrictive covenants which limited or prevented, without the express consent of the bank, the making of loans, advances, or other extensions of credit, change in control, consolidation, mergers or acquisitions, issuing dividends, selling, assigning, leasing, transferring, or disposing of any part of the business and incurring indebtedness.

In 2010, the Company also had a $15.0 million revolving credit facility, maturing January 2012.  The credit facility contained various restrictive covenants which limited or prevented, without the express consent of the bank, the making of loans, advances, or other extensions of credit, change in control, consolidation, mergers or acquisitions, issuing dividends, selling, assigning, leasing, transferring or disposing of any part of the business and incurring indebtedness.

As of November 5, 2010, the Company amended the above credit facilities to eliminate all restrictive and financial covenants  included in the credit facilities, except the following: (i) the Company must maintain, at all times, unencumbered cash and cash equivalents in excess of $15,000,000 and (ii) the Company may not without the consent of the lender, incur or permit its subsidiaries to incur new indebtedness or make new investments (except for investments in franchisees) in connection with the acquisition of franchisees and other businesses within its same line of business in excess of $25 million in the aggregate at any time.

In March 2011, the Company entered into a $100.0 million senior secured revolving credit facility (the “Credit Facility”), which replaced the above credit facilities, and matures in July 2013. Borrowings under the Credit Facility are secured by a first priority lien on substantially all existing and subsequently acquired assets, including $25.0 million of cash on borrowings in excess of $75.0 million. Furthermore, borrowings under the facility are guaranteed by all domestic subsidiaries and secured by substantially all assets and stock of domestic subsidiaries and substantially all stock of foreign subsidiaries. Interest on borrowings under the Credit Facility will typically accrue at London Interbank Offered Rate (“LIBOR”) plus 2.5% to 4.0%, depending on the ratio of senior debt to “Adjusted EBITDA” (as such term is defined in the credit facility, which includes specified adjustments and allowances authorized by the lender). During 2011, interest accrued based on LIBOR plus 2.5%. The Company also has the option to request swingline loans and borrowings using a base rate. Interest is payable monthly or quarterly on all outstanding borrowings.

Borrowings and availability under the Credit Facility are subject to compliance with financial covenants, including achieving specified consolidated Adjusted EBITDA levels and maintaining leverage and coverage ratios and a minimum liquidity requirement. The consolidated Adjusted EBITDA covenant, the leverage and coverage ratios, and the minimum liquidity requirements should not be considered indicative of  expectations regarding future performance. The Credit Facility also places restrictions on ability to incur additional indebtedness, to make certain acquisitions, to create liens or other encumbrances, to sell or otherwise dispose of assets, and to merge or consolidate with other entities or enter into a change of control transaction.

In August 2011, the Company entered into an amendment to the Credit Facility that modified the covenants, including an increase in permitted new indebtedness to $40.0 million. Failure to achieve or maintain the financial covenants in the credit facility or failure to comply with one or more of the operational covenants could adversely affect theCompany’s ability to borrow monies and could result in a default under the Credit Facility. The Credit Facility is subject to other standard default provisions.

See Note 20, " Subsequent Events" which discusses subsequent amendments to the credit facility as well as the payoff and termination of the credit facility in conjunction with the sale of the Company's Waste segment in the fourth quarter of 2012.

Equipment Financing

In August 2011, the Company entered into an agreement, which provides financing up to $16.4 million for new and used trucks, carts, compactors, and containers for the Waste segment. The financing consisted  of one or more fixed rate loans that had a term of five years. The interest rate for borrowings under this facility was determined at the time of each such borrowing and was based on a spread over the five year U.S. swap rate. The commitment letter had an expiration date of February 2012, with a renewal option of six months, if approved. During 2011, the Company made borrowings of $8.9 million at an average interest rate of 3.55%.

Separately in August 2011, the Company entered into an agreement to finance new and replacement vehicles for its fleet that allows for one or more fixed rate loans totaling, in the aggregate, no more than $18.6 million. The commitment, which expired in June 2012, was secured by Waste segment’s vehicles and containers. The interest rate for borrowings under this facility were determined at the time of the loan and were based on a spread above the U.S. swap rate for the applicable term, either four or five years. Borrowings under this loan commitment were subject to the same financial covenants as the above $100 million credit facility. During 2011, the Company made borrowings of $6.1 million at an average interest rate of 4.47%.

In addition, in August 2011, the Company obtained an additional line of credit of $25.0 million for new and replacement vehicles for its fleet and obtained a commitment letter to finance information technology and related equipment not to exceed $2.5 million. The interest rate and term for each fixed rate loans were determined at the time of each such borrowing and were based on a spread over the U.S. swap rate for the applicable term. The commitment expires in August 2014. During 2011, there were no borrowings under these agreements.

Acquisition-Related Notes Payable

In connection with certain acquisitions the Company incurred or assumed notes payable as part of the purchase price. Two of the seller notes payable totaling $3.1 million are secured by letters of credit and the remaining notes payable are secured by the Company. At December 31, 2011 and 2010 these obligations bore interest at rates ranging between 2.5% and 4.5%. The obligations mature at various dates through 2019.

Capital lease obligations

The Company has entered into capitalized lease obligations with third party finance companies to finance the cost of certain ware washing equipment. At December 31, 2011 and 2010, these obligations bear interest at rates ranging between 3.55% and 11.11%.

Included in capital lease obligations at December 31, 2011 are $2.3 million of capital leases that were entered into in connection with the acquisition of Choice that have initial terms of five or ten years with companies owned by prior shareholders of Choice to finance the cost of leasing office buildings and properties, including warehouses.

Convertible promissory notes

During 2011 and 2010, the Company issued nine convertible promissory notes with an aggregate principal value of $17.5 million, as part of total consideration paid for acquisitions that were recorded at fair value on the date of issuance. Seven of these notes were converted by the holder at fixed conversion prices between $3.81 and $5.68.  The other two notes were called by the Company and settled with shares at trading prices of $3.54 and $3.74.  The Company issued 4,069,773 shares of common stock and paid $0.8 million cash in connection with these transactions.

During 2011, the Company issued fifteen convertible promissory notes with an aggregate principal value of $9.7 million as part of total consideration paid for acquisitions that were recorded at fair value on the date of issuance, convertible at various dates through 2016. The Company makes quarterly cash payments through each note’s maturity date, which are currently approximately $1.0 million in the aggregate. The ability to settle these notes with shares exist at the Company’s election only into a maximum of 2,503,501 shares of common stock. The Company may settle these notes at any time prior to and including the maturity date any portion of the outstanding principal amount, plus accrued interest in a combination of cash and shares of common stock. To the extent that the Company’s common stock is part of such settlement, the settlement price is the most recent closing price of the Company’s common stock on the trading day prior to the date of settlement. If these notes were all settled at December 31, 2011, the Company would issue approximately 2,471,000 shares of common stock.

During 2011, the Company issued two convertible promissory notes with an aggregate principal value of $3.4 million as part of total consideration paid for acquisitions and were recorded at fair value on the date of issuance, maturing in 2012 and 2013. The holder may convert all or a portion of the principal and interest into shares of the Company’s common stock at any time, but not later than the maturity date at a fixed conversion rate of $5.00 per share. In addition, the Company may deliver at any time prior to and including the maturity date any portion of the outstanding principal and accrued interest in shares of common stock. The conversion price at which the principal and accrued interest subject to settlement would be converted to common stock is the lesser of (i) the volume weighted average price for the five trading days on NASDAQ immediately prior to the date of conversion, and (ii) and the fixed conversion rate; provided, however, that the closing price per share of common stock as reported on NASDAQ on the trading day immediately preceding the date of conversion is not less than $5.00. The notes are convertible by the holder into a maximum of 675,040 shares of the Company’s common stock. If these notes were converted at December 31, 2011, the Company would issue approximately 536,000 shares of the Company’s common stock.

The Company records certain of these notes at fair value and adjusts their carrying value to fair value at each subsequent period.

Fair value measurements

The fair value of the above convertible promissory notes issued as part of business combinations is based primarily on a Black-Scholes pricing model. The significant management assumptions and estimates used in determining the fair value include the expected term and volatility of the Company’s common stock. The expected volatility is based on an analysis of industry peer’s historical stock price over the term of the notes as the Company currently does not have sufficient history of its own stock volatility, which was estimated at approximately 25%. Subsequent changes in the fair value of these instruments are recorded in other expenses, net on the Consolidated Statements of Operations. Future movement in the market price of the Company’s stock could significantly change the fair value of these instruments and impact our earnings.

The convertible promissory notes are Level 3 financial instruments since they are not traded on an active market and there are unobservable inputs, such as expected volatility used to determine the fair value of these instruments.

In addition, during 2011, the Company issued an earn-out that is to be settled in shares within one year from the date of acquisition or once the acquired business’s revenue achieves an agreed upon level. The number of shares that could be issued varies based on the achievement of agreed upon revenue metrics.

The following table is a reconciliation of changes in fair value of the notes that are marked to market each subsequent reporting period, and have been classified as Level 3 in the fair value hierarchy for the years ended December 31, 2011 and 2010 (See Note 2, “Summary of Significant Accounting Policies” for further discussion of the fair value hierarchy utilized):

	2011	2010

Balance at beginning of period	$5,771	$-
Issuance of convertible promissory notes and earn-out	13,071	5,494
Settlement/conversion of convertible promissory notes	(20,371)	-
Net losses included in earning	4,658	277

Balance at end of period	$3,129	$5,771

The amount of gains (losses) included in earnings attributable to the change in gains (losses) relating to liabilities still held
at the end of the period	$485	$(277)

The above balance represents the value of convertible notes that are subject to continual remeasurment and mark to market accounting and is included in the $12.6 million balance for all of the Company's convertible promissory notes at December 31, 2011.

NOTE 9 — ADVANCES FROM SHAREHOLDERS

In August 2010, the Company borrowed $2.0 million for working capital purposes, pursuant to an unsecured note payable to one of its shareholders that bears interest at the short-term Applicable Federal Rate.  The balance outstanding as of December 31, 2011 and 2010 is $2.0 million. The note was paid in full following the sale of Choice in November 2012, which is discussed more fully in Note 20 "Subsequent Events".

As of the date of the Merger, the Company had borrowed $21.4 million under an unsecured note payable to one of its shareholders. The note bore interest at the one month LIBOR plus 2%. Interest accrued on the note was included in accrued expenses and was $0.8 million as of the date of the Merger. These advances plus accrued interest were converted into equity upon completion of the Merger.

The Company borrowed $1.3 million from one of its shareholders pursuant to an unsecured note that bore interest at the short-term Applicable Federal Rate. These funds were used to make certain acquisitions made by the Company prior to the Merger. The note matured at the effective time of the Merger and was repaid to the shareholder in connection with the closing.

In 2009, another shareholder made non-interest bearing advances to the Company of $0.8 million, which were repaid in March 2010.

NOTE 10 — RELATED PARTY TRANSACTIONS

The Company agreed to pay an entity, related by common ownership with one of the shareholders, a fee for services provided, including product development, marketing and branding strategy, and management advisory services. During 2011, the Company paid this entity a service fee of $2,500 per month and $0.1 million for services performed in 2010. In 2009, the entity waived its rights to $0.5 million in fees which was recorded as forgiveness of debt in other expense in the 2009 Consolidated Statement of Operations.

During the year ended December 31, 2011, the Company purchased $4.0 million of chemical products from two entities owned, in full or in part, by a Company employee. At December 31, 2011, the Company has $1.1 million included in accounts payable to these entities.

At December 31, 2011, the Company had receivable balances of $2.1 million due from former owners of two acquisitions. Subsequent to December 31, 2011, a substantial majority of this balance has been collected.

During the year ended December 31, 2011, the Company was obligated to make lease payments pursuant to certain real property and equipment lease agreements with employees that were former owners of acquired companies. During 2011, the Company paid $0.7 million related to these leases.

At December 31, 2011, the Company had a liability of $0.2 million related to the funding of the 401(k) Profit Sharing Plan of an acquisition.

In connection with the acquisition of Choice, we entered into capital leases that have initial terms of five or ten years with companies owned by shareholders of Choice, to finance the cost of leasing office buildings and properties, including warehouses. The fair value of these leased properties of $2.9 million is included in property and equipment and will be depreciated over the term of the respective leases. Refer to Note 8 "Long-Term Debt and Obligations" for further discussion.

The Company sold its Waste segment, which consists principally of Choice, during the fourth quarter of 2012, as more fully described in Note 20, "Subsequent Events" and in connection therewith, transferred all remaining capital lease obligations to the buyers.

NOTE 11 — INCOME TAXES

Net loss before income taxes for the years ended December 31, 2011 and 2010 includes:

	2011	2010

Domestic	$(40,837)	$(15,846)
Foreign	(275)	(24)

Net loss before tax	$(41,112)	$(15,870)

The components of the provision for income taxes for the years ended December 31, 2011 and 2010 includes:

	2011	2010

Current Federal, state and foreign	$100	$-
Deferred:
Federal and state	(15,692)	1,537
Foreign	(174)	163
Total provision for income tax	$(15,766)	$1,700

A reconciliation of the statutory U.S. Federal income tax rate to the Company’s effective income tax rate for the year ended December 31, 2011 and December 31, 2010 is as follows:

	2011	2010

U.S. Federal statutory rate	35%	35%
State and local taxes, net of Federal benefit	3%	4%
Period not subject to income taxes	-	(22)%
Debt Conversion Costs	(4)%	-
Non-deductible merger expenses	(1)%	(9)%
Establishment of deferred tax liabilities upon
conversion to taxable status	-	(10)%
Change in deferred tax asset valuation	5%	(9)%

Effective income tax rate	38%	(11)%

Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets and liabilities are as follows:

	2011	2010
Deferred tax assets
Net operating loss carryforward	$17,492	$1,109
Basis difference in other intangible assets	-	2,124
Stock based compensation	1,597	150
Allowance for uncollectible receivables	790	249
Other	1,241	320
Total deferred income tax assets	21,120	3,952
Valuation allowance	-	(2,368)
Net deferred tax assets	21,120	1,584

Deferred tax liabilities
Basis difference in property and equipment	9,818	1,584
Basis difference in goodwill	1,440	1,700
Basis difference in other intangibles	15,879	-
Other	43	-
Total deferred tax liabilities	27,180	3,284

Total net deferred income tax liabilities	$6,060	$1,700

The total net deferred income tax liabilities includes $1.1 million of deferred tax assets, which are included in other current assets in the accompanying 2011 consolidated balance sheet.

As a result of the Merger, the Company converted from a corporation taxed under the provisions of Subchapter S of the Internal Revenue Code to a tax-paying entity and accounts for income taxes under the asset and liability method. As of the date of the Merger, deferred tax balances were recorded. For the year ended December 31, 2010 there were deferred tax liabilities that relate to goodwill which is an indefinite lived asset. For purposes of determining the Company's net deferred tax positions for the respective years, the deferred tax liability associated with indefinite lived assets may not be offset with deferred tax assets related to definite lived assets.

The Company has incurred significant net losses for financial reporting purposes. Recognition of deferred tax assets will require generation of future taxable income. A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance estimated at $2.4 million as of December 31 2010 was necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. During 2011, the Company reversed the valuation allowance of $2.4 million as a result of the Company’s expectation that it will fully recognize the benefit of all of its deferred tax assets through the generation of future taxable income which would arise from the deferred tax liabilities excluding deferred tax liabilities related to indefinite lived assets that were recognized during the year which are mostly related to the acquisition of Choice in March 2011.

At December 31, 2011 and 2010, net operating loss (“NOL”) carryforwards for federal income tax purposes were $45.3 million and $3.7 million, which will begin to expire in 2030.

Prior to the Merger on November 2, 2010, Coolbrands and its inactive U.S. subsidiaries had significant NOL carryforwards for Canadian and U.S. income tax purposes for which a full valuation allowance had been established due to the uncertainty regarding future realization. As a result of the Merger, the Company believes that the redomestication to the U.S. of the Canadian company’s operations as well as the effect of an ownership change in the U.S. subsidiaries have rendered these NOL carryforwards unusable in the future and accordingly, no deferred tax assets have been provided.

As of the Merger date, the cumulative timing differences between book income and taxable income were recorded. A full valuation allowance was provided against the deferred tax benefit attributable to the net loss from operations. The opening balance of our net deferred taxes was recorded as income tax expense in the Consolidated Financial Statements.

For the year ended December 31, 2010, we recorded $1.7 million of income tax expense because the deferred tax liability related to goodwill, an indefinite lived asset, cannot be offset against our deferred tax assets related to finite lived assets. For the year ended December 31, 2011, we recorded $15.8 million of income tax benefit.  The income tax benefit primarily related to the release of a $2.4 million valuation allowance recorded on deferred tax assets associated with net operating loss carryforward from 2010 and the current net operating loss incurred during 2011.

We have no uncertain tax positions recorded, therefore, there would be no impact to the effective tax rate. The Company includes interest and penalties accrued in the Consolidated Financial Statements as a component of interest expense. No significant amounts were required to be recorded as of December 31, 2011, 2010 and 2009. As of December 31, 2011, tax years of 2007 through 2010 remain open to inspection by the Internal Revenue Service. We do not expect that the total amounts of unrecognized tax benefits will significantly increase over the next 12 months.

NOTE 12 — EQUITY MATTERS

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

Stock Based Compensation

In November 2010, our board of directors approved, subject to shareholder approval, the Swisher Hygiene Inc. 2010 Stock Incentive Plan (the “Plan”) to attract, retain, motivate and reward key officers and employees. The Plan, which was approved by shareholders in May 2011 allows for the grant of stock options, restricted stock units and other equity instruments up to a total of 11,400,000 shares of Company’s common stock.

All options are exercisable at a price equal to the fair market value of the Company’s common stock on the date of grant.  Options generally vest in four equal annual installments beginning on the first anniversary of the grant date and generally expire ten years from the date of grant.  Restricted stock units are issued at the fair market value of the Company’s generally vest over four years with the first vesting occurring twelve months after the award and the remaining vesting occurring on the subsequent anniversary dates of the award.  Recipients of both options and restricted stock units may not sell or transfer their shares until the recipient receives the shares underlying the award.

Stock Option Activity

A summary of the Company’s stock option activity and related information for 2011 and 2010 is as follows:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaing Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Balance as of Novermber 2, 2010 (a)	880,000	$0.79
Options granted	972,011	$4.18
Options cancelled	(53,469)	$4.18

Balance at December 31, 2010 (a)	1,798,542	$2.52
Options granted	2,598,075	$5.70
Options cancelled	(450,293)	$5.65
Options exercised	(705,000)	$0.88

Balance at December 31, 2011	3,241,324	$5.02	8.8	$4.2

Expected to Vest after December 31, 2011	1,763,099	$5.33	9.2	$11.1
Exercisable at December 31, 2011	438,602	$4.25	8.9	$0.5

Note (a)
Includes 880,000 options previously issed by CoolBrands that were outstanding at the time of the Merger. Such options were not issued under the Plan.

The aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable.

In connection with the Merger, options previously issued by CoolBrands that were outstanding at the date of the Merger were fully vested and all related compensation expense was recognized by CoolBrands prior to November 2, 2010, the Merger date.  During 2011, 705,000 options were exercised at a weighted average price of $0.88 and an aggregate intrinsic value of $3.3 million. At December 31, 2011, 175,000 options remain outstanding and exercisable at a weighted average price of $0.49, weighted average remaining contractual life of 1.8 years and an aggregate intrinsic value of $0.6 million.  At December 31, 2010, 880,000 options were outstanding and exercisable at a weighted average price of $0.79, a weighted average remaining contractual life of 3.2 years, and an aggregate intrinsic value of $3.5 million.

The exercise prices for options granted during 2011 ranged from $3.63 - $8.85 per share.

Restricted Stock Units

A summary of the Company’s restricted stock activity for 2011 and 2010 is as follows:

		Weighted-	Aggregate
	Number of	Average	Intrisic
	Restricted	Grant Date	Value
	Stock Units	Fair Value	(in millions)

Balance as of November 2, 2010	-		$-
Granted	2,502,820	$4.18
Forfeited	(145,133)	$4.18

Balance at December 31, 2010	2,357,687	$4.18	$11.2
Granted	1,301,459	$6.00
Vested	(650,955)	$4.18
Forfeited	(259,225)	$4.34

Balance at December 31, 2011	2,748,966	$5.03	$12.7

The fair value as of the grant date for restricted stock units issued in 2011 ranged from $3.70 - $8.77 and in 2010 was $4.18.  No restricted stock units vested in 2010.

Stock Based Compensation

Stock based compensation cost for restricted stock units is measured based on the closing fair market value of the Company’s common stock on the date immediately preceding the grant. Stock based compensation cost for stock options is estimated at the grant date based on the fair-value as calculated by the Black-Scholes option-pricing model with the following assumptions:

	2011	2010

Expected dividend yield	-	-
Risk free interest rate	1.2% - 2.5%	1.2%-2.5%
Expected volatility	30.7%	30.7%
Expected life (years)	6.25	6.25

The risk-free interest rate is determined based on a yield curve of U.S. treasury rates based on the expected life of the options granted. The expected volatility is based on an analysis of industry peers historical stock price and the terms of the equity awards, as we currently do not have sufficient history of our own stock volatility. The expected life is based on the simplified method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected life of our stock options. The Company estimates forfeitures based on historic turnover by relevant employee categories.  The Company recognizes stock based compensation on a straight line basis over the requisite service period.

The Company granted 2,598,075 and 972,011 stock options during 2011 and 2010, respectively. The weighted-average grant date fair value per share of stock options granted during 2011 and 2010 was $2.02 and $1.44, respectively.

The Company granted 1,301,459 and 2,502,820 restricted stock units during 2011 and 2010 respectively.  The weighted average grant date fair market value per share of restricted stock units during 2011 and 2010 was $6.00 and $4.18 respectively.

For the years ending December 31, 2011 and 2010, the Company recognized stock based compensation expense of $4.6 million and $0.4 million, respectively, in the Consolidated Statement of Operations for both stock options and restricted stock units.

Warrants

In November 2006, the board of directors of CoolBrands issued to a director of the Company, and certain parties related to the director, warrants to purchase up to 5,500,000 common shares of CoolBrands at an exercise price of $0.50 in Canadian dollars per warrant. As part of the Merger the holder of the warrants would be entitled to receive common shares of Swisher Hygiene Inc. in lieu of common shares of CoolBrands upon exercise of the warrants. In May 2011, all the warrants were exercised and as a result, we received cash of approximately $2.8 million in U.S dollars.

NOTE 13 — RETIREMENT PLAN

An acquired subsidiary of CoolBrands maintained a defined benefit pension plan ("Plan") covering substantially all salaried and certain executive employees. Subsequent to the acquisition in 2000, all future participation and all benefits under the Plan have been frozen. The Plan provides retirement benefits based primarily on employee compensation and years of service up to the date of acquisition. As part of the Merger, on November 2, 2010, Swisher recorded the net underfunded pension obligation of $0.6 million.

The following table reconciles the changes in benefit obligations and Plan assets as of December 31, 2011 and 2010 and reconciles the funded status to accrued benefit cost at December 31, 2011 and 2010:

Benefit Obligation (In thousands)

At November 2, 2010	$2,512
Interest cost	21
Actuarial loss	(8)
Benefit payments	(16)

At December 31, 2010	2,509
Interest cost	132
Actuarial loss	615
Benefit payments	(99)

At December 31, 2011	$3,157

Plan Assets (In thousands)

At November 2, 2010	$1,951
Actual return on plan assets	89
Benefit payments	(16)

At December 31, 2010	2,024
Actual return on plan assets	(149)
Employer contributions	57
Benefit payments	(99)

At December 31, 2011	$1,833

As of December 31, 2011 and 2010, the net underfunded status of the defined benefit plan is $1.3 million and $0.5 million, respectively, which is recognized as accrued benefit cost in other long-term liabilities on the Consolidated Financial Statements.  For the period year ended December 31, 2011 there is an unrecognized loss of $0.9 million recorded in accumulated other comprehensive loss in the consolidated financial statements.  For the period November 2, 2010 through December 31, 2010, there was an unrecognized gain of $0.1 million recorded in accumulated other comprehensive loss in the consolidated financial statements.

The following table provides the components of the net periodic benefit cost for each of the respective fiscal years:

	2011	2010
	(In thousands)

Interest cost	$132	$21
Expected return on Plan assets	(150)	(23)

Net periodic benefit income	$(18)	$(2)

The key assumptions used in the measurement of the benefit obligation are the discount rate and the expected return on Plan assets for each of the respective years are:

	2011	2010

Discount rate	4.2%	5.4%
Expected return on Plan assets	7.5%	7.5%

The rate used to discount pension benefit plan liabilities was based on the Aa-grade non-callable bonds discount curve at December 31, 2011 and 2010. The estimated future cash flows for the pension obligation were matched to the corresponding rates on the yield curve to derive a weighted average discount rate.

The expected return on Plan assets was developed by determining projected stock and bond returns and then applying these returns to the target asset allocations of the employee benefit trusts, resulting in a weighted average return on Plan assets. The actual historical returns of the Plan assets were also considered.

Based on the latest actuarial report as of December 31, 2011 the Company expects that there will be a minimum regulatory funding requirements of $0.1 million that will need to be made during fiscal 2012.

Expected benefit payments under the Plan over future years are: 2012 – $0.1 million, 2013 - $0.1 million, 2014 - $0.1 million, 2015 - $0.1 million, 2016 - $0.1 million and 2017 to 2021 – $0.8 million.

Plan Assets

The Company’s investment strategy is to obtain the highest possible return commensurate with the level of assumed risk. Investments are well diversified within each of the major asset categories. The Company’s allocation of Plan assets and target allocations are as follows:

	Fair Value Measurements
	Level 1 as of December 31,
	2011	2010
Equities:
U. S.	$901	$1,058
International	634	661
Fixed Income	231	188
Cash, cash equivalents and other	67	117

Total	$1,833	$2,024

The U.S. and International equities are actively traded on a public exchange. The fixed income securities are corporate and government bonds that are valued based on prices in active markets for identical transactions and are considered Level 1 assets. There were no Plan assets categorized as Level 2 or Level 3 as of December 31, 2011 or 2010. There were no significant transfers between Level 1, 2, or Level 3 during the fiscal years 2011 or 2010. See Note 2, “Summary of Significant Accounting Policies” for a description of the fair value hierarchy.

NOTE 14 — LOSS PER SHARE

Net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. The following were not included in the computation of diluted net loss per share for 2011 as their inclusion would be antidilutive:

●	Warrants to purchase 5,500,000 shares of common stock at $0.50 per share that were exercised in May 2011 for the period prior to exercise during 2011.

●	Stock options and unvested restricted units to purchase 1,346,512 shares of common stock.

The following were not included in the computation of diluted net loss per share for 2010 as their inclusion would be antidilutive:

●	Warrants to purchase 5,500,000 shares of common stock at $0.50 per share.

●	Stock options to purchase 880,000 shares of common stock.

●	Stock options and unvested restricted units to purchase 3,376,168 shares of common stock; and

For the year ended December 31, 2009, there were no securities that were not included in the computations of diluted net loss attributable to common stockholders per share because their inclusion would be antidilutive.

NOTE 15 — SEGMENTS

On March 1, 2011, the Company completed its acquisition of Choice and as a result of the acquisition of Choice, the Company has two operating segments: (1) Hygiene and (2) Waste. The Company’s Hygiene operating segment primarily provides commercial hygiene services and products throughout much of the United States, and additionally operates a worldwide franchise and license system to provide the same products and services in markets where Company owned operations do not exist. The Company’s Waste segment primary consists of the operations of Choice and acquisitions of solid waste collection businesses that provide a complete range of solid waste and recycling collection, transportation, processing, and disposal services. Prior to the acquisition of Choice, the Company managed, allocated resources, and reported in one segment.

The following table presents financial information for each of the Company’s reportable segments for and as of the year ended December 31, 2011.

	Hygiene	Waste	Consolidated

Revenue	$160,617	$59,367	$219,984
Cost of sales	67,942	17,054	84,996
Route expenses	33,254	20,468	53,722
Selling, general and administrative expenses (including mergers)	83,161	12,739	95,900
Gain from bargain purchase	(4,359)	-	(4,359)
Loss from extinguishment of debt	-	1,500	1,500
Depreciation and amortization	12,690	9,684	22,374
Loss from operations	(32,071)	(2,078)	(34,149)
Expense and other, net	(6,742)	(221)	(6,963)
Net loss before income taxes	$(38,813)	$(2,299)	$(41,112)

Capital expenditures	$15,155	$2,808	$17,963

Total assets at December 31, 2011	$318,303	$145,522	$463,825

The Company sold its Waste segment during the fourth quarter of 2012 as more fully described in Note 20, "Subsequent Events."

NOTE 16 — GEOGRAPHIC INFORMATION

The following table includes our revenue from geographic locations for the years ended December 31, 2011, 2010 and 2009 were:

Geographic Information

	2011	2010	2009
Revenue
United States	$209,485	$61,327	$55,008
Foreign countries	10,499	2,325	1,806

Total revenue	$219,984	$63,652	$56,814

The following table summarizes our Canadian subsidiaries long-lived assets as of December 31, 2011 and 2010:

	2011	2010
Long-Lived Assets
Property and equipment, net	$285	$116
Goodwill	$3,142	$2,423
Other intangibles, net	$3,408	$4,231

NOTE 17 — COMMITMENTS AND CONTINGENCIES

In connection with a distribution agreement entered into in December 2010, the Company provided a guarantee that the distributor’s operating cash flows associated with the agreement would not fall below certain agreed-to minimums, subject to certain pre-defined conditions, over the ten year term of the distribution agreement. If the distributor’s annual operating cash flow does fall below the agreed-to annual minimums, the Company will reimburse the distributor for any such short fall up to $1.5 million per year. No value was assigned to the fair value of the guarantee at December 31, 2011 and 2010 based on a probability assessment of the projected cash flows. Management currently does not believe that it is probable that any amounts will be paid under this agreement and thus there is no amount accrued for the guarantee in the Consolidated Financial Statements. This liability would be considered a Level 3 financial instruments given the unobservable inputs used in the projected cash flow model. See Note 2, “Summary of Significant Accounting Policies” for the fair value hierarchy.

The Company also entered into a Manufacturing and Supply Agreement in conjunction with its acquisition of Sanolite and Cavalier in July of 2011. The agreement, which was scheduled to expire on December 31, 2012 but was extended for an additional six month period, stipulates pricing adjustments, up or down, on the first of the month based on the vendor's actual average product costs incurred during the prior month. Additional product payments made by the Company due to  the vendors pricing adjustment as a result of this agreement have not been significant and have not represented costs materially above the going market price for such product.

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company leases its headquarters and other facilities, equipment and vehicles under operating leases that expire at varying times through 2017. Future minimum lease payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2011 are: 2012 - $3.9 million, 2013 - $3.0 million, 2014 - $2.1 million , 2015 - $1.7 million, 2016 and thereafter - $1.3 million.

Total rent expense for operating leases, including those with terms of less than one year was $5.6 million, $2.2 million, and $2.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 18 — QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
2011
Revenue	$27,285	$51,915	$67,408	$73,376	$219,984
Gross profit (1)	$17,277	$33,578	$40,744	$43,389	$134,988
Loss from operations	$(10,140)	$(8,287)	$(2,300)	$(13,422)	$(34,149)
Net loss	$(5,998)	$(8,093)	$(1,870)	$(9,385)	$(25,346)
Basic and diluted loss per share	$(0.05)	$(0.05)	$(0.01)	$(0.05)	$(0.16)

2010
Revenue	$14,729	$15,164	$16,061	$17,699	$63,652
Gross profit (1)	$9,420	$9,710	$9,953	$10,972	$40,055
Loss from operations	$(1,304)	$(1,415)	$(3,765)	$(8,629)	$(15,113)
Net loss	$(1,595)	$(1,770)	$(4,135)	$(10,070)	$(17,570)
Basic and diluted loss per share	$(0.03)	$(0.03)	$(0.07)	$(0.11)	$(0.26)

(1) Revenue less cost of sales

NOTE 19 — OTHER EXPENSE

Other expense consists of the following for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009

Interest Income	$(185)	$(100)	$(55)
Interest Expense	2,711	1,400	1,063
Realized and unrealized loss on fair value of convertible notes	4,658	277	-
Foreign Currency	(55)	(820)	(34)
Loss from impairment	116	-	30
Other	(282)	-	(594)
Total other expenses	$6,963	$757	$410

NOTE 20 — SUBSEQUENT EVENTS

Acquisitions

During 2012, we have acquired four businesses.  While the terms, price, and conditions of each of these acquisitions were negotiated individually, consideration to the sellers consists of a combination of cash and convertible promissory notes having an interest rate of four percent with maturities of up to 48 months.  Aggregate consideration paid for the acquired businesses was approximately $5.5 million consisting of $4.4 million in cash and $1.1 million in convertible promissory notes.

Revolving Credit Facility

During 2012, we amended our credit facility with Wells Fargo Bank, National Association on each of April 12, 2012, May 15, 2012, June 28, 2012, July 30, 2012, August 31, 2012, September 27, 2012, and October 31, 2012, in each case, the adjustment was primarily to extend the dates by which we were required to file our Form 10-K for the year ended December 31, 2011 and Forms 10-Q for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012, and to avoid potential defaults for not timely filing these reports. In addition, the August 31, 2012 amendment reduced the Company’s maximum borrowing limit to $50.0 million provided that the Company met certain borrowing base requirements. The September 27, 2012 amendment further reduced the Company’s maximum borrowing limit to $25.0 million provided that the Company met certain modified borrowing base requirements. The October 31, 2012 amendment required the Company to place certain amounts in a collateral account under the sole control of the administrative agent to meet the Company’s unencumbered liquidity requirements. In connection with the sale of our Waste segment on November 15, 2012, we paid off the credit facility which resulted in the termination of the credit facility.

Audit Committee Review and Restatements

On March 21, 2012, Swisher's Board of Directors (the "Board") determined that the Company's previously issued interim financial statements for the quarterly periods ended June 30, 2011 and September 30, 2011, and the other financial information in the Company's quarterly reports on Form 10-Q for the periods then ended should no longer be relied upon.  Subsequently, on March 27, 2012, the Audit Committee concluded that the Company's previously issued interim financial statements for the quarterly period ended March 31, 2011 should no longer be relied upon. The Board and Audit Committee made these determinations in connection with the audit committee's then ongoing review into certain clearity matters. We refer to the interim financial statements and the other financial information described above as the "Prior Financial Information."

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

On February 19, 20, and 21, 2013, respectively, the Company filed amended quarterly reports on Form 10-Q/A for the quarterly periods ended March 31, 2011, June 20, 2011, and September 30, 2011 (the "Affected Periods"), including restated financial statements for the Affected Periods, to reflect adjustments to previously reported financial information.

		Restatement
	As Reported	Adjustments	As Restated
	(In thousands)

Total assets	$452,012	$3,861	$455,873

Total liabilities	$100,988	$6,196	$107,184

Total equity	$351,024	$(2,335)	$348,689

Revenue	$146,277	$331	$146,608

Net loss	$(14,098)	$(1,861)	$(15,959)

Loss per share	$(0.09)	$(0.01)	$(0.10)

During 2012, we incurred in excess of $6.0 million directly attributable to the Audit Committee's investigation process.  In addition, during 2012 and through February 15, 2013, we incurred an additional $12.0 million in review-related expenses, including fees for additional audit work, accounting review, IT consulting, legal representation, and valuation services.

Convertible Promissory Notes

As of December 31, 2011, 17 convertible promissory notes with an aggregate principal amount of $12.5 million were outstanding.  These notes can be convertible into up to an aggregate of 3.2 million shares of the Company's common stock.

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

On May 21, 2012, a shareholder derivative action was brought against Steven Berrard, Michael J. Kipp and the Company's directors for alleged breaches of fiduciary duty by another purported Company shareholder in the U.S. District Court for the Southern District of New York. In this derivative action, the plaintiff seeks to recover for the Company damages arising out of a possible restatement of the Company's financial statements.

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

On October 18, 2012, the Western District of North Carolina held an Initial Pretrial Conference which it appointed lead counsel and lead plaintiffs for the securities class actions, and set a schedule for the filing of a consolidated class action complaint and defendants’ time to answer or otherwise respond to the consolidated class action complaint. The Western District of North Carolina stayed the derivative action pending the outcome of the securities class actions.

The Company has been contacted by the staff of the Atlanta Regional Office of the Securities and Exchange Commission ("SEC") and by the United States Attorney's Office for the Western District of North Carolina (the "U.S. Attorney's Office") after publicly announcing the Audit Committee's internal review and the delays in filing our periodic reports. The Company has been asked to provide information about these matters on a voluntary basis to the SEC and the U.S. Attorney's Office. The Company is fully cooperating with the SEC and the U.S. Attorney's Office. Any action by the SEC, the U.S. Attorney's Office or other government agency could result in criminal or civil sanctions against the Company and/or certain of its current or former officers, directors or employees.

Sale of Waste Segment

On November 15, 2012, the Company completed a stock sale of Choice and other acquired businesses, including Lawson and Central/CCI, that comprise the Waste segment, to Waste Services of Florida, Inc. for $123.3 million. The stock purchase agreement contains earn-out provisions that could provide additional sale proceeds to the Company up to $1.8 million upon achievement of a predetermined revenue target and is also subject to customary purchase price adjustments, including revenue and EBITDA metrics. Ten percent of the purchase price is subject to a holdback and adjustment upon delivery of audited financial statements to the buyer.

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

The following unaudited pro forma supplemental information presents the financial results of the Company for the year ended December 31, 2011as if the purchase of Choice, which comprised the Waste segment at that time, had not occurred on March 1, 2011 and also includes a valuation allowance for the deferred tax asset described in the previous paragraph. This unaudited pro forma supplemental information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the purchase of Choice not occurred on March 1, 2011, nor is the unaudited pro forma supplemental information indicative of any future results:

Unaudited Pro Forma Supplemental Information:	Year Ended December 31,
	2011	2010

Revenue	$160,617	$63,652
Costs and expenses	(195,008)	(78,765)
Loss from operations	(34,391)	(15,113)
Other expense, net	(6,742)	(757)
Net loss before income taxes	(41,133)	(15,870)
Income tax benefit (expense)	(1,107)	(1,700)

Net loss	$(42,240)	$(17,570)

Loss per share
Basic and diluted	$(0.27)	$(0.26)

Weighted-average common shares used in the computation of loss per share

Basic and diluted	159,057,582	66,956,371

The weighted-average common shares used in the computation of loss per share does not include any adjustments for shares issued in the acquisition of Choice and other waste segment acquisitions to increase comparability in future periods as these shares will remain outstanding.

SWISHER HYGIENE INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2011

In thousands	Balance at the Beginning of the Year	Charged to Costs and Expenses	Deductions from Allowance	Balance at the End of the Year

December 31, 2011
Allowances for receivables	$364	$2,979	$842	$2,501
Other allowances	100	371	-	471

	$464	$3,350	$842	$2,972
December 31, 2010
Allowances for receivables	$334	$183	$153	$364
Other allowances	-	100	-	100

	$334	$283	$153	$464
December 31, 2009
Allowances for receivables	$565	$284	$515	$334

SWISHER HYGIENE INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit
Number	Description

21.1	Subsidiaries of Swisher Hygiene Inc.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**
101.LAB	XBRL Taxonomy Extension Label Linkbase.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

*	Furnished herewithin.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.