Form 10-Q
period 2012-03-31
Swisher Hygiene Inc.
filed 2013-03-11
CIK 1504747

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _____________.

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

Number of shares outstanding of each of the registrant's classes of Common Stock at March 4, 2013: 175,157,404 shares of Common Stock, $0.001 par value per share.

SWISHER HYGIENE INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

i

Tables of Contents
PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
ASSETS	2012	2011
Current assets
Cash and cash equivalents	$49,222	$70,508
Accounts receivable (net of allowance for doubtful accounts of $2,392 at March 31, 2012 and $2,185 at December 31, 2011)	27,625	27,747
Inventory	15,676	15,689
Assets of discontinued operations	140,932	141,726
Other assets	2,787	2,619
Total current assets	236,242	258,289
Property and equipment, net	43,598	38,954
Goodwill	107,586	106,036
Other intangibles, net	56,262	56,958
Deferred income tax assets	14,731	14,579
Other noncurrent assets	3,903	3,588
Total assets	$462,322	$478,404

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$32,710	$34,450
Long-term debt and obligations due within one year	13,728	13,566
Advance from shareholder	2,000	2,000
Liabilities of discontinued operations	33,391	33,588
Total current liabilities	81,829	83,604
Long-term debt and obligations	44,659	47,267
Other long-term liabilities	3,586	3,677
Total noncurrent liabilities	48,245	50,944

Commitments and contingencies (Note 15)

Stockholders' equity
Swisher Hygiene Inc. stockholders’ equity
Preferred stock, par value $0.001, authorized 10,000,000 shares; no shares issued and outstanding at March 31, 2012 and December 31, 2011	-	-
Common stock, par value $0.001, authorized 600,000,000 shares; 174,840,387 and 174,810,082
shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	175	175
Additional paid-in capital	380,481	378,824
Accumulated deficit	(47,591)	(34,330)
Accumulated other comprehensive loss	(839)	(835)
Total Swisher Hygiene Inc. stockholders’ equity	332,226	343,834
Non-controlling interest	22	22
Total stockholders' equity	332,248	343,856
Total liabilities and stockholders' equity	$462,322	$478,404

See Notes to Condensed Consolidated Financial Statements

Tables of Contents
SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2012	2011
Revenue
Products	$50,849	$14,714
Services	7,009	5,368
Franchise and other	294	1,393
Total revenue	58,152	21,475

Costs and expenses
Cost of sales	25,247	8,242
Route expenses	10,594	5,155
Selling, general, and administrative expenses	29,969	13,535
Acquisition and merger expenses	120	1,264
Depreciation and amortization	4,976	2,122
Total costs and expenses	70,906	30,318
Loss from continuing operations	(12,754)	(8,843)

Other expense, net	(426)	(2,260)
Net loss from continuing operations before income taxes	(13,180)	(11,103)

Income tax (expense) benefit	(80)	5,730
Net loss from continuing operations	(13,260)	(5,373)
Loss from discontinued operations, net of tax	(1)	(625)
Net loss	(13,261)	(5,998)
Comprehensive loss
Foreign currency translation adjustment	(4)	242
Comprehensive loss	$(13,265)	$(5,756)

Loss per share from continuing operations
Basic and diluted	$(0.08)	$(0.04)

Weighted-average common shares used in the
computation of loss per share
Basic and diluted	174,832,128	122,780,115

See Notes to Condensed Consolidated Financial Statements

Tables of Contents
SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except share data)

					Accumulated	Swisher
			Additional		Other	Hygiene Inc.	Non-	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'	Controlling	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity
Balance at
December 31, 2011	174,810,082	$175	$378,824	$(34,330)	$(835)	$343,834	$22	$343,856
Shares issued for non-controlling interest	10,000	0	37	-	-	37	-	37
Conversion of convertible promissory
note payable	10,047	0	37	-	-	37	-	37
Stock based compensation	-	-	1,583	-	-	1,583	-	1,583
Issuance of common stock under stock based payment plans	10,258	0	0	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	(4)	(4)	-	(4)
Net loss	-	-	-	(13,261)	-	(13,261)	0	(13,261)
Balance at
March 31, 2012	174,840,387	$175	$380,481	$(47,591)	$(839)	$332,226	$22	$332,248

Preferred stock, par value $0.001, authorized 10,000,000 shares; no shares issued and outstanding at March 31, 2012 and December 31, 2011

See Notes to Condensed Consolidated Financial Statements

Tables of Contents
SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2012	2011
Cash used in operating activities of continuing operations
Net loss from continuing operations	$(13,260)	$(5,373)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	4,976	2,122
Provision for doubtful accounts	1,109	13
Stock based compensation	1,583	802
Unrealized (gain) loss on fair value of convertible promissory notes	(29)	1,961
Deferred income tax assets and liabilities	(146)	(5,897)
Other	-	9
Changes in working capital components:
Accounts receivable	(741)	(1,811)
Inventory	94	(547)
Other assets and noncurrent assets	(484)	(1,379)
Accounts payable, accrued expenses, and other current liabilities	(1,879)	3,392
Cash used in operating activities of continuing operations	(8,777)	(6,708)
Cash used in investing activities of continuing operations
Purchases of property and equipment	(5,313)	(1,855)
Acquisitions, net of cash acquired	(4,310)	(49,779)
Restricted cash	-	5,193
Cash used in investing activities of continuing operations	(9,623)	(46,441)
Cash (used in) provided by financing activities of continuing operations
Proceeds from private placements, net of issuance costs	-	116,070
Proceeds from line of credit, net of issuance costs	-	27,290
Payoff of lines of credit	-	(24,948)
Principal payments on debt	(3,482)	(790)
Proceeds from exercise of stock options	-	217
Cash (used in) provided by financing activities of continuing operations	(3,482)	117,839

Discontinued operations:
Net cash provided by operating activities	2,214	1,996
Net cash used in investing activities	(1,525)	(600)
Net cash used in financing activities	(93)	(30)
Cash provided by discontinued operations	596	1,366

Net (decrease) increase in cash and cash equivalents	(21,286)	66,056
Cash and cash equivalents at the beginning of the period	70,508	38,932
Cash and cash equivalents at the end of the period	$49,222	$104,988

See Notes to Condensed Consolidated Financial Statements

Tables of Contents
SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — BUSINESS DESCRIPTION

Principal Operations

Swisher Hygiene Inc. and its wholly-owned subsidiaries (the “Company” or “We” or “Our”) provide essential hygiene and sanitizing solutions to customers throughout much of North America and internationally through its global network of Company-owned operations, franchises and master licensees. These solutions include essential products and services that are designed to promote superior cleanliness and sanitation in commercial environments, while enhancing the safety, satisfaction and well-being of employees and patrons. These solutions are typically delivered by employees on a regularly scheduled basis and involve providing our customers with: (i) consumable products such as soap, paper, cleaning chemicals, detergents, and supplies, together with the rental and servicing of dish machines and other equipment for the dispensing of those products; (ii) the rental of facility service items requiring regular maintenance and cleaning, such as floor mats, mops, bar towels, and linens; (iii) manual cleaning of their facilities; and (iv) solid waste collection services. The Company serves customers in a wide range of end-markets, with a particular emphasis on the foodservice, hospitality, retail, industrial, and healthcare industries. In addition, our solid waste collection services provide services primarily to commercial and residential customers through contracts with municipalities or other agencies.

Prospectively, we intend to grow in both existing and new geographic markets through a combination of organic and acquisition growth. However, we will continue to focus our investments towards those opportunities which will most benefit our core businesses; chemical and linen processing services. Subsequent to the sale of our Waste segment in November 2012, we will outsource waste and recycling services only through third-party providers. See Note 16, "Subsequent Events" for additional information concerning the sale of our Waste segment.

We have Company-owned operations and franchise operations located throughout the United States and Canada and have entered into seven Master License Agreements covering the United Kingdom, the Netherlands, Singapore, the Philippines, Taiwan, Hong Kong/Macau/China, and Mexico.  Franchise revenue from these Master Licensees was $0.3 million for the quarter ended March 31, 2012.

NOTE 2 —  DISCONTINUED OPERATIONS

Following the quarter ended March 31, 2012, the Company’s Board of Directors determined to sell its Waste segment.  As a result, at June 30, 2012, the Waste Segment’s net assets were determined to have met the “held for sale” criteria in accordance with generally accepted accounting principles. As the Company intends to file its three quarterly reports for 2012 over the course of several days, the Company believes it is in the best interest of its stockholders and is most meaningful to the reader to present its existing business and disclose the Waste segment as discontinued operations in each quarterly period of 2012 for comparability purposes. The Company has not elected to discontinue the depreciation and amortization of assets pertaining to the discontinued operations as they were in use during the periods presented.

Upon the disposition of the Waste segment in the fourth quarter of 2012, the Company realized a gain, which will be recognized in the fourth quarter of 2012. The results of operations and the cash flows related to this segment have been reclassified to discontinued operations in our Condensed Consolidated Statements of Operations and Comprehensive Loss and Condensed Consolidated Statement of Cash Flows for all periods presented. The assets and liabilities of this segment have been reclassified to “Assets of discontinued operations” and “Liabilities of discontinued operations” in our Condensed Consolidated Balance Sheet as of March 31, 2012 and December 31, 2011. The following table presents summarized operating results for these discontinued operations for the three months ended March 31, 2012 and 2011:

Tables of Contents

	2012	2011
	(in thousands)
Revenue	$17,924	$5,810
Net loss after taxes	$(1)	$(625)

Any corporate management overhead charged to the Waste segment in prior year filings has been included in continuing operations as the amounts are not expected to change as a result of the sale of the Waste segment.

On March 1, 2011, we closed the acquisition of Choice Environmental Services, Inc. (“Choice”) and issued 8,281,920 shares of our common stock to the former shareholders of Choice, assumed $1.7 million of debt, and paid off $39.2 million of Choice debt.  In paying the balance on this Choice debt, we incurred a prepayment penalty of $1.5 million which is included in loss from discontinued operations in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Components of Assets and Liabilities from discontinued operations consist of the following:

	March 31,	December 31,
	2012	2011
	(in thousands, except per share data)
Current assets:
Accounts Receivable	$6,500	$5,646
Inventory	40	88
Other	772	803
Total current assets from discontinued operations	$7,312	$6,537

Noncurrent assets:
Property and equipment, net	$32,658	$32,663
Goodwill	53,324	53,324
Other intangibles, net	46,664	48,308
Other	974	894
Total noncurrent assets from discontinued operations	$133,620	$135,189

Total assets from discontinued operations	$140,932	$141,726

Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$7,224	$7,276
Short term obligations	555	530
Total current liabilities from discontinued operations	$7,779	$7,806

Noncurrent liabilities:
Long term obligations	$3,823	$3,991
Deferred tax liabilities	21,789	21,791
Total noncurrent liabilities from discontinued operations	$25,612	$25,782

Total liabilities from discontinued operations	$33,391	$33,588

	Three Months Ended March 31,
	2012	2011
Loss per share from discontinued operations
Basic and diluted	$(0.00)	$(0.01)

In connection with the acquisition of Choice, we entered into capital leases that have initial terms of five or ten years with companies owned by the former shareholders of Choice, to finance the cost of leasing office buildings and properties, including warehouses. The fair value of these leased properties of $2.9 million is included in assets from discontinued operations and liabilities from discontinued operations.

The Company completed the sale of this segment on November 15, 2012.  See further discussion of this transaction in Note 16, “Subsequent Events.”

Tables of Contents

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC") and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. The Company's Condensed Consolidated Financial Statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition, results of operations, and cash flows for the periods presented. The information at December 31, 2011 in the Company's Condensed Consolidated Balance Sheets included in this quarterly report was derived from the audited Consolidated Balance Sheets included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 26, 2013.  The Company's 2011 Annual Report on Form 10-K, together with the information included in such report, is referred to in this quarterly report as the "2011 Annual Report." This quarterly report should be read in conjunction with the 2011 Annual Report.

All material intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to conform prior periods to the current year presentation, with no effect on net income.

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

The Company's significant accounting policies are discussed in Note 2 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011. Any significant changes to those policies or new significant policies are described below.

Adoption of Newly Issued Accounting Pronouncements

Fair Value:  In May 2011, the FASB issued updated accounting guidance on fair value measurements. The updated guidance resulted in common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards (“IFRS”).  The Company adopted this guidance effective January 1, 2012.  The adoption did not have a material impact on the disclosures of the Company’s consolidated financial information.

Comprehensive Income:  In June 2011 and subsequently amended in December 2011, the FASB issued final guidance on the presentation of comprehensive income.  Under the newly issued guidance, net income and comprehensive income may only be presented either as one continuous statement or in two separate but consecutive statements.  The Company adopted this guidance effective January 1, 2012, with net loss and comprehensive loss shown as one continuous statement.

NOTE 4 — ACQUISITIONS

During the three months ended March 31, 2012, the Company acquired four independent businesses and purchased the remaining non-controlling interest in one of its subsidiaries. The results of operations of these acquisitions have been included in the Company's Condensed Consolidated Statements of Operations and Comprehensive Loss since their respective acquisition dates. None of these acquisitions were significant individually or in the aggregate to the Company's consolidated financial results and therefore, supplemental pro forma financial information is not presented.

Tables of Contents

The following table summarizes the preliminary allocation of the purchase price of these acquisitions based on the fair value of the acquired assets and assumed liabilities:

Net assets acquired:
Accounts receivable	$263
Inventory	86
Property and equipment	2,079
Other intangibles	1,532
Accounts payable, accrued expenses and other liabilities	(42)

Total net assets acquired	3,918
Goodwill	1,550

Total purchase price	5,468
Less: debt issued or assumed	(1,121)
Less: issuance of shares	(37)

Cash Paid	$4,310

Acquisition and merger expenses include costs for third party due diligence, legal, accounting and other professional services fees directly-related to the acquisition of four independent companies and one non-controlling interest in a subsidiary during the three months ended March 31, 2012.

The purchase price allocations for these acquisitions are preliminary and subject to changes in the fair value of assets and liabilities as of the effective dates.

Tables of Contents

NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets have been recognized in connection with the Company's acquisitions and substantially all of the balance is expected to be fully deductible for income tax purposes over 15 years.  Changes in the carrying amount of goodwill and other intangibles during the three months ended March 31, 2012 were as follows:

	Goodwill	Customer Relationships	Non-Compete Agreements	Trademarks	Formulas
Balance at
December 31, 2011	$106,906	$43,140	$6,947	$1,977	$4,894
Accumulated Impairment Losses	(870)	-	-	-	-
Total	106,036	43,140	6,947	1,977	4,894
Acquisition/Additions	1,550	1,276	126	130	-
Amortization	-	(1,569)	(532)	(57)	(63)
Foreign currency translation	-	(5)	(2)	-	-
Balance at
March 31, 2012	$107,586	$42,842	$6,539	$2,050	$4,831

The fair value of the customer relationships acquired were originally valued using future discounted cash flows expected to be generated from those customers. These customer relationships and contracts will be amortized on a straight-line basis over five to ten years, which is primarily based on historical customer attrition rates and lengths of contracts. The fair value of the non-compete agreements will be amortized on a straight-line basis over the length of the agreements, typically not exceeding five years.  The fair value of formulas is amortized on a straight-line basis over twenty years.  Trademarks and tradenames are generally indefinite lived intangibles with no amortization.  In instances where there is a finite life remaining on a particular trademark or tradename, the Company amortizes them on a straight-line basis over this period. Total accumulated amortization on intangibles was $15.4 million and $13.2 million as of March 31, 2012 and December 31, 2011, respectively.

Tables of Contents

NOTE 6 – INVENTORY

 Inventory is comprised of the following components at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2012

Finished goods	$11,653	$12,231
Raw materials	3,464	3,105
Work in process	559	353
Total	$15,676	$15,689

NOTE 7 — STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the three months ended March 31, 2012 consisted of the following:

Balance at December 31, 2011	$343,856
Conversion of convertible promissory note payable	37
Stock based compensation	1,583
Shares issued for non-controlling interest	37
Foreign currency translation adjustment	(4)
Net loss	(13,261)
Balance at March 31, 2012	$332,248

Acquisitions and Asset Purchases

We issued a total of 10,000 shares of our common stock in connection with the purchase of a non-controlling interest during the three months ended March 31, 2012.  Our stock price was at a weighted-average price of $3.68 at the time these shares were issued.

Stock Based Compensation

Stock based compensation is the result of the recognition of the fair value of stock based compensation on the date of grant over the service period for which the awards are expected to vest.

NOTE 8 — LONG-TERM DEBT AND OBLIGATIONS

Long-term obligations consisted of the following as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011

Line of credit agreement dated March 2011 and maturing in July 2013,
interest rate of 2.8% at March 31, 2012.	$25,000	$25,000
Acquisition notes payables	6,873	7,675
Convertible promissory notes, 4.0% and matures at various dates through 2016	12,054	12,596
Capitalized lease obligations	14,460	15,562

Total debt and obligations	58,387	60,833
Long-term debt and obligations due within one year	(13,728)	(13,566)

Long-term debt and obligations	$44,659	$47,267

 Revolving Credit Facilities

In March 2011, we entered into a $100.0 million senior secured revolving Credit Facility (the "Credit Facility"), which replaced the Company’s former credit facilities.  Under the Credit Facility, the Company had an initial borrowing availability of $32.5 million, which increased to the fully committed $100.0 million upon delivery of our unaudited quarterly financial statements for the quarter ended March 31, 2011 and satisfaction of certain financial covenants regarding leverage and coverage ratios and a minimum liquidity requirement, which requirements we met as of March 31, 2011.

Tables of Contents

Borrowings under the Credit Facility were secured by a first priority lien on substantially all of our existing and thereafter acquired assets, including $25.0 million of cash on borrowings in excess of $75.0 million. Furthermore, borrowings under the facility were guaranteed by all of our domestic subsidiaries and secured by substantially all the assets and stock of our domestic subsidiaries and substantially all of the stock of our foreign subsidiaries. Interest on borrowings under the Credit Facility would typically accrue at London Interbank Offered Rate ("LIBOR") plus 2.5% to 4.0%, depending on the ratio of senior debt to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") (as such term is defined in the new Credit Facility, which includes specified adjustments and allowances authorized by the lender, as provided for in such definition). We also had the option to request swingline loans and borrowings using a base rate. Interest was payable monthly or quarterly on all outstanding borrowings. The Credit Facility was set to mature on July 31, 2013.

Borrowings and availability under the Credit Facility were subject to compliance with financial covenants, including achieving specified consolidated EBITDA levels, which depends on the success of our acquisition strategy, and maintaining leverage and coverage ratios and a minimum liquidity requirement. The Credit Facility also places restrictions on our ability to incur additional indebtedness, make certain acquisitions, create liens or other encumbrances, sell or otherwise dispose of assets, and merge or consolidate with other entities or enter into a change of control transaction. Failure to achieve or maintain the financial covenants in the Credit Facility or failure to comply with one or more of the operational covenants could have adversely affected our ability to borrow monies and could have resulted in a default under the Credit Facility. The Credit Facility was subject to other standard default provisions.

In August 2011, the Company entered into an amendment to the Credit Facility that modified the covenants, including an increase in permitted indebtedness to $40.0 million. Failure to achieve or maintain the financial covenants in the Credit Facility or failure to comply with one or more of the operational covenants could have adversely affected our ability to borrow monies and could have resulted in a default under the Credit Facility. The Credit Facility was subject to other standard default provisions.

During 2012, we amended our Credit Facility with Wells Fargo Bank, National Association on each of April 12, 2012, May 15, 2012, June 28, 2012, July 30, 2012, August 31, 2012, September 27, 2012, and October 31, 2012, in each case, primarily to extend the dates by which we were required to file our Form 10-K for the year ended December 31, 2011 and Forms 10-Q for the quarters ended March 31, 2012, June 30, 2012, and September 30, 2012 and to avoid potential defaults for not timely filing these reports.  In addition, the August 31, 2012 amendment reduced the Company’s maximum borrowing limit to $50.0 million, provided that the Company met certain borrowing base requirements.  The September 27, 2012 amendment further reduced the Company’s maximum borrowing limit to $25.0 million, provided that the Company met certain borrowing base requirements.  The October 31, 2012 amendment required the Company to place certain amounts in the collateral account under the sole control of the administrative agent to meet the Company’s unencumbered liquidity requirements. In connection with the sale of our Waste segment on November 15, 2012, we paid off and terminated the Credit Facility.

See Note 16, "Subsequent Events" which discusses subsequent amendments to the Credit Facility as well as the payoff of the Credit Facility in conjunction with the sale of the Company's Waste segment in the fourth quarter of 2012.

Convertible Promissory Notes

During the three months ended March 31, 2012 and in connection with certain acquisitions, the Company issued convertible promissory notes with an aggregate principal value of $1.1 million. The notes have a four percent interest rate and are convertible into a maximum aggregate of 320,352 shares of our common stock at a fixed conversion price.  The holder may convert the principal and interest into shares of the Company's common stock at any time following both (i) conditional approval by the TSX of the listing of the shares of Company's common shares issuable upon conversion of each note and (ii) the date that the Company's Registration Statement on Form S-1 for the resale of the Company's common stock is declared effective by the SEC but not later than the maturity date of each note.

Tables of Contents

NOTE 9 — FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

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

The fair value of the above convertible promissory notes issued as a part of business combinations is based primarily on a Black-Scholes pricing model. The significant management assumptions and estimates used in determining the fair value included the expected term and volatility of our common stock. The expected volatility was based on an analysis of industry peer's historical stock price over the term of the notes as the Company did not have sufficient history of its own stock volatility, which was estimated at approximately 25%. Subsequent changes in the fair value of these instruments were recorded in other expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Loss. Future movement in the market price of our stock could significantly change the fair value of these instruments and impact our earnings.

The convertible promissory notes are Level 3 financial instruments. The Company has no Level 1 or Level 2 financial instruments.

In addition, during 2011, the Company issued an earn out that was to be settled in up to 90,909 shares held in escrow within one year from the date of acquisition or once the acquired business’s revenue achieved an agreed upon level. The number of shares that would be released from escrow varied based on the achievement of agreed upon revenue metrics. In April 2012, the Company released from escrow all 90,909 shares to the sellers.

The following table is a reconciliation of changes in fair value of the notes that are marked to market each subsequent reporting period for the three months ended March 31, 2012:

Balance at December 31, 2011	$3,129
Issuance of convertible promissory notes	-
Settlement/conversion of convertible promissory notes	(515)
Net gains included in earnings	(29)
Balance at March 31, 2012	$2,585
The amount of gains included in earnings attributable to liabilities still held at the end of the period	$66

 The above balance represents the value of convertible notes that are subject to continual remeasurement and mark to market accounting and is included in the $12.1 million balance for all of the Company’s convertible promissory notes at March 31, 2012.

Financial Instruments

The Company's financial instruments, which may expose the Company to concentrations of credit risk, include cash and cash equivalents, accounts receivable, accounts payable, and debt. Cash and cash equivalents are maintained at financial institutions. The carrying amounts of cash and the current portion of accounts receivable and accounts payable approximate fair value due to the short maturity of these instruments. The fair value of the Company's debt is estimated based on the current borrowing rates available to the Company for bank loans with similar terms and maturities, and approximates the carrying value of these liabilities. As discussed above, the convertible promissory notes that are convertible into a variable number of the Company's common shares are recorded at fair value at each reporting period date.

Tables of Contents

NOTE 10 — OTHER EXPENSE, NET

Other expense, net consisted of the following for the three months ended March 31, 2012 and 2011:

	2012	2011

Interest income	$0	$16
Interest expense	(581)	(350)
Realized and unrealized net gain (loss) on fair value of convertible notes	29	(1,961)
Foreign currency	3	35
Other	123	0

Total other expense, net	$(426)	$(2,260)

NOTE 11 — SUPPLEMENTAL CASH FLOW INFORMATION

The following table includes supplemental cash flow information, including non-cash investing and financing activity for the three months ended March 31, 2012 and 2011.

	2012	2011

Cash paid for interest	$595	$284

Cash received from interest	$0	$16

Notes payable issued or assumed on acquisitions	$1,121	$10,321

Conversion of promissory notes	$37	$5,077

Issuance of shares for acquisitions	$37	$2,144

Debt and private placement issuance costs financed	$-	$283

NOTE 12 — LOSS PER SHARE

Net loss attributable per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. The following were not included in the computation of diluted loss per share for the three months ended March 31, 2012 and 2011, as their inclusion would be anti-dilutive:

●	Warrants to purchase 5.5 million shares of common stock at $0.50 per share that were exercised in May 2011 for the period prior to exercise during 2011.

●	5,890,657 shares of common stock underlying outstanding stock options and restricted stock units.

NOTE 13 — INCOME TAXES

As a result of the merger with CoolBrands International, Inc. on November 2, 2010, the Company converted from a corporation taxed under the provisions of Subchapter S of the Internal Revenue Code to a tax-paying entity and accounts for income taxes under the asset and liability method.  For the three months ended March 31, 2012, the Company has recorded an estimate for income taxes based on the Company's projected net loss for the full twelve month period ending December 31, 2012 and an effective income tax rate of approximately 1%.  The amount of income tax expense recorded for the period is based on the pre-tax net loss for the three months ended March 31, 2012.

In addition, during the three months ended March 31, 2012, management has concluded it is not likely the Company will realize the benefit of all of its deferred tax assets and as a result, believes a full valuation allowance will be required at December 31, 2012. This is primarily due to the projected net operating losses and the projected net deferred tax asset position created by the sale of the Waste segment on November 14, 2012.  Therefore, the Company has not recognized a tax benefit as it relates to the current loss for the period ended March 31, 2012.  It should also be noted that the Company does not consider the tax deferred liabilities related to indefinite lived intangible assets when determing the need for a valuation allowance.

Tables of Contents

NOTE 14 —  RELATED PARTY TRANSACTIONS

In August 2010, the Company borrowed $2.0 million for working capital purposes, pursuant to an unsecured note payable to one of its shareholders that bears interest at the short-term Applicable Federal Rate.  The balance as of March 31, 2012 and December 31, 2011 is $2.0 million.  The note was paid in full following the sale of Choice in November 2012, which is discussed more fully in Note 16 “Subsequent Events.”

During the three months ended March 31, 2012 and 2011, the Company purchased $1.9 million and $0.0 million, respectively, of chemical products from an entity owned, in part, by a Company employee. At March 31, 2012 and December 31, 2011, the Company has $0.5 million and $1.1 million included in accounts payable to this entity.

At March 31, 2012 and December 31, 2011, the Company had receivable balances of $1.6 million and $2.1 million, respectively, from former owners of two acquired businesses. Subsequent to March 31, 2012, a substantial majority of this balance has been collected.

The Company is obligated to make lease payments pursuant to certain real property and equipment lease agreements with employees that were former owners of acquired companies.  Payments during the three months ended March 31, 2012 and 2011 to these companies totaled $0.4 million and $0.1 million, respectively.

At December 31, 2011, the Company had a liability of $0.2 million related to the funding of the 401(k) Profit Sharing Plan of an acquisition. This amount was paid in full by March 31, 2012.

In connection with the acquisition of Choice, we entered into capital leases that have initial terms of five or ten years with companies owned by shareholders of Choice, to finance the cost of leasing office buildings and properties, including warehouses.  The fair value of these leased properties of $2.9 million is included in assets from discontinued operations and is being depreciated over the terms of the respective leases. Capital lease obligations of $2.3 million and $2.3 million is included in liabilities from discontinued operations as of March 31, 2012 and December 31, 2011, respectively.

The Company sold its Waste segment, which consists principally of Choice, during the fourth quarter of 2012, as more fully described in Note 16 “Subsequent Events” and in connection therewith, transferred all remaining capital lease obligations to the buyers.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

In connection with a distribution agreement entered into in December 2010, the Company provided a guarantee that the distributor's operating cash flows associated with the agreement would not fall below certain agreed-to minimums, subject to certain pre-defined conditions, over the ten year term of the distribution agreement. If the distributor's annual operating cash flow does fall below the agreed-to annual minimums, the Company will reimburse the distributor for any such short fall up to a pre-designated amount. No value was assigned to the fair value of the guarantee at March 31, 2012 and December 31, 2011 based on a probability assessment of the projected cash flows. Management currently does not believe that it is probable that any amounts will be paid under this agreement and thus there is no amount accrued for the guarantee in the Condensed Consolidated Financial Statements. This liability would be considered a Level 3 financial instruments given the unobservable inputs used in the projected cash flow model. See Note 9, "Fair Value Measurements and Financial Instruments" for the fair value hierarchy.

The Company also entered into a Manufacturing and Supply Agreement (the "Cavalier Agreement") with another plant in conjunction with its acquisition of Sanolite and Cavalier in July of 2011. The agreement, which was scheduled to expire on December 31, 2012, was extended for an additional two year period with an automatic 18-month term. The agreement provides for pricing adjustments, up or down, on the first of each month based on the vendor's actual average product costs incurred during the prior month. Additional product payments made by the Company due to the vendors pricing adjustment as a result of this agreement have not been significant and have not represented costs materially above the going market price for such product.

NOTE 16 — SUBSEQUENT EVENTS

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

As a result of the sale of Choice and all of its operations in the Waste segment, the Company operates in one business segment, Hygiene, for fiscal year 2012 filings.  In connection with the acquisition of Choice on March 1, 2011, the Company recorded deferred tax liabilities that allowed the Company to make a determination that the valuation allowance for the deferred tax asset of $2.4 million recorded at December 31, 2010 was no longer necessary at March 31, 2011. Upon the sale of Choice in the fourth quarter of 2012 and with our history of operating losses, a valuation allowance is projected to be necessary in 2012.

Tables of Contents

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

Tables of Contents

On February 27, 2013, the Company provided the NASDAQ Hearings Panel (the "Panel") an update on the Company’s compliance efforts and requested a further extension of time to become current in the filing of its periodic reports. The Company requested an extension through March 15, 2013 to file its Form 10-Qs for the quarterly periods ended March 31, 2012, June 30, 2012 and September 31, 2012 (collectively, the “2012 Form 10-Qs”). Additionally, the Company requested an extension through April 30, 2013 to file its Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).

On February 28, 2013, the Company received a letter from the Panel granting the Company continued listing on NASDAQ through March 15, 2013, provided the Company files the 2012 Form 10-Qs by March 15, 2013. The Panel also advised the Company that it will retain jurisdiction to make a determination whether to continue listing the Company through the filing of the 2012 Form 10-K.

During 2012, we incurred costs in excess of $6.0 million directly attributable to the Audit Committee’s investigation process.  In addition, during 2012 and through February 15, 2013, we have incurred approximately $12.0 million in additional review-related expenses, including fees for additional audit work, accounting review, IT consulting, legal representation, and valuation services.

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

On March 30, 2012, a purported Company shareholder commenced a putative securities class action on behalf of purchasers and sellers of the Company's common stock in the U.S. District Court for the Southern District of New York against the Company, the former President and Chief Executive Officer ("former CEO"), and the former Vice President and Chief Financial Officer ("former CFO"). The plaintiff asserted claims alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on alleged false and misleading disclosures in the Company's public filings. In April and May 2012, four more putative securities class actions were filed by purported Company shareholders in the U.S. District Court for the Western District of North Carolina against the same set of defendants. The plaintiffs in these cases have asserted claims alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") based on alleged false and misleading disclosures in the Company's public filings. In each of the putative securities class actions, the plaintiffs seek damages for losses suffered by the putative class of investors who purchased Swisher common stock.

On May 21, 2012, a shareholder derivative action was brought against the Company's former CEO and former CFO and the Company's directors for alleged breaches of fiduciary duty by another purported Company shareholder in the U.S. District Court for the Southern District of New York. In this derivative action, the plaintiff seeks to recover for the Company damages arising out of a possible restatement of the Company's financial statements.

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

Tables of Contents

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

Derivative Litigation

On April 11, 2012 and May 11, 2012, the Board of Directors of the Company received demand letters (the “Demands”) from two of the Company’s purported stockholders.  In general, the Demands ask the Board to undertake an independent investigation into potential violations of Delaware and federal law relating to the Company's March 28, 2012 disclosure that its previously issued financial results for the first, second and third fiscal quarters of 2011 should no longer be relied upon, and to initiate claims against responsible parties and/or implement therapeutic changes as needed. The Board has not yet made a determination regarding its response to the Demands.

Other Related Matters

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

During 2011, we entered into a series of arm's length securities purchase agreements to sell an aggregate of 21,857,143 shares of our common stock to certain funds of a global financial institution (the "Private Placements").  We agreed to use our commercially reasonable efforts to file a resale registration statement with the SEC relating to the shares of common stock sold in the Private Placements.  If the registration statement was not filed or declared effective within specified time periods, the investors would have been, or if the registration statement ceased to remain effective for a period of time exceeding a sixty day grace period, the investors would be entitled to receive monthly liquidated damages in cash equal to one percent of the original offering price for each share purchased in the private placement that at such time could not be sold by the investor, with an interest rate of one percent per month accruing daily for liquidated damages not paid in full within ten business days.  On August 12, 2011, the SEC declared effective, a resale registration statement relating to the 21,857,143 shares issued in the Private Placements. The registration statement, including post-effective amendments to the registration statement, remained effective through April 12, 2012.  As a result of not timely filing our Annual Report on Form 10-K for the year ended December 31, 2011, the registration statement relating to shares issued in the Private Placements is not effective, and as such we may be subject to liability under the penalty provision.

Tables of Contents

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our unaudited Condensed Consolidated Financial Statements and the related notes thereto included in Item 1 of this Quarterly Report on Form 10-Q as well as our "Selected Financial Data" and our audited Consolidated Financial Statements and the related notes thereto included in Item 6 and Item 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2011 (the "2011 Form 10-K"). In addition to historical consolidated financial information, this discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs. Actual results could differ from these expectations as a result of certain risk factors, including those described under Item 1A, "Risk Factors," of our 2011 Form 10-K.

Business Overview and Outlook

Swisher Hygiene Inc. provides essential hygiene and sanitizing solutions to customers throughout much of North America and internationally through its global network of company owned operations, franchises and master licensees. These solutions include essential products and services that are designed to promote superior cleanliness and sanitation in commercial environments, while enhancing the safety, satisfaction and well-being of employees and patrons. These solutions are typically delivered by employees on a regularly scheduled basis and involve providing our customers with: (i) consumable products such as soap, paper, cleaning chemicals, detergents, and supplies, together with the rental and servicing of dish machines and other equipment for the dispensing of those products; (ii) the rental of facility service items requiring regular maintenance and cleaning, such as floor mats, mops, bar towels, and linens; (iii) manual cleaning of their facilities; and (iv) solid waste collection services. We serve customers in a wide range of end-markets, with a particular emphasis on the foodservice, hospitality, retail, industrial, and healthcare industries. In addition, our solid waste collection operations provide services primarily to commercial and residential customers through contracts with municipalities or other agencies.

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

See Note 16, “Subsequent Events” in the Notes to Condensed Consolidated Financial Statements for significant developments subsequent to March 31, 2012.

Segments

 On March 1, 2011, the Company completed its acquisition of Choice, a Florida based company that provides a complete range of solid waste and recycling collection, transportation, processing and disposal services. As a result of the acquisition of Choice, the Company operated in two segments: Hygiene and Waste.  During the quarter ended June 30, 2012, the Company’s Board of Directors determined to sell its Waste segment. On November 15, 2012, the Company completed a stock sale of Choice and other acquired businesses, including Lawson Sanitation LLC, Central Carting Disposal, Inc., and FSR Transporting & Crane Services, Inc. that comprise the Waste segment, to Waste Services of Florida, Inc. for $123.3 million.  As discussed in Note 2 to the Condensed Consolidated Financial Statements, the Company has applied discontinued operations accounting treatment and disclosures for this transaction on a retroactive basis.  See Note 2, “Discontinued Operations” and Note 16, “Subsequent  Events” of the Notes to the Condensed Consolidated Financial Statements for further information. As a result of the sale of Choice and all of its operations in the Waste segment, the Company’s continuing operations are classified in one business segment, Hygiene, for fiscal year 2012.

Tables of Contents

Acquisitions

During the three months ended March 31, 2012, the Company acquired four independent businesses and the remaining non-controlling interest in one of its subsidiaries. Aggregate consideration included cash of $4.3 million, the issuance of common stock at a fair value of $37,000 and assumed debt of $1.1 million.

During the three months ended March 31, 2011, the Company acquired four of its franchisees and nine independent businesses, excluding Choice. Aggregate consideration included cash of $3.9 million, the issuance of common stock at a fair value of $1.9 million and assumed debt of $8.6 million.

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

As a result of the sale of Choice and all of its operations in the Waste segment, the Company operates in one business segment, Hygiene, for fiscal year 2012 filings.  In connection with the acquisition of Choice on March 1, 2011, the Company recorded deferred tax liabilities that allowed the Company to make a determination that the valuation allowance for the deferred tax asset of $2.4 million recorded at December 31, 2010 was no longer necessary at March 31, 2011. Upon the sale of Choice in the fourth quarter of 2012 and with our history of operating losses, a valuation allowance is projected to be necessary in 2012.

Acquisition and Merger Expenses

Acquisition and merger expenses include costs directly related to the acquisition of four independent companies and one non-controlling interest in a subsidiary during the three months ended March 31, 2012.  These costs include costs directly related to acquisitions and the merger and include third party due diligence, legal, accounting and professional service expenses.

Acquisition and merger expenses include costs directly related to the acquisition of our four franchisees and nine independent companies during the three months ended March 31, 2011, excluding Waste segment acquisitions, and costs directly related to our merger with CoolBrands International, Inc. These costs include costs directly-related to acquisitions and the merger and include third party due diligence, legal, accounting and professional service expenses.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with United States generally accepted accounting principles involves the use of estimates and assumptions that affect the recorded amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, management is required to make certain estimates, judgments and assumptions that are believed to be reasonable based on the information available. These estimates and assumptions affect the reported amount of assets and liabilities, revenue and expenses, and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions. These critical accounting policies have not changed since the filing of our annual report on Form 10-K for the year ended December 31, 2011.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, the most important and pervasive accounting policies used and areas most sensitive to material changes from external factors.

Tables of Contents

Adoption of Newly Issued Accounting Pronouncements

 Fair Value:  In May 2011, the FASB issued updated accounting guidance on fair value measurements  The updated guidance resulted in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS.  The Company adopted this guidance effective January 1, 2012.  The adoption did not have a material impact on the disclosures of the Company’s consolidated financial information.

 Comprehensive Income:  In June 2011 and subsequently amended in December 2011, the FASB issued final guidance on the presentation of comprehensive income.  Under the newly issued guidance, net income and comprehensive income may only be presented either as one continuous statement or in two separate but consecutive statements.  The Company adopted this guidance effective January 1, 2012, with net loss and comprehensive loss shown as one continuous statement.

RESULTS OF CONTINUING OPERATIONS — THREE MONTHS ENDED MARCH 31, 2012

Impact of Acquisitions

During the year ended December 31, 2011, we acquired nine franchisees and 54 independent businesses, including four in our Waste segment. During the first three months of 2012, we acquired four independent businesses. The term "Acquisitions" refers to the nine franchisees and 54 independent businesses acquired during the year ended December 31, 2011 and the four independent businesses acquired during the three months ended March 31, 2012, including the growth in existing customer revenue at the time of acquisition as well as revenue from new customer relationships created by the acquired business. See Note 16, "Subsequent Events" of the Notes to Condensed Consolidated Financial Statements for information concerning the acquisition and sale of businesses subsequent to March 31, 2012.

Revenue

We derive our revenue from the delivery of a wide variety of hygiene and sanitation products and services. We deliver these products and services on a regularly scheduled basis which include providing our customers with (i) consumable products such as soap, paper, cleaning chemicals, detergents, and supplies, together with the rental and servicing of dish machines and other equipment for the dispensing of those products; (ii) the rental of facility service items requiring regular maintenance and cleaning, such as floor mats, mops, bar towels, and linens; and (iii) manual cleaning of their facilities. We serve customers in a wide range of end-markets with a particular emphasis on the foodservice, hospitality, retail, industrial, and healthcare industries.

Total revenue and the revenue derived from each revenue type for the three months ended March 31, 2012 and 2011 are as follows:

	2012	%	2011	%
Revenue	(In thousands)
Company-owned operations:
Chemical products	$40,028	68.8%	$9,474	44.1%
Hygiene product and services	11,732	20.2	9,054	42.2
Rental and other	6,098	10.5	1,554	7.2
Total Company-owned operations	57,858	99.5	20,082	93.5
Franchise products and fees	294	0.5	1,393	6.5

Total revenue	$58,152	100.0%	$21,475	100.0%

Consolidated revenue increased $36.7 million to $58.2 million for the three month period ending March 31, 2012 as compared to $21.5 million for the same period in 2011.  The components of the revenue growth were a $37.8 million increase in revenue from Company-owned operations offset by a $1.1 million reduction in revenue from franchise products and fees.  These amounts represented revenue changes of 170.8% for total revenue, 188.1% for Company-owned operations, and (78.9%) for franchise revenue.

Within Company-owned operations for the first three months of 2012, the $37.8 million in revenue growth from the same period in 2011 was comprised of growth in chemical products of $30.6 million from $9.5 million in 2011, hygiene services and products of $2.7 million from $9.1 million in 2011, and rental and other of $4.5 million from $1.6 million in 2011.  The amounts represent increase of 322.5%, 29.6%, and 292.5%, respectively.  Throughout these product lines, increases in revenue were primarily attributable to Acquisitions made by the Company in late 2010, 2011 and the first three months of 2012.

Tables of Contents

Excluding the impact of Acquisitions, revenue from Company-owned operations increased by 19.1% and total revenue increased 17.8%. The lower percentage increase in total revenue is attributable to the decline in franchise products and fees due to the purchase of Swisher franchisees.

 The change in revenue mix as well as the growth of the Company-owned operations was primarily attributable to i) acquisition efforts focused on chemical product and service companies to round out our North American operating footprint, ii) our emphasis on the expansion of our core ware-washing and laundry chemical offerings both through direct sales efforts and via distributors, with a reduction in focus on our legacy hygiene services offering, and iii) strategic expansion in the linen rental marketplace.

Cost of Sales

Cost of sales consists primarily of paper, air freshener, chemical and other consumable products sold to our customers, franchisees and international licensees.  Cost of sales for the three months ended March 31, 2012 and 2011 are as follows:

	2012	%(1)	2011	%(1)
Cost of Sales	(In thousands)
Company-owned operations	$25,015	43.2%	$7,143	35.6%
Franchise products and fees	232	78.9	1,099	78.9

Total cost of sales	$25,247	43.4%	$8,242	38.4%

(1)            Represents cost as a percentage of the respective product line revenue.

Cost of sales increased $17.0 million or 206.3% for the three months ended March 31, 2012 as compared to the same period in 2011, which includes $14.5 million of total cost of sales related to Acquisitions. Excluding the impact of Acquisitions, cost of sales increased $2.5 million or 30.1% for the three months ended March 31, 2012 as compared to the same period in 2011.

Company-owned operations cost of sales increased $17.9 million or 250.2% to $25.0 million for the three months ended March 31, 2012 as compared to the same period in 2011 and includes $15.4 million related to Acquisitions. Excluding the impact of Acquisitions, Company-owned cost of sales increased $2.5 million to $9.6 million or 40.6% of related revenue for the three months ended March 31, 2012 as compared to $6.3 million or 33.7% of related revenue for the same period in 2011. The increase in the amount and the percentage of Company-owned cost of sales for the three months ended March 31, 2012, is a result of the increased revenue from chemical products, including direct and wholesale chemical sales, which have a higher cost to produce versus other Company-owned products.

Route Expenses

Route expenses consist of costs incurred by the Company for the delivery of products and providing services to customers. The details of route expenses for the three months ended March 31, 2012 and 2011 are as follows:

	2012	%(1)	2011	%(1)
Route Expenses	(In thousands)
Company-owned operations:
Compensation	$7,509	13.0%	$3,899	19.4%

Vehicle and other expenses	3,085	5.3	1,256	6.3

Total route expenses	$10,594	18.3%	$5,155	25.7%

(1)	Represents route expenses as a percentage of total revenue from Company-owned operations.

Tables of Contents

Route expenses increased $5.4 million or 105.5% to $10.6 million for the three months ended March 31, 2012 as compared to $5.2 million in the same period in 2011, including $4.8 million or 45.3% of total route expenses related to Acquisitions. Excluding the impact of Acquisitions, route expenses increased $0.6 million or 12.4% for the three months ended March 31, 2012 and 2011 compared to the same period in 2011 as a result of an increase in vehicle costs in the amount of $1.9 million and $3.6 million, respectively, related to the increase in revenue.  As a percentage of revenue, route expenses decreased 7.4% to 18.3% due to the Company's ability to leverage its revenue growth in Company-owned operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of the costs incurred for:

●	Branch office and field management support costs that are related to field operations. These costs include compensation, occupancy expense and other general and administrative expenses.

●	Selling expenses, which include marketing expenses and compensation and commission for branch sales representatives and corporate account executives.

●
Corporate office expenses that are related to general support services, which include executive management compensation and related costs, as well as department cost for information technology, human resources, accounting, purchasing and other support functions.

The details of selling, general and administrative expenses for the three months ended March 31, 2012 and 2011 are as follows:

	2012	%(1)	2011	%(1)
Selling, General & Administrative Expenses	(In thousands)
Compensation	$17,625	30.2%	$8,206	38.2%
Occupancy	2,418	4.2	1,187	5.5
Other	9,926	17.1	4,142	19.3

Total selling, general & administrative expenses	$29,969	51.5%	$13,535	63.0%

(1)            Represents expenses as a percentage of the related revenue.

Selling, general, and administrative expenses increased $16.5 million or 121.4% to $30.0 million for the three months ended March 31, 2012 as compared to $13.5 million in the same period of 2011 and includes $12.3 million from Acquisitions. Excluding the impact from Acquisitions, selling, general, and administrative expenses increased $4.2 million or 31.0%.

Compensation expenses increased $9.4 million or 114.8% to $17.6 million for the three months ended March 31, 2012 as compared to $8.2 million in the same period of 2011 and includes $8.0 million related to Acquisitions.  Excluding the impact from Acquisitions, hygiene compensation expense increased $1.4 million or 18.3% to $9.7 million for the three months ended March 31, 2012 as compared to the same period in 2011.  This increase is primarily the result of costs related to the expansion of our corporate, field and distribution sales organizations that began in 2009 and has continued into 2012 to accelerate the growth in our core chemical program.

Occupancy expenses increased $1.2 million or 103.7% to $2.4 million for the three months ended March 31, 2012 as compared to $1.2 million in the same period of 2011 and is primarily a result of Acquisitions.

Other selling, general and administrative expenses increased $5.8 million or 139.6% to $9.9 million for the three months ended March 31, 2012 as compared to $4.1 million in the same period in 2011 and includes $2.5 million for Acquisitions.  Excluding the impact from Acquisitions, other expenses increased $3.3 million or 79.7% to $7.4 million primarily due to the expansion of our business that included increases in expenses for professional fees, including $1.8 million in review-related professional fees, reserve for allowance for bad debt, utilities, office equipment, and other office and administrative expenses, many of which relate to our transition from a private company to a public company.

Tables of Contents

Acquisition and Merger Expenses

Acquisition and merger expenses of $0.1 million related to the acquisition of four independent companies during the three months ended March 31, 2012. These expenses include costs for third party due diligence, legal, accounting and other professional services fees.

Depreciation and Amortization

Depreciation and amortization consists of depreciation of property and equipment and the amortization of intangible assets. Depreciation and amortization increased $2.9 million or 134.5% to $5.0 million for the three months ended March 31, 2012 as compared to $2.1 million during the same period of 2011. This increase includes $2.7 million for Acquisitions and is primarily the result of amortization for acquired other intangible assets including customer contracts and relationships and non-compete agreements obtained as part of these acquisitions. The remaining increase is primarily related to depreciation on capital expenditures unrelated to business combinations of $25.6 million made since March 31, 2011.

Other Expense, Net

Details of other expense, net for the three months ended March 31, 2012 and 2011 follows:

	2012	2011
Interest income	$-	$16
Interest expenses	(581)	(350)
Realized and unrealized net gain (loss) on fair value of convertible notes	29	(1,961)
Foreign currency	3	35
Other	123	-

Total other expense, net	$(426)	$(2,260)

The net loss on debt related fair value measurements for the three months ended March 31, 2012 is the result of the required adjustment to fair value of the convertible promissory notes that were issued during the second half of 2011 and first quarter of 2012. The fair value of these convertible promissory notes is impacted by the market price of our stock. See Note 8, "Long-term Debt and Obligations" of the Notes to Condensed Consolidated Financial Statements.

Cash Flows Summary

The following table summarizes cash flows from continuing operations for the three months ended March 31, 2012 and 2011:

	2012	2011
Cash Flows Summary	(In thousands)
Net cash used in operating activities	$(8,777)	$(6,708)
Net cash used in investing activities	(9,623)	(46,441)
Net cash (used in) provided by financing activities	(3,482)	117,839
Net (decrease) increase in cash from continuing operations	(21,882)	64,690
Net increase in cash from discontinued operations	596	1,366
Net (decrease) increase in cash and cash equivalents	$(21,286)	$66,056

Net cash used in operating activities for the three months ended March 31, 2012 was $8.8 million compared to $6.7 million in the same period of 2011. The increase of $2.1 million is primarily due to an increase in the net loss of $7.3 million which is offset by an increase in depreciation of $2.9 million.

Net cash used in investing activities decreased $36.8 million to $9.6 million for the three months ended March 31, 2012 compared with net cash used in investing activities of $46.4 million for the same period of 2011. This decrease is due to a decrease in acquisitions of $45.5 million, partially offset by an increase in purchases of property and equipment of $3.5 million, and the release of 2011 restricted cash of $5.2 million in 2012.

Cash used in financing activities was $3.5 million for the three months ended March 31, 2012, compared with net cash provided by financing activities of $117.8 million during the same period in 2011. This change of $114.3 million was due to $116.1 million of proceeds from private placements of our common stock in 2011, net proceeds from debt of $1.7 million in 2011, and net payments on debt of $3.5 million in 2012.

Tables of Contents

Liquidity and Capital Resources

We fund the development and growth of our business with cash generated from operations, bank credit facilities, the sale of equity, third party financing for acquisitions, and capital leases for equipment.

Revolving Credit Facilities

In March 2011, we entered into a $100.0 million senior secured revolving Credit Facility (the "Credit Facility"), which replaced the Company’s former credit facilities.  Under the Credit Facility, the Company had an initial borrowing availability of $32.5 million, which increased to the fully committed $100.0 million upon delivery of our unaudited quarterly financial statements for the quarter ended March 31, 2011 and satisfaction of certain financial covenants regarding leverage and coverage ratios and a minimum liquidity requirement, which requirements we met as of March 31, 2011.

Borrowings under the Credit Facility were secured by a first priority lien on substantially all of our existing and thereafter acquired assets, including $25.0 million of cash on borrowings in excess of $75.0 million. Furthermore, borrowings under the facility were guaranteed by all of our domestic subsidiaries and secured by substantially all the assets and stock of our domestic subsidiaries and substantially all of the stock of our foreign subsidiaries. Interest on borrowings under the Credit Facility would typically accrue at London Interbank Offered Rate ("LIBOR") plus 2.5% to 4.0%, depending on the ratio of senior debt to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") (as such term is defined in the new Credit Facility, which includes specified adjustments and allowances authorized by the lender, as provided for in such definition). We also had the option to request swingline loans and borrowings using a base rate. Interest was payable monthly or quarterly on all outstanding borrowings. The Credit Facility was set to mature on July 31, 2013.

Borrowings and availability under the Credit Facility were subject to compliance with financial covenants, including achieving specified consolidated EBITDA levels, which depends on the success of our acquisition strategy, and maintaining leverage and coverage ratios and a minimum liquidity requirement. The Credit Facility also places restrictions on our ability to incur additional indebtedness, make certain acquisitions, create liens or other encumbrances, sell or otherwise dispose of assets, and merge or consolidate with other entities or enter into a change of control transaction. Failure to achieve or maintain the financial covenants in the Credit Facility or failure to comply with one or more of the operational covenants could have adversely affected our ability to borrow monies and could have resulted in a default under the Credit Facility. The Credit Facility was subject to other standard default provisions.

In August 2011, the Company entered into an amendment to the Credit Facility that modified the covenants, including an increase in permitted indebtedness to $40.0 million. Failure to achieve or maintain the financial covenants in the Credit Facility or failure to comply with one or more of the operational covenants could have adversely affected our ability to borrow monies and could have resulted in a default under the Credit Facility. The Credit Facility was subject to other standard default provisions.

During 2012, we amended our Credit Facility with Wells Fargo Bank, National Association on each of April 12, 2012, May 15, 2012, June 28, 2012, July 30, 2012, August 31, 2012, September 27, 2012, and October 31, 2012, in each case, primarily to extend the dates by which we were required to file our Form 10-K for the year ended December 31, 2011 and Forms 10-Q for the quarters ended March 31, 2012, June 30, 2012, and September 30, 2012 and to avoid potential defaults for not timely filing these reports.  In addition, the August 31, 2012 amendment reduced the Company’s maximum borrowing limit to $50.0 million, provided that the Company met certain borrowing base requirements.  The September 27, 2012 amendment further reduced the Company’s maximum borrowing limit to $25.0 million, provided that the Company met certain borrowing base requirements.  The October 31, 2012 amendment required the Company to place certain amounts in the collateral account under the sole control of the administrative agent to meet the Company’s unencumbered liquidity requirements. In connection with the sale of our Waste segment on November 15, 2012, we paid off and terminated the Credit Facility.

See Note 16, "Subsequent Events" which discusses subsequent amendments to the Credit Facility as well as the payoff of the Credit Facility in conjunction with the sale of the Company's Waste segment in the fourth quarter of 2012.

Tables of Contents

Acquisitions and Sales

During the three month period ended March 31, 2012, we paid cash of $4.3 million for four independent businesses and a non-controlling interest in one of our subsidiaries.

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

During the three months ended March 31, 2012, our cash and cash equivalents decreased by $21.3 million. We expect that our cash on hand and the cash flow provided by operating activities will be sufficient to fund working capital, general corporate needs and planned capital expenditures for the next twelve months. However, there is no assurance that these sources of liquidity will be sufficient to fund our internal growth initiatives or the investments and acquisition activities that we may wish to pursue. If we pursue significant internal growth initiatives or if we wish to acquire additional businesses in transactions that include cash payments as part of the purchase price, we may pursue additional debt or equity sources to finance such transactions and activities, depending on market conditions.

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

See Note 16, "Subsequent Events" of the Notes to Condensed Consolidated Financial Statements.

Financial Instruments — Convertible Promissory Notes

We determine the fair value of certain convertible debt instruments issued as part of business combinations based on assumptions that market participants would use in pricing the liabilities. We have used a Black Scholes pricing model to estimate fair value of our convertible promissory notes, which requires the use of certain assumptions such as expected term and volatility of our common stock. The expected volatility was based on an analysis of industry peer's historical stock price over the term of the notes as we currently do not have our own stock price history. The expected volatility was estimated at approximately 25%. Changes in the fair value of convertible debt instruments are recorded in other expense, net on the Condensed Consolidated Statement of Operations and Comprehensive Loss.

Subsequent to March 31, 2012, none of these convertible promissory notes were converted.  In addition, for the remaining convertible promissory notes that have not been converted subsequent to March 31, 2012, we would record approximately $0.2 million of expense for every $1.00 increase in our stock price. Increases or decreases in the market value of our stock price could affect the fair value of these instruments and our earnings.

Tables of Contents

Income Taxes

As a result of the merger with CoolBrands International, Inc. on November 2, 2010, the Company converted from a corporation taxed under the provisions of Subchapter S of the Internal Revenue Code to a tax-paying entity and accounts for income taxes under the asset and liability method.  For the three months ended March 31, 2012, the Company has recorded an estimate for income taxes based on the Company's projected net loss for the full twelve month period ending December 31, 2012 and an effective income tax rate of approximately 1%.  The amount of income tax expense recorded for the period is based on the pre-tax net loss for the three months ended March 31, 2012.

In addition, during the three months ended March 31, 2012, management has concluded it is not likely the Company will realize the benefit of all of its deferred tax assets and as a result, believes a full valuation allowance will be required at December 31, 2012. This is primarily due to the projected net operating losses and the projected net deferred tax asset position created by the sale of the Waste segment on November 14, 2012.  Therefore, the Company has not recognized a tax benefit as it relates to the current loss for the period ended March 31, 2012.  It should also be noted that the Company does not consider the tax deferred liabilities related to indefinite lived intangible assets when determing the need for a valuation allowance.

Off-Balance Sheet Arrangements

Other than operating leases, there are no significant off-balance sheet financing arrangements or relationships with unconsolidated entities or financial partnerships, which are often referred to as "special purpose entities." Therefore, there is no exposure to any financing, liquidity, market or credit risk that could arise, had we engaged in such relationships.

In connection with a distribution agreement entered into in December 2010 between the Company and a distributor of Company-owned products, we provided a guarantee that the distributor's operating cash flows associated with the agreement would not fall below certain agreed-to minimums, subject to certain pre-defined conditions, over the ten year term of the distribution agreement. If the distributor's annual operating cash flow does fall below the agreed-to annual minimums, we will reimburse the distributor for any such short fall up to a pre-designated amount. No value was assigned to the fair value of the guarantee at March 31, 2012 and December 31, 2011 based on a probability assessment of the projected cash flows. Management currently does not believe that it is probable that any amounts will be paid under this agreement and thus there is no amount accrued for the guarantee in the Condensed Consolidated Financial Statements.

Adjusted EBITDA

In addition to net income determined in accordance with GAAP, we use certain non-GAAP measures, such as "Adjusted EBITDA," in assessing our operating performance. We believe the non-GAAP measure serves as an appropriate measure to be used in evaluating the performance of our business. We define Adjusted EBITDA as net loss excluding the impact of income taxes, depreciation and amortization expense, investigation and review related expenses, net interest expense, foreign currency gain and other income, net loss on debt related fair value measurements, stock based compensation, third party costs directly related to merger and acquisitions, including the debt prepayment penalty, and a gain from bargain purchase related to mergers and acquisitions. We present Adjusted EBITDA because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of our results.  Management uses this non-GAAP financial measure frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods and gives a better indication of our core operating performance. We include this non-GAAP financial measure in our earnings announcement and guidance in order to provide transparency to our investors and enable investors to better compare our operating performance with the operating performance of our competitors. Adjusted EBITDA should not be considered in isolation from, and is not intended to represent an alternative measure of, operating results or of cash flows from operating activities, as determined in accordance with GAAP. Additionally, our definition of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

Tables of Contents

Under SEC rules, we are required to provide a reconciliation of non-GAAP measures to the most directly comparable GAAP measures. Accordingly, the following is a reconciliation of our net loss reported in the Condensed Consolidated Statements of Operations and Comprehensive Loss to Adjusted EBITDA for the three months ended March 31, 2012 and 2011:

	2012	2011
	(In thousands)

Net loss from continuing operations	$(13,260)	$(4,707)
Income tax expense (benefit)	80	(5,730)
Depreciation and amortization expense	4,976	2,122
Interest expense, net	581	334
(Gain) loss on foreign currency	(3)	35
Realized and unrealized (gain) loss on convertible debt	(29)	1,961
Stock based compensation	1,583	802
Review-related professional fees	1,874	-
Acquisition and merger expenses	120	1,264

Adjusted EBITDA	$(4,078)	$(3,919)

FORWARD-LOOKING STATEMENTS

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Form 10-Q, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Form 10-Q or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.  Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include the following:

●	We have a history of significant operating losses and as such our future revenue and operating profitability are uncertain;
●	Matters relating to or arising from our recent restatement could have a material adverse effect on our business, operating results and financial condition;
●	We may fail to maintain our listing on The NASDAQ Stock Market and the Toronto Stock Exchange;
●	We may be harmed if we do not penetrate markets and grow our current business operations;
●	We may require additional capital in the future and no assurance can be given that such capital will be available on terms acceptable to us, or at all;
●	Failure to attract, train, and retain personnel to manage our growth could adversely impact our operating results;
●	We may not be able to properly integrate the operations of acquired businesses and achieve anticipated benefits of cost savings or revenue enhancements;
●	We may incur unexpected costs, expenses, or liabilities relating to undisclosed liabilities of our acquired businesses;

Tables of Contents

●	We may recognize impairment charges which could adversely affect our results of operations and financial condition;
●	Goodwill and other intangible assets resulting from acquisitions may adversely affect our results of operations;
●	Future issuances of shares of our common stock in connection with acquisitions or pursuant to our stock incentive plan could have a dilutive effect;
●	Future sales of Swisher Hygiene shares by our stockholders could affect the market price of our shares;
●	Failure to retain our current customers and renew existing customer contracts could adversely affect our business;
●	The pricing, terms, and length of customer service agreements may constrain our ability to recover costs and to make a profit on our contracts;
●	Changes in economic conditions that impact the industries in which our end-users primarily operate in could adversely affect our business;
●	Our solid waste collection operations are geographically concentrated and are therefore subject to regional economic downturns and other regional factors;
●	If we are required to change the pricing models for our products or services to compete successfully, our margins and operating results may be adversely affected;
●
Several members of our senior management team are critical to our business and if these individuals do not remain with us in the future, it could have a material adverse impact on our business, financial condition, results of operations, and cash flows;

●	The financial condition and operating ability of third parties may adversely affect our business;
●	The availability of our raw materials and the volatility of their costs may adversely affect our operations;
●	Increases in fuel and energy costs could adversely affect our results of operations and financial condition;
●	Our products contain hazardous materials and chemicals, which could result in claims against us;
●
We are subject to environmental, health and safety regulations, and may be adversely affected by new and changing laws and regulations, that generate ongoing environmental costs and could subject us to liability;

●	Future changes in laws or renewed enforcement of laws regulating the flow of solid waste in interstate commerce could adversely affect our operating results;
●	If our products are improperly manufactured, packaged, or labeled or become adulterated, those items may need to be recalled;
●	Changes in the types or variety of our service offerings could affect our financial performance;
●	An inability to open new, cost effective processing facilities may adversely affect our expansion efforts;
●	We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business;
●	If we are unable to protect our information and telecommunication systems against disruptions or failures, our operations could be disrupted;
●	Insurance policies may not cover all operating risks and a casualty loss beyond the limits of our coverage could adversely impact our business;
●	Our current size and growth strategy could cause our revenue and operating results to fluctuate more than some of our larger, more established competitors or other public companies;
●	Certain stockholders may exert significant influence over corporate action requiring stockholder approval; and
●	Provisions of Delaware law and our organizational documents may delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders.

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

Interest Rate Risk

At March 31, 2012, we had variable rate debt of $25.0 million under two lines of credit with an average periodic interest rate on outstanding balances that fluctuates based on LIBOR plus 2.5% to 4.0%. At the above level of borrowings, for every 50 basis point change in LIBOR, quarterly interest expense associated with such borrowings would correspondingly increase or decrease by approximately $1.5 million annually. This analysis does not consider the effects of any other changes to our capital structure.  A 10% change in interest rates would have an immaterial effect on the fair value of our final rate debt.

Tables of Contents

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

We carried out an evaluation, under the supervision and with the participation of our management, including our former CEO and former CFO, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2012 because of the deficiencies in our internal control over financial reporting discussed below.

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

Tables of Contents

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

The deficiencies describe above were identified in connection with the restatements of our financial statements for the quarterly periods ended March 31, 2011, June 30, 2011, and September 30, 2011 and the preparation of our financial statements for the year ended December 31, 2011 and disclosed in the corresponding amended quarterly reports on Forms 10-Q/A and Annual Report on Form 10-K (collectively the "2011 Reports").  As further disclosed in the 2011 Reports and as set forth below, management has taken and continues to take steps to remediate each of the control deficiencies identified above. Notwithstanding the control deficiencies described above, we have performed additional analyses and other procedures to enable management to conclude that our condensed consolidated financial statements included in this report fairly present, in all material respects, our financial condition and results of operations as of and for the period ended March 31, 2012.

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

Management and our Audit Committee will continue to monitor these remedial measures and the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Tables of Contents

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

Tables of Contents

Derivative Litigation

On April 11, 2012 and May 11, 2012, the Board of Directors of the Company received demand letters (the “Demands”) from two of the Company’s purported stockholders.  In general, the Demands ask the Board to undertake an independent investigation into potential violations of Delaware and federal law relating to the Company's March 28, 2012 disclosure that its previously issued financial results for the first, second and third fiscal quarters of 2011 should no longer be relied upon, and to initiate claims against responsible parties and/or implement therapeutic changes as needed.  The Board has not yet made a determination regarding its response to the Demands.

Other Related Matter

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

ITEM 1A.     RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition, or future results. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In addition to issuances reported on Current Reports on Form 8-K, we issued the following convertible promissory notes that are convertible into shares of common stock during the quarter ended March 31, 2012:

(a)    On February 24, 2012, in connection with the acquisition of the assets and business of Savoy Linen Services, Inc., the Company issued a convertible promissory note which may be converted into a maximum of 171,428 shares of common stock of the Company;

(b)    On February 29, 2012, in connection with the acquisition of certain assets of CMI LV, Inc. (d/b/a Cactus Mats), the Company issued a convertible promissory note which may be converted into a maximum of 71,429 shares of common stock of the Company; and

(c)    On March 21, 2012, in connection with the acquisition of the route operations and certain other assets of CSC OPS, LLC (d/b/a Environmental Biotech), the Company issued a convertible promissory note which may be converted into a maximum of 77,495 shares of common stock of the Company.

No underwriters were involved in any of the issuances of securities described in paragraphs (a) through (c) above, all of which were exempt from the registration requirements of the Securities Act. The issuance of the securities described in subparagraphs (a) through (c) above were exempt from the registration requirements of the Securities Act afforded by Section 4(2) thereof and Regulation D promulgated thereunder, which exception Swisher Hygiene believes is available because the securities were not offered pursuant to a general solicitation and such issuances were otherwise made in compliance with the requirements of Regulation D and Rule 506. The securities issued in these transactions are restricted and may not be resold except pursuant to an effective registration statement filed under the Securities Act or pursuant to a valid exemption from the registration requirements of the Securities Act.

Tables of Contents

ITEM 6.       EXHIBITS

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.***
101.SCH	XBRL Taxonomy Extension Schema.***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.***
101.LAB	XBRL Taxonomy Extension Label Linkbase.***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.***
101.DEF	XBRL Taxonomy Extension Definition Linkbase. ***
____________________________
**	Furnished herewith.
***
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections

Tables of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWISHER HYGIENE INC. (Registrant)

Dated: March 10, 2013	By:	/s/ Thomas C. Byrne
Thomas C. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

Dated: March 10, 2013	By:	/s/ William T. Nanovsky
William T. Nanovsky
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Tables of Contents

SWISHER HYGIENE INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.***
101.SCH	XBRL Taxonomy Extension Schema.***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.***
101.LAB	XBRL Taxonomy Extension Label Linkbase.***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.***
101.DEF	XBRL Taxonomy Extension Definition Linkbase. ***
____________________________
**	Furnished herewith.
***
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.