Form 10-Q
period 2012-06-30
Swisher Hygiene Inc.
filed 2013-03-15
CIK 1504747

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _____________.

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

Number of shares outstanding of each of the registrant's classes of Common Stock at March 11, 2013: 175,157,404 shares of Common Stock, $0.001 par value per share.

Tables of Contents

SWISHER HYGIENE INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

ii

Tables of Contents

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$28,857	$70,508
Accounts receivable (net of allowance for doubtful accounts of $2,463
at June 30, 2012 and $2,185 at December 31, 2011)	24,813	27,747
Inventory	15,779	15,689
Assets of discontinued operations	138,725	141,726
Other assets	4,011	2,619
Total current assets	212,185	258,289
Property and equipment, net	46,346	38,954
Goodwill	107,586	106,036
Other intangibles, net	54,172	56,958
Deferred income tax assets	14,705	14,579
Other noncurrent assets	3,903	3,588
Total assets	$438,897	$478,404
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$29,095	$34,450
Long-term debt and obligations due within one year	13,813	13,566
Advances from shareholder	2,000	2,000
Liabilities of discontinued operations	34,694	33,588
Total current liabilities	79,602	83,604
Long-term debt and obligations	41,251	47,267
Other long-term liabilities	3,516	3,677
Total noncurrent liabilities	44,767	50,944

Commitments and contingencies (Note 15)

Stockholders' equity
Swisher Hygiene Inc. stockholders’ equity
Preferred stock, par value $0.001, authorized 10,000,000 shares, no shares issued and outstanding
at June 30, 3012 and December 31, 2011	-	-
Common stock, par value $0.001, authorized 600,000,000 shares; 175,018,157 and 174,810,082
shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	175	175
Additional paid-in capital	381,685	378,824
Accumulated deficit	(66,502)	(34,330)
Accumulated other comprehensive loss	(852)	(835)
Total Swisher Hygiene Inc. stockholders’ equity	314,506	343,834
Non-controlling interest	22	22
Total stockholders' equity	314,528	343,856
Total liabilities and stockholders' equity	$438,897	$478,404

See Notes to Condensed Consolidated Financial Statements

Tables of Contents

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue
Products	$53,169	$26,350	$104,019	$41,063
Services	6,744	6,618	13,753	11,986
Franchise and other	269	1,276	563	2,669
Total revenue	60,182	34,244	118,335	55,718

Costs and expenses
Cost of sales	26,832	13,152	52,079	21,394
Route expenses	10,171	7,603	20,766	12,758
Selling, general, and administrative expenses	35,597	17,366	65,566	30,901
Acquisition and merger expenses	42	2,734	162	3,998
Depreciation and amortization	5,188	2,482	10,165	4,604
Total costs and expenses	77,830	43,337	148,738	73,655
Loss from continuing operations	(17,648)	(9,093)	(30,403)	(17,937)

Other expense, net	(373)	(3,676)	(799)	(5,936)
Net loss from continuing operations before income taxes	(18,021)	(12,769)	(31,202)	(23,873)

Income tax (expense) benefit	(8)	4,403	(87)	10,133
Net loss from continuing operations	(18,029)	(8,366)	(31,289)	(13,740)
(Loss) Income from discontinued operations, net of tax	(882)	275	(883)	(350)
Net loss	(18,911)	(8,091)	(32,172)	(14,090)
Net income attributable to non-controlling interest	-	(1)	-	(1)
Net loss attributable to Swisher Hygiene Inc.	(18,911)	(8,092)	(32,172)	(14,091)
Comprehensive loss
Foreign currency translation adjustment	(13)	(270)	(17)	(28)
Comprehensive loss	$(18,924)	$(8,362)	$(32,189)	$(14,119)

Loss per share from continuing operations
Basic and diluted	$(0.10)	$(0.05)	$(0.18)	$(0.10)

Weighted-average common shares used in the
computation of loss per share
Basic and diluted	174,996,323	164,972,640	174,913,264	144,097,478

See Notes to Condensed Consolidated Financial Statements

Tables of Contents

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Swisher Hygiene Inc. Stockholders'	Non- Controlling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity
Balance at
December 31, 2011	174,810,082	$175	$378,824	$(34,330)	$(835)	$343,834	$22	$343,856
Shares issued for non-controlling interest	10,000	0	37	-	-	37	-	37
Conversion of convertible promissory					-
note payable	10,047	0	37	-		37	-	37
Stock based compensation	-	-	2,617	-	-	2,617	-	2,617
Issuance of contingent earnout shares	90,909	0	170	-	-	170	-	170
Issuance of common stock issued under stock based payment plans	97,119	0	0	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	(17)	(17)	-	(17)
Net loss	-	-	-	(32,172)	-	(32,172)	0	(32,172)
Balance at
June 30, 2012	175,018,157	$175	$381,685	$(66,502)	$(852)	$314,506	$22	$314,528

Preferred stock, par value $0.001, authorized 10,000,000 shares, no shares issued and outstanding at June 30, 3012 and December 31, 2011

See Notes to Condensed Consolidated Financial Statements

Tables of Contents

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2012	2011
Cash used in operating activities of continuing operations
Net loss from continuing operations	$(31,289)	$(13,740)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	10,165	4,604
Provision for doubtful accounts	2,242	396
Stock based compensation	2,617	1,846
Realized and unrealized net (gain) loss on fair value of financial instruments	(199)	5,586
Deferred income tax liabilities	(125)	(10,163)
Changes in working capital components:
Accounts receivable	961	(3,924)
Inventory	(4)	(2,587)
Other assets and noncurrent assets	(1,706)	(1,793)
Accounts payable, accrued expenses, and other current liabilities	(5,267)	2,899
Cash used in operating activities of continuing operations	(22,605)	(16,876)
Cash used in investing activities of continuing operations
Purchases of property and equipment	(11,141)	(5,234)
Acquisitions, net of cash acquired	(4,310)	(85,896)
Restricted cash	-	5,193
Cash used in investing activities of continuing operations	(15,451)	(85,937)
Cash (used in) provided by financing activities of continuing operations
Proceeds from private placements, net of issuance costs	-	191,181
Proceeds from line of credit, net of issuance costs	-	27,661
Payoff of lines of credit	-	(27,779)
Principal payments on long-term debt and obligations	(6,819)	(1,177)
Proceeds from exercise of stock options	-	3,366
Cash (used in) provided by financing activities of continuing operations	(6,819)	193,252

Discontinued operations:
Net cash provided by operating activities	4,960	4,359
Net cash used in investing activities	(2,260)	(21,057)
Net cash provided by (used in) financing activities	524	(205)
Cash provided by (used in) discontinued operations	3,224	(16,903)

Net (decrease) increase in cash and cash equivalents	(41,651)	73,536
Cash and cash equivalents at the beginning of the period	70,508	38,932
Cash and cash equivalents at the end of the period	$28,857	$112,468

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

We have Company-owned operations and franchise operations located throughout the United States and Canada and have entered into seven Master License Agreements covering the United Kingdom, the Netherlands, Singapore, the Philippines, Taiwan, Hong Kong/Macau/China, and Mexico. Franchise revenue from these Master Licensees was $0.5 million for the six months ended June 30, 2012.

NOTE 2 —  DISCONTINUED OPERATIONS

During the quarter ended June 30, 2012, the Company’s Board of Directors determined that the Company would sell its Waste segment. As a result, at June 30, 2012, the Waste segment’s net assets met the “held for sale” criteria in accordance with generally accepted accounting principles, and as a result the Company has disclosed the Waste segment as discontinued operations. The Company has elected to continue the depreciation and amortization of assets pertaining to the discontinued operations since the assets were in use during the periods presented. Accordingly, the Company recorded depreciation expense on these assets within discontinued operations.

Upon the disposition of the Waste segment in the fourth quarter of 2012, the Company realized a gain, which will be recognized in the fourth quarter of 2012. The results of operations and the cash flows related to this segment have been reclassified to discontinued operations in our Condensed Consolidated Statements of Operations and Comprehensive Loss and Condensed Consolidated Statement of Cash Flows for all periods presented. The assets and liabilities of this segment have been reclassified to “Assets of discontinued operations” and “Liabilities of discontinued operations” in our Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011. The following table presents summarized operating results for these discontinued operations for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)
	2012	2011	2012	2011
Revenue	$17,470	$17,672	$35,395	$23,482
(Loss) income, net of tax	$(882)	$275	$(883)	$(350)

Tables of Contents

Any corporate management overhead charged to the Waste segment in prior year filings has been included in continuing operations as the amounts are not expected to change as a result of the sale of the Waste segment.

On March 1, 2011, we closed the acquisition of Choice Environmental Services, Inc. ("Choice") and issued 8,281,920 shares of our common stock to the former shareholders of Choice, assumed $1.7 million of debt, and paid off $39.2 million of Choice debt. In paying the balance on this Choice debt, we incurred a prepayment penalty of $1.5 million which is included in loss from discontinued operations in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Components of Assets and Liabilities from discontinued operations consist of the following as of June 30, 2012 and December 31, 2011:

	2012	2011
	(in thousands, except per share data)
Current assets:
Accounts Receivable	$5,839	$5,646
Inventory	28	88
Other	1,472	803
Total current assets from discontinued operations	$7,339	$6,537

Noncurrent assets:
Property and equipment, net	$31,825	$32,663
Goodwill	53,324	53,324
Other intangibles, net	45,073	48,308
Other	1,164	894
Total noncurrent assets from discontinued operations	$131,386	$135,189

Total assets from discontinued operations	$138,725	$141,726

Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$8,005	$7,276
Short term obligations	1,038	530
Total current liabilities from discontinued operations	$9,043	$7,806

Noncurrent liabilities:
Long term obligations	$3,856	$3,991
Deferred tax liabilities	21,795	21,791
Total noncurrent liabilities from discontinued operations	$25,651	$25,782

Total liabilities from discontinued operations	$34,694	$33,588

Loss per share from discontinued operations for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Loss per share from discontinued operations
Basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

In connection with the acquisition of Choice, we entered into capital leases that have initial terms of five or ten years with companies owned by the former shareholders of Choice, to finance the cost of leasing office buildings and properties, including warehouses. The fair value of these leased properties and the related capital lease obligations of $2.9 million and $2.3 million are included in assets from discontinued operations and liabilities from discontinued operations, respectively.

The Company completed the sale of its Waste segment on November 15, 2012. See further discussion of this transaction in Note 16, “Subsequent Events.”

Tables of Contents

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC") and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. The Company's Condensed Consolidated Financial Statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition, results of operations, and cash flows for the periods presented. The information at December 31, 2011 in the Company's Condensed Consolidated Balance Sheets included in this quarterly report was derived from the audited Consolidated Balance Sheets included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 26, 2013 (the "2011 Form 10-K"). This quarterly report should be read in conjunction with the 2011 Form 10-K.

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

The Company's significant accounting policies are discussed in Note 2 of the Notes to Consolidated Financial Statements in our 2011 Form 10-K. Any significant changes to those policies or new significant policies are described below.

Adoption of Newly Issued Accounting Pronouncements

Fair Value:  In May 2011, the FASB issued updated accounting guidance on fair value measurements. The updated guidance resulted in common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards ("IFRS"). The Company adopted this guidance effective January 1, 2012. The adoption did not have a material impact on the disclosures of the Company’s consolidated financial information.

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

NOTE 4 — ACQUISITIONS

During the six months ended June 30, 2012, the Company acquired four independent businesses and purchased the remaining non-controlling interest in one of its subsidiaries. The results of operations of these acquisitions have been included in the Company's Condensed Consolidated Statements of Operations and Comprehensive Loss since their respective acquisition dates. None of these acquisitions were significant individually or in the aggregate to the Company's consolidated financial results and therefore, supplemental pro forma financial information is not presented.

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

Acquisition and merger expenses include costs for third party due diligence, legal, accounting and other professional services fees directly-related to the acquisition of four independent companies and the remaining non-controlling interest in one subsidiary during the six months ended June 30, 2012.

The purchase price allocations for these acquisitions are preliminary and subject to changes in the fair value of assets and liabilities as of the effective dates.

The Company made no acquisitions during the three months ended June 30, 2012.

NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets have been recognized in connection with the Company's acquisitions and substantially all of the balance is expected to be fully deductible for income tax purposes over 15 years. Changes in the carrying amount of goodwill and other intangibles during the six months ended June 30, 2012 were as follows:

	Goodwill	Customer Relationships	Non-Compete Agreements	Trademarks	Formulas
Balance at
December 31, 2011	$106,906	$43,140	$6,947	$1,977	$4,894
Accumulated Impairment Losses	(870)	-	-	-	-
Total	106,036	43,140	6,947	1,977	4,894
Acquisition/Additions	1,550	1,276	126	130	-
Amortization	-	(3,040)	(1,023)	(114)	(125)
Foreign currency translation		(11)	(5)	-
Balance at
June 30, 2012	$107,586	$41,365	$6,045	$1,993	$4,769

The fair value of the customer relationships acquired were originally valued using future discounted cash flows expected to be generated from those customers. These customer relationships and contracts will be amortized on a straight-line basis over five to ten years, which is primarily based on historical customer attrition rates and lengths of contracts. The fair value of the non-compete agreements will be amortized on a straight-line basis over the length of the agreements, typically not exceeding five years. The fair value of formulas is amortized on a straight-line basis over twenty years. Trademarks and tradenames are generally indefinite lived intangibles with no amortization. In instances where there is a finite life remaining on a particular trademark or tradename, the Company amortizes them on a straight-line basis over this period. Total accumulated amortization of intangibles was $17.5 million and $13.2 million as of June 30, 2012 and December 31, 2011, respectively.

Tables of Contents

NOTE 6 — INVENTORY

 Inventory is comprised of the following components at June 30, 2012 and December 31, 2011:

Finished goods	$11,867	$12,231
Raw materials	3,374	3,105
Work in process	538	353
Total	$15,779	$15,689

NOTE 7 — STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the six months ended June 30, 2012 consisted of the following:

Balance at December 31, 2011	$343,856
Conversion of convertible promissory note payable	37
Stock based compensation	2,617
Shares issued for non-controlling interest	37
Issuance of contingent earnout shares	170
Foreign currency translation adjustment	(17)
Net loss	(32,172)
Balance at June 30, 2012	$314,528

Acquisitions and Asset Purchases

We issued a total of 10,000 shares of our common stock in connection with the purchase of the remaining non-controlling interest in a subsidiary during the six months ended June 30, 2012. Our stock price was at a weighted-average price of $3.68 at the time these shares were issued.

Stock Based Compensation

Stock based compensation is the result of the recognition of the fair value of stock based compensation on the date of grant over the service period for which the awards are expected to vest.

NOTE 8 — LONG-TERM DEBT AND OBLIGATIONS

Long-term obligations consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
Line of credit agreement dated March 2011 and maturing in July 2013,
interest rate of 2.7% at June 30, 2012.	$25,000	$25,000
Acquisition notes payables	5,867	7,675
Convertible promissory notes, 4.0% and matures at various dates through 2016	11,069	12,596
Capitalized lease obligations	13,128	15,562

Total debt and obligations	55,064	60,833
Long-term debt and obligations due within one year	(13,813)	(13,566)
Long-term debt and obligations	$41,251	$47,267

Tables of Contents

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

Borrowings and availability under the Credit Facility were subject to compliance with financial covenants, including achieving specified consolidated EBITDA levels, which depends on the success of our acquisition strategy, and maintaining leverage and coverage ratios and a minimum liquidity requirement. The Credit Facility also placed restrictions on our ability to incur additional indebtedness, make certain acquisitions, create liens or other encumbrances, sell or otherwise dispose of assets, and merge or consolidate with other entities or enter into a change of control transaction. Failure to achieve or maintain the financial covenants in the Credit Facility or failure to comply with one or more of the operational covenants could have adversely affected our ability to borrow monies and could have resulted in a default under the Credit Facility. The Credit Facility was subject to other standard default provisions.

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

During 2012, we amended our Credit Facility with Wells Fargo Bank, National Association on each of April 12, 2012, May 15, 2012, June 28, 2012, July 30, 2012, August 31, 2012, September 27, 2012, and October 31, 2012, in each case, primarily to extend the dates by which we were required to file our 2011 Form 10-K and Forms 10-Q for the quarters ended March 31, 2012, June 30, 2012, and September 30, 2012 and to avoid potential defaults for not timely filing these reports. In addition, the August 31, 2012 amendment reduced the Company’s maximum borrowing limit to $50.0 million, provided that the Company met certain borrowing base requirements. The September 27, 2012 amendment further reduced the Company’s maximum borrowing limit to $25.0 million, provided that the Company met certain borrowing base requirements. The October 31, 2012 amendment required the Company to place certain amounts in the collateral account under the sole control of the administrative agent to meet the Company’s unencumbered liquidity requirements. In connection with the sale of our Waste segment on November 15, 2012, we paid off and terminated the Credit Facility.

Convertible Promissory Notes

During the six months ended June 30, 2012 and in connection with certain acquisitions, the Company issued convertible promissory notes with an aggregate principal value of $1.1 million. The notes have a four percent interest rate and are convertible by the Company based on the trading price the day before conversion limited to a maximum aggregate of 320,352 shares of our common stock. The Company may convert the principal and interest into shares of common stock at any time subject to the listing of the common stock on NASDAQ or another national exchange.

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

The following table is a reconciliation of changes in fair value of the notes that are marked to market each subsequent reporting period for the six months ended June 30, 2012:

Balance at December 31, 2011	$3,129
Issuance of convertible promissory notes	-
Settlement/conversion of convertible promissory notes	(998)
Net gains included in earnings	(199)
Balance at June 30, 2012	$1,932
The amount of gains included in earnings attributable to liabilities still held at the end of the period	$66

 The above balance represents the value of convertible notes that are subject to continual remeasurement and mark to market accounting and is included in the $11.0 million balance for all of the Company’s convertible promissory notes at June 30, 2012.

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

Tables of Contents

NOTE 10 — OTHER EXPENSE, NET

Other expense, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income	$0	$81	$0	$97
Interest expense	(531)	(334)	(1,112)	(684)
Realized and unrealized net gain (loss) on fair value instruments	170	(3,625)	199	(5,586)
Foreign currency	(43)	128	(40)	163
Other	31	74	154	74
Total other expense, net	$(373)	$(3,676)	$(799)	$(5,936)

NOTE 11 — SUPPLEMENTAL CASH FLOW INFORMATION

The following table includes supplemental cash flow information, including non-cash investing and financing activity for the six months ended June 30, 2012 and 2011.

	2012	2011
Cash paid for interest	$1,236	$464
Cash received from interest	$-	$167
Conversion of promissory notes	$37	$21,195
Issuance of shares for acquisitions,
property and equipment	$37	$94,027
Debt issued and assumed in business combinations	$1,121	$10,321

NOTE 12 — LOSS PER SHARE

Net loss attributable per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. The following were not included in the computation of diluted loss per share for the six months ended June 30, 2012 and 2011 as their inclusion would be anti-dilutive:

●	Warrants to purchase 5.5 million shares of common stock at $0.50 per share that were exercised in May 2011 for the period prior to exercise during 2011.

●	5,975,866 shares of common stock underlying outstanding stock options and restricted stock units.

Tables of Contents

NOTE 13 — INCOME TAXES

As a result of the merger with CoolBrands International, Inc. on November 2, 2010, the Company converted from a corporation taxed under the provisions of Subchapter S of the Internal Revenue Code to a tax-paying entity and accounts for income taxes under the asset and liability method. For the six months ended June 30, 2012, the Company has recorded an estimate for income taxes based on the Company's projected net loss for the full twelve month period ending December 31, 2012 and an effective income tax rate of approximately 1.0%. The amount of income tax expense recorded for the period is based on the pre-tax net loss for the six months ended June 30, 2012.

In addition, during the six months ended June 30, 2012, management has concluded that it is not likely that the Company will realize the benefits of all of its deferred tax assets and as a result, believes a full valuation allowance will be required at December 31, 2012. This is primarily due to the projected net operating losses and the projected net deferred tax asset position created by the sale of the Waste segment on November 15, 2012. Therefore, the Company has not recognized a tax benefit as it relates to the current loss for the period ended June 30, 2012. It should also be noted that the Company does not consider the tax deferred liabilities related to indefinite lived intangible assets when determining the need for a valuation allowance.

NOTE 14 — RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2012 and 2011, the Company incurred $0.1 million and $0.0 million, respectively, for training course development and utilization of the delivery platform from a company, the majority of which is owned by a partnership in which a shareholder and another director have a controlling interest.

In August 2010, the Company borrowed $2.0 million for working capital purposes, pursuant to an unsecured note payable to one of its shareholders that bears interest at the short-term Applicable Federal Rate. The balance as of June 30, 2012 and December 31, 2011 is $2.0 million. The note was paid in full following the sale of Choice in November 2012, which is discussed more fully in Note 16 “Subsequent Events.”

During the three months ended June 30, 2012 and 2011, the Company purchased $2.0 million and $0.0 million, respectively, of chemical products from an entity owned, in part, by a Company employee. During the six months ended June 30, 2012 and 2011, purchases were $3.8 million and $0, respectively. At June 30, 2012 and December 31, 2011, the Company has $0.5 million and $1.1 million included in accounts payable to this entity.

At June 30, 2012 and December 31, 2011, the Company had receivable balances of $0.3 million and $2.1 million, respectively, from former owners of two acquired businesses. Subsequent to June 30, 2012, a substantial majority of this balance has been collected.

The Company is obligated to make lease payments pursuant to certain real property and equipment lease agreements with employees that were former owners of acquired companies. Payments during the three months ended June 30, 2012 and 2011 to these companies totaled $0.4 million and $0.2 million, respectively. Payments during the six months ended June 30, 2012 and 2011 were $0.8 million and $0.3 million, respectively.

At December 31, 2011, the Company had a liability of $0.2 million related to the funding of the 401(k) Profit Sharing Plan of an acquisition. The amount was paid in full by June 30, 2012.

In connection with the acquisition of Choice, we entered into capital leases that have initial terms of five or ten years with companies owned by shareholders of Choice, to finance the cost of leasing office buildings and properties, including warehouses. The fair value of these leased properties of $2.9 million is included in assets from discontinued operations and is being depreciated over the terms of the respective leases. Capital lease obligations of $2.3 million are included in liabilities from discontinued operations as of June 30, 2012 and December 31, 2011, respectively. The Company sold its Waste segment during the fourth quarter of 2012, as more fully described in Note 16 “Subsequent Events” and in connection therewith, transferred all remaining capital lease obligations to the buyers.

Tables of Contents

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

On October 18, 2012, the Western District of North Carolina held an Initial Pretrial Conference at which it appointed lead counsel and lead plaintiffs for the securities class actions, and set a schedule for the filing of a consolidated class action complaint and defendants' time to answer or otherwise respond to the consolidated class action complaint. The Western District of North Carolina stayed the derivative action pending the outcome of the securities class actions.

Derivative Litigation

On April 11, 2012 and May 11, 2012, the Board received demand letters (the “Demands”) from two of the Company’s purported stockholders. In general, the Demands ask the Board to undertake an independent investigation into potential violations of Delaware and federal law relating to the Company's March 28, 2012 disclosure that its previously issued financial results for the first, second and third fiscal quarters of 2011 should no longer be relied upon, and to initiate claims against responsible parties and/or implement therapeutic changes as needed. The Board has not yet made a determination regarding its response to the Demands.

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

During 2011, we entered into a series of arm's length securities purchase agreements to sell an aggregate of 21,857,143 shares of our common stock to certain funds of a global financial institution (the "Private Placements"). We agreed to use our commercially reasonable efforts to file a resale registration statement with the SEC relating to the shares of common stock sold in the Private Placements. If the registration statement was not filed or declared effective within specified time periods, the investors would have been, or if the registration statement ceased to remain effective for a period of time exceeding a sixty day grace period, the investors would be entitled to receive monthly liquidated damages in cash equal to one percent of the original offering price for each share purchased in the private placement that at such time could not be sold by the investor, with an interest rate of one percent per month accruing daily for liquidated damages not paid in full within ten business days. On August 12, 2011, the SEC declared effective, a resale registration statement relating to the 21,857,143 shares issued in the Private Placements. The registration statement, including post-effective amendments to the registration statement, remained effective through April 12, 2012. As a result of not timely filing our 2011 Form 10-K, the registration statement relating to shares issued in the Private Placements is not effective, and as such we may be subject to liability under the penalty provision.

In connection with a distribution agreement entered into in December 2010, the Company provided a guarantee that the distributor's operating cash flows associated with the agreement would not fall below certain agreed-to minimums, subject to certain pre-defined conditions, over the ten year term of the distribution agreement. If the distributor's annual operating cash flow does fall below the agreed-to annual minimums, the Company will reimburse the distributor for any such short fall up to a pre-designated amount. No value was assigned to the fair value of the guarantee at June 30, 2012 and December 31, 2011 based on a probability assessment of the projected cash flows. Management currently does not believe that it is probable that any amounts will be paid under this agreement and thus there is no amount accrued for the guarantee in the Condensed Consolidated Financial Statements. This liability would be considered a Level 3 financial instruments given the unobservable inputs used in the projected cash flow model. See Note 9, "Fair Value Measurements and Financial Instruments" for the fair value hierarchy.

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

In June 2012, a fire occurred at a linen warehouse of one of the Company’s subsidiaries in Tampa, Florida.  The fire heavily damaged the leased building and its contents, requiring the building to be demolished.  Shortly after the fire, we were able to resume services to our customers through outsourcing arrangements and business interruption was minimal.  We maintain comprehensive general liability and property insurance, including business interruption insurance.  In November 2012, we reached agreement with our insurance carrier and settled the claims.  In accordance with generally accepted accounting principles, we expect to record a gain in other income (expense) on the involuntary conversion of assets in the fourth quarter of 2012. At June 30, 2012, the above events resulted in a receivable of $0.7 million recorded in other current assets.

NOTE 16 — AUDIT COMMITTEE REVIEW AND SUBSEQUENT EVENTS

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

Tables of Contents

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

As a result of the sale of Choice and all of its operations in the Waste segment, the Company operates in one business segment, Hygiene, for fiscal year 2012 filings. In connection with the acquisition of Choice on March 1, 2011, the Company recorded deferred tax liabilities that allowed the Company to make a determination that the valuation allowance for the deferred tax asset of $2.4 million recorded at December 31, 2010 was no longer necessary at March 31, 2011. Upon the sale of Choice in the fourth quarter of 2012 and with our history of operating losses, a valuation allowance is projected to be necessary in 2012 as discussed in Note 13, "Income Taxes."

Revolving Credit Facility

During 2012, we amended our Credit Facility with Wells Fargo Bank, National Association on each of April 12, 2012, May 15, 2012, June 28, 2012, July 30, 2012, August 31, 2012, September 27, 2012, and October 31, 2012, in each case, primarily to extend the dates by which we were required to file our 2011 Form 10-K and Forms 10-Q for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012 and to avoid potential defaults for not timely filing these reports. In addition, the August 31, 2012 amendment reduced the Company’s maximum borrowing limit to $50.0 million, provided that the Company met certain borrowing base requirements. The September 27, 2012 amendment further reduced the Company’s maximum borrowing limit to $25.0 million, provided that the Company met certain modified borrowing base requirements. The October 31, 2012 amendment required the Company to place certain amounts in a collateral account under the sole control of the administrative agent to meet the Company’s unencumbered liquidity requirements. In connection with the sale of our Waste segment on November 15, 2012, we paid off the Credit Facility, which resulted in the termination of the Credit Facility.

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

See Note 16, “Subsequent Events” in the Notes to Condensed Consolidated Financial Statements for significant developments subsequent to June 30, 2012.

Segments

 On March 1, 2011, the Company completed its acquisition of Choice, a Florida based company that provides a complete range of solid waste and recycling collection, transportation, processing and disposal services. As a result of the acquisition of Choice, the Company operated in two segments: Hygiene and Waste. During the quarter ended June 30, 2012, the Company’s Board of Directors determined to sell its Waste segment. On November 15, 2012, the Company completed a stock sale of Choice and other acquired businesses that comprise the Waste segment to Waste Services of Florida, Inc. for $123.3 million. As discussed in Note 2 to the Condensed Consolidated Financial Statements, the Company has applied discontinued operations accounting treatment and disclosures for this transaction. See Note 2, “Discontinued Operations” and Note 16, “Subsequent Events” of the Notes to the Condensed Consolidated Financial Statements for further information. As a result of the sale of the Waste segment, the Company’s continuing operations are classified in one business segment, Hygiene, for fiscal year 2012.

Tables of Contents

Acquisitions

During the six months ended June 30, 2012, the Company acquired four independent businesses and the remaining non-controlling interest in one of its subsidiaries. Aggregate consideration included cash of $4.3 million, the issuance of common stock at a fair value of $37,000 and assumed debt of $1.1 million. The Company made no acquisitions during the three months ended June 30, 2012.

See Note 4, "Acquisitions" of the Notes to Condensed Consolidated Financial Statements for a further description of the acquisitions.

Sale of Waste Segment

On November 15, 2012, the Company completed a stock sale of Choice and other acquired businesses that comprise the Waste segment to Waste Services of Florida, Inc. for $123.3 million. The stock purchase agreement contains earn-out provisions that could provide additional sale proceeds to the Company of $1.8 million upon achievement of a predetermined revenue target and is also subject to customary purchase price adjustments, including revenue and EBITDA metrics. Ten percent of the purchase price is subject to a holdback and adjustment upon delivery of audited financial statements to the buyer.

As a result of the sale of Choice and all of its operations in the Waste segment, the Company operates in one business segment, Hygiene, for fiscal year 2012 filings. In connection with the acquisition of Choice on March 1, 2011, the Company recorded deferred tax liabilities that allowed the Company to make a determination that the valuation allowance for the deferred tax asset of $2.4 million recorded at December 31, 2010 was no longer necessary at March 31, 2011. Upon the sale of Choice in the fourth quarter of 2012 and with our history of operating losses, a valuation allowance is projected to be necessary in 2012, as discussed in Note 13 "Income Taxes" of the Notes to Condensed Consolidated Financial Statements.

Acquisition and Merger Expenses

Acquisition and merger expenses include costs directly-related to the acquisition of four independent companies and the remaining non-controlling interest in one of its subsidiaries during the six months ended June 30, 2012. These costs include costs directly related to acquisitions and the merger and include third party due diligence, legal, accounting and professional service expenses.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with United States generally accepted accounting principles involves the use of estimates and assumptions that affect the recorded amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, management is required to make certain estimates, judgments and assumptions that are believed to be reasonable based on the information available. These estimates and assumptions affect the reported amount of assets and liabilities, revenue and expenses, and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions. These critical accounting policies have not changed since the filing of our 2011 Form 10-K.

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

Tables of Contents

 RESULTS OF CONTINUING OPERATIONS

 Impact of Acquisitions

During the year ended December 31, 2011, we acquired nine franchisees and 54 independent businesses, including four in our Waste segment. We acquired four independent businesses during the six months ended June 30, 2012. The term "Acquisitions" refers to the nine franchisees and 54 independent businesses acquired during the year ended December 31, 2011 and the four independent businesses and remaining non-controlling interest in one of subsidiaries acquired during the six months ended June 30, 2012, including the subsequent growth in existing customer revenue at the time of acquisition as well as revenue from new customer relationships created by the acquired business. See Note 16, "Subsequent Events" of the Notes to Condensed Consolidated Financial Statements for information concerning the sale of businesses subsequent to June 30, 2012.

FOR THE THREE MONTHS ENDED JUNE 30, 2012

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

Total revenue and the revenue derived from each revenue type for the three months ended June 30, 2012 and 2011 are as follows:

	2012	%	2011	%
Revenue	(In thousands)
Company-owned operations:
Chemical products	$41,846	69.5%	$19,968	58.4%
Hygiene product and services	11,616	19.4	10,930	31.9
Rental and other	6,451	10.7	2,070	6.0
Total Company-owned operations	59,913	99.6	32,968	96.3
Franchise products and fees:	269	0.4	1,276	3.7
Total revenue	$60,182	100.0%	$34,244	100.0%

Consolidated revenue increased $25.9 million to $60.2 million for the three month period ending June 30, 2012 as compared to $34.2 million for the same period in 2011. The components of the revenue growth were a $26.9 million increase in revenue from Company-owned operations offset by a $1.0 million reduction in revenue from franchise products and fees. These amounts represented revenue changes of 75.7% for total revenue, 81.7% for Company-owned operations, and (78.9%) for franchise revenue.

Excluding Acquisitions, for the three months ended June 30, 2012, the $2.1 million in revenue growth from the same period in 2011 was comprised of growth in chemical products of $3.4 million, partially offset by reductions in hygiene, rental and other of $0.3 million and franchises of $1.0 million. The amounts represent changes of 29.7%, (1.3)%, and (78.9)%, respectively. Throughout our product lines, increases in revenue were primarily attributable to Acquisitions totaling $23.8 million. Excluding the impact of Acquisitions, revenue from Company-owned operations increased by 9.2%.

Tables of Contents

 The change in revenue mix as well as the growth of the Company-owned operations was primarily attributable to (i) acquisition efforts focused on chemical product and service companies to round out our North American operating footprint, (ii) our emphasis on the expansion of our core ware-washing and laundry chemical offerings both through direct sales efforts and via distributors, (iii) a reduction in focus on our legacy hygiene services offering, and (iv) strategic expansion in the linen rental marketplace.

Cost of Sales

Cost of sales consists primarily of paper, air freshener, chemical and other consumable products sold to our customers, franchisees and international licensees. Cost of sales for the three months ended June 30, 2012 and 2011 are as follows:

	2012	%(1)	2011	%(1)
	(In thousands)
Cost of Sales
Company-owned operations	$26,706	44.6%	$12,657	38.2%
Franchise products and fees	126	46.8	495	46.8
Total cost of sales	$26,832	44.6%	$13,152	38.5%

(1)            Represents cost as a percentage of the respective product line revenue.

Cost of sales increased $13.7 million or 104.0% for the three months ended June 30, 2012 as compared to the same period in 2011, which includes $16.6 million of total cost of sales related to Acquisitions. Excluding the impact of Acquisitions, cost of sales increased $1.3 million or 14.3% for the three months ended June 30, 2012 as compared to the same period in 2011.

Company-owned operations cost of sales increased $14.0 million or 111.0% to $26.7 million for the three months ended June 30, 2012 as compared to the same period in 2011 and includes $12.4 million related to Acquisitions. Excluding the impact of Acquisitions, Company-owned cost of sales increased $1.8 million to $10.2 million or 38.8% of related revenue for the three months ended June 30, 2012 as compared to $8.5 million or 36.8% of related revenue for the same period in 2011. The increase in the amount and the percentage of Company-owned cost of sales for the three months ended June 30, 2012, is a result of the increased revenue from chemical products, including direct and wholesale chemical sales, which have a higher cost to produce versus other Company-owned products, off set by efficiencies from the Company's shift to internal manufacturing.

Route Expenses

Route expenses consist of costs incurred by the Company for the delivery of products and providing services to customers. The details of route expenses for the three months ended June 30, 2012 and 2011 are as follows:

	2012	%(1)	2011	%(1)
Route Expenses
Company-owned operations:
Compensation	$7,305	12.2%	$5,618	17.0%
Vehicle and other expenses	2,866	4.8	1,985	6.0
Total route expenses	$10,171	17.0%	$7,603	23.0%

(1)	Represents route expenses as a percentage of total revenue from Company-owned operations.

Tables of Contents

Route expenses increased $2.6 million or 33.8% to $10.2 million for the three months ended June 30, 2012 as compared to $7.6 million in the same period in 2011, including $4.4 million or 43.7% of total route expenses related to Acquisitions. Excluding the impact of Acquisitions, route expenses decreased $0.3 million or 4.5% for the three months ended June 30, 2012 and 2011 compared to the same period in 2011 as a result of a decrease in compensation costs. As a percentage of revenue, route expenses decreased 6.1% to 17.0% due to the Company's ability to leverage its revenue growth in Company-owned operations.

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

The details of selling, general and administrative expenses for the three months ended June 30, 2012 and 2011 are as follows:

	2012	%(1)	2011	%(1)
	(In thousands)
Selling, General & Administrative Expenses
Compensation	$15,733	26.3%	$10,327	31.3%
Occupancy	2,559	4.3	1,016	3.1
Other	17,305	28.9	6,023	18.3
Total selling, general & administrative expenses	$35,597	59.4%	$17,366	52.7%

(1)           Represents expenses as a percentage of the related revenue.

Selling, general, and administrative expenses increased $18.2 million or 105.0% to $35.6 million for the three months ended June 30, 2012 as compared to $17.4 million in the same period of 2011 and includes $11.4 million from Acquisitions. Excluding the impact from Acquisitions, selling, general, and administrative expenses increased $9.5 million or 64.2%.

Compensation expenses increased $5.4 million or 52.4% to $15.7 million for the three months ended June 30, 2012 as compared to $10.3 million in the same period of 2011 and includes $5.4 million related to Acquisitions. Excluding the impact of these Acquisitions, hygiene compensation expense decreased $0.03 million or 0.4% to $8.5 million for the three months ended June 30, 2012 as compared to the same period in 2011. This decrease is primarily due to a planned reduction in compensation.

Occupancy expenses increased $1.5 million or 151.9% to $2.6 million for the three months ended June 30, 2012 as compared to $1.0 million in the same period of 2011 and is primarily a result of Acquisitions.

Other selling, general and administrative expenses increased $11.3 million or 187.3% to $17.3 million for the three months ended June 30, 2012 as compared to $6.0 million in the same period in 2011 and includes an increase of $2.2 million for Acquisitions.  Excluding the impact from Acquisitions, other expenses increased $9.1 million or 165.0% to $14.6 million primarily due to the expansion of our business that included increases in expenses for professional fees, including $9.5 million in investigation and review-related expenses, reserve for allowance for bad debt, utilities, office equipment, and other office and administrative expenses, many of which relate to our transition from a private company to a public company.

Tables of Contents

Depreciation and Amortization

Depreciation and amortization consists of depreciation of property and equipment and the amortization of intangible assets. Depreciation and amortization increased $2.7 million or 109.0% to $5.2 million for the three months ended June 30, 2012 as compared to $2.5 million during the same period of 2011. The remaining increase is primarily related to depreciation on capital expenditures unrelated to business combinations of $11.8 million made since June 30, 2011.

Other Expense, Net

Details of other expense, net for the three months ended June 30, 2012 and 2011 follows:

	2012	2011
Interest income	$-	$81
Interest expense	(531)	(334)
Realized and unrealized net gain (loss) on fair value of convertible notes	170	(3,625)
Foreign currency	(43)	128
Other	31	74

Total other expense, net	$(373)	$(3,676)

The net loss on debt related fair value measurements for the three months ended June 30, 2011 is the result of the required adjustment to fair value of the convertible promissory notes that were issued during the second half of 2011. The fair value of these convertible promissory notes is impacted by the market price of our stock. See Note 8, "Long-term Debt and Obligations" of the Notes to Condensed Consolidated Financial Statements.

FOR THE SIX MONTHS ENDED JUNE 30, 2012

Revenue

Total revenue and the revenue derived from each revenue type for the six months ended June 30, 2012 and 2011 are as follows:

	2012	%	2011	%
	(In thousands)
Revenue
Company-owned operations:
Chemical products	$81,875	69.2%	$29,442	52.8%
Hygiene product and services	23,348	19.7	19,984	35.9
Rental and other	12,549	10.6	3,623	6.5
Total Company-owned operations	117,772	99.5	53,049	95.2
Franchise products and fees:	563	0.5	2,669	4.8
Total revenue	$118,335	100.0%	$55,718	100.0%

Consolidated revenue increased $62.6 million to $118.3 million for the six month period ending June 30, 2012 as compared to $55.7 million for the same period in 2011. The components of the revenue growth were a $64.7 million increase in revenue from Company-owned operations offset by a $2.1 million reduction in revenue from franchise products and fees. These amounts represented revenue changes of 112.4% for total revenue, 122.0% for Company-owned operations, and (78.9)% for franchise revenue.

Tables of Contents

Excluding Acquisitions, for the six months ended June 30, 2012, the $6.0 million in revenue growth from the same period in 2011 was comprised of growth in chemical products of $7.8 million, offset by reductions in franchise revenue of $2.1 million. The amounts represent increases of 11.2%, 38.8%, and (78.9)%, respectively. Throughout our product lines, increases in revenue were primarily attributable to Acquisitions totaling $56.7 million. Excluding the impact of Acquisitions, revenue increased by 10.7%.

The change in revenue mix as well as the growth of the Company-owned operations was primarily attributable to (i) acquisition efforts focused on chemical product and service companies to round out our North American operating footprint, (ii) our emphasis on the expansion of our core ware-washing and laundry chemical offerings both through direct sales efforts and via distributors, (iii) a reduction in focus on our legacy hygiene services offering, and (iv) strategic expansion in the linen rental marketplace.

Cost of Sales

Cost of sales for the six months ended June 30, 2012 and 2011 are as follows:

	2012	%	2011	%
	(In thousands)
Cost of Sales
Company-owned operations	$51,721	43.9%	$19,800	37.4%
Franchise products and fees	358	63.5	1,594	59.7
Total cost of sales	$52,079	44.0%	$21,394	38.4%

(1)           Represents cost as a percentage of the respective product line revenue.

Cost of sales increased $30.7 million or 143.4% for the six months ended June 30, 2012 as compared to the same period in 2011, which includes $27.0 million of total cost of sales related to Acquisitions. Excluding the impact of Acquisitions, cost of sales increased $4.6 million or 27.8% for the six months ended June 30, 2012 as compared to the same period in 2011.

Company-owned operations cost of sales increased $31.9 million or 161.2% to $51.7 million for the six months ended June 30, 2012 as compared to the same period in 2011 and includes $32.0 million related to Acquisitions. Excluding the impact of Acquisitions, Company-owned cost of sales increased $5.0 million to $19.8 million or 37.3% of related revenue for the six months ended June 30, 2012 as compared to $14.7 million or 35.2% of related revenue for the same period in 2011. The increase in the amount and the percentage of Company-owned cost of sales for the six months ended June 30, 2012, is a result of the increased revenue from chemical products, including direct and wholesale chemical sales, which have a higher cost to produce versus other Company-owned products, offset by efficiencies from the Company's shift to internal manufacturing.

Tables of Contents

Route Expenses

The details of route expenses for the six months ended June 30, 2012 and 2011 are as follows:

	2012	%(1)	2011	%(1)
Route Expenses
Company-owned operations:
Compensation	$14,815	12.6%	$9,517	17.9%
Vehicle and other expenses	5,951	5.0	3,241	6.1
Total route expenses	$20,766	17.6%	$12,758	24.0%

(1)	Represents route expenses as a percentage of total revenue from Company-owned operations.

Route expenses increased $8.0 million or 62.8% to $20.8 million for the six months ended June 30, 2012 as compared to $12.8 million in the same period in 2011, including $9.2 million or 44.5% of total route expenses related to Acquisitions. Excluding the impact of Acquisitions, route expenses increased $0.6 million or 4.7% for the six months ended June 30, 2012 and 2011 compared to the same period in 2011 due to an increase in vehicle costs totaling $0.6 million. As a percentage of revenue, route expenses decreased 32.5% to 17.6% due to the Company's ability to leverage its revenue growth in Company-owned operations.

Tables of Contents

Selling, General and Administrative Expenses

The details of selling, general and administrative expenses for the six months ended June 30, 2012 and 2011 are as follows:

	2012	%(1)	2011	%(1)
	(In thousands)
Selling, General & Administrative Expenses
Compensation	$33,358	28.3%	$18,533	34.9%
Occupancy	4,978	4.2	2,203	4.2
Other	27,230	23.1	10,165	19.2
Total selling, general & administrative expenses	$65,566	55.7%	$30,901	58.2%

(1)            Represents expenses as a percentage of the related revenue.

Selling, general, and administrative expenses increased $34.7 million or 112.2% to $65.6 million for the six months ended June 30, 2012 as compared to $30.9 million in the same period of 2011 and includes $23.1 million from Acquisitions. Excluding the impact from Acquisitions, selling, general, and administrative expenses increased $14.5 million or 46.8%.

Compensation expenses increased $14.8 million or 80.0% to $34.0 million for the six months ended June 30, 2012 as compared to $18.5 million in the same period of 2011 and includes $15.2 million related to Acquisitions. Excluding the impact of these Acquisitions, hygiene compensation expense increased $1.8 million or 10.6% to $18.2 million for the six months ended June 30, 2012 as compared to the same period in 2011. This increase is primarily the result of costs related to the expansion of our corporate, field and distribution sales organizations that began in 2009 and has continued into 2012 to accelerate the growth in our core chemical program.

Occupancy expenses increased $2.8 million or 125.9% to $5.0 million for the six months ended June 30, 2012 as compared to $2.2 million in the same period of 2011 and is primarily a result of Acquisitions.

Other selling, general and administrative expenses increased $17.1 million or 167.9% to $26.6 million for the six months ended June 30, 2012 as compared to $10.1 million in the same period in 2011 and includes an increase of $4.7 million for Acquisitions. Excluding the impact from Acquisitions, other expenses increased $12.4 million or 129.0% to $22.0 million primarily due to the expansion of our business that included increases in expenses for professional fees, including $11.4 million in investigation and review-related expenses, reserve for allowance for bad debt, utilities, office equipment, and other office and administrative expenses, many of which relate to our transition from a private company to a public company.

Depreciation and Amortization

Depreciation and amortization increased $5.6 million or 120.8% to $10.2 million for the six months ended June 30, 2012 as compared to $4.6 million during the same period of 2011. This increase includes $2.5 million for Acquisitions and is primarily the result of amortization for acquired other intangible assets including customer contracts and relationships and non-compete agreements obtained as part of these acquisitions. The remaining increase is primarily related to depreciation on capital expenditures unrelated to business combinations of $11.8 million made since June 30, 2011.

Tables of Contents

Other Expense, Net

Details of other expense, net for the six months ended June 30, 2012 and 2011 follows:

	2012	2011
Interest income	$0	$97
Interest expense	(1,112)	(684)
Realized and unrealized net gain (loss) on fair value of convertible notes	199	(5,586)
Foreign currency	(40)	163
Other	155	74
Total other expense, net	$(799)	$(5,936)

The net loss on debt related fair value measurements for the six months ended June 30, 2011 is the result of the required adjustment to fair value of the convertible promissory notes that were issued during the second half of 2011 and first three months of 2012. The fair value of these convertible promissory notes is impacted by the market price of our stock. See Note 8, "Long-term Debt and Obligations" of the Notes to Condensed Consolidated Financial Statements.

Cash Flows Summary

The following table summarizes cash flows from continuing operations for the six months ended June 30, 2012 and 2011:

	2012	2011
	(In thousands)
Cash Flows Summary
Net cash used in operating activities	$(22,605)	$(16,876)
Net cash used in investing activities	(15,451)	(85,937)
Net cash (used in) provided by financing activities	(6,819)	193,252
Net decrease (increase) in cash from continuing operations	(44,875)	90,439
Net increase in cash from discontinued operations	3,224	(16,903)
Net decrease (increase) in cash and cash equivalents	$(41,651)	$73,536

Net cash used in operating activities for the six months ended June 30, 2012 was $22.6 million compared to $16.9 million in the same period of 2011. The increase of $5.7 million is primarily due to an increase in the net loss of $17.5 million which is primarily offset by an increase in depreciation of $5.6 million and a change in deferred income tax liability of $10.0 million.

Net cash used in investing activities decreased $70.5 million to $15.5 million for the six months ended June 30, 2012 compared with net cash used in investing activities of $85.9 million for the same period of 2011. This decrease is due to a decrease in acquisitions of $81.6 million, partially offset by an increase in purchases of property and equipment of $5.9 million, and the release of 2011 restricted cash of $5.2 million in 2012.

Cash used in financing activities was $6.8 million for the six months ended June 30, 2012, compared with net cash provided by financing activities of $193.3 million during the same period in 2011. This change of $200.1 million was due primarily to $191.2 million of proceeds from private placements of our common stock in 2011.

Liquidity and Capital Resources

We fund the development and growth of our business with cash generated from operations, bank credit facilities, the sale of equity, third party financing for acquisitions, and capital leases for equipment.

Tables of Contents

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

Borrowings and availability under the Credit Facility were subject to compliance with financial covenants, including achieving specified consolidated EBITDA levels, which depends on the success of our acquisition strategy, and maintaining leverage and coverage ratios and a minimum liquidity requirement. The Credit Facility also placed restrictions on our ability to incur additional indebtedness, make certain acquisitions, create liens or other encumbrances, sell or otherwise dispose of assets, and merge or consolidate with other entities or enter into a change of control transaction. Failure to achieve or maintain the financial covenants in the Credit Facility or failure to comply with one or more of the operational covenants could have adversely affected our ability to borrow monies and could have resulted in a default under the Credit Facility. The Credit Facility was subject to other standard default provisions.

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

During 2012, we amended our Credit Facility with Wells Fargo Bank, National Association on each of April 12, 2012, May 15, 2012, June 28, 2012, July 30, 2012, August 31, 2012, September 27, 2012, and October 31, 2012, in each case, primarily to extend the dates by which we were required to file our 2011 Form 10-K and Forms 10-Q for the quarters ended March 31, 2012, June 30, 2012, and September 30, 2012 and to avoid potential defaults for not timely filing these reports. In addition, the August 31, 2012 amendment reduced the Company’s maximum borrowing limit to $50.0 million, provided that the Company met certain borrowing base requirements. The September 27, 2012 amendment further reduced the Company’s maximum borrowing limit to $25.0 million, provided that the Company met certain borrowing base requirements. The October 31, 2012 amendment required the Company to place certain amounts in the collateral account under the sole control of the administrative agent to meet the Company’s unencumbered liquidity requirements. In connection with the sale of our Waste segment on November 15, 2012, we paid off and terminated the Credit Facility.

Acquisitions and Sales

During the three month period ended June 30, 2012, we made no business acquisitions. During the six month period ended June 30, 2012, we paid cash of $4.3 million for four independent businesses and one non-controlling interest in one of our subsidiaries.

On November 15, 2012, we completed a stock sale of Choice and other acquired businesses in the Waste segment to Waste Services of Florida, Inc. for $123.3 million in cash.

Tables of Contents

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

During the six months ended June 30, 2012, our cash and cash equivalents decreased by $41.7 million. We expect that our cash on hand and the cash flow provided by operating activities will be sufficient to fund working capital, general corporate needs and planned capital expenditures for the next twelve months. However, there is no assurance that these sources of liquidity will be sufficient to fund our internal growth initiatives or the investments and acquisition activities that we may wish to pursue. If we pursue significant internal growth initiatives or if we wish to acquire additional businesses in transactions that include cash payments as part of the purchase price, we may pursue additional debt or equity sources to finance such transactions and activities, depending on market conditions.

As discussed above, we sold the Waste segment, which consisted principally of Choice, for $123.3 million in cash on November 15, 2012. In conjunction with the closing of the transaction, Swisher paid off a Credit Facility of $17.2 million, equipment leases associated with the operations of Choice totaling $13.2 million, and an outstanding note in the amount of $2.0 million.

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

Subsequent to June 30, 2012, none of these convertible promissory notes were converted. In addition, for the remaining convertible promissory notes that have not been converted subsequent to June 30, 2012, we would record approximately $0.2 million of expense for every $1.00 increase in our stock price. Increases or decreases in the market value of our stock price could affect the fair value of these instruments and our earnings.

Income Taxes

As a result of the merger with CoolBrands International, Inc. on November 2, 2010, the Company converted from a corporation taxed under the provisions of Subchapter S of the Internal Revenue Code to a tax-paying entity and accounts for income taxes under the asset and liability method. Therefore, for the three and six months ended June 30, 2012, the Company has recorded an estimate for income taxes based on the Company's projected net income for the year ending December 31, 2012 and an effective income tax rate of 1%. The amount of income tax expense or benefit to be recorded in future periods is based on the full year’s net income.

In addition, during the six months ended June 30, 2012, management has concluded that it is not likely that the Company will realize the benefits of all of its deferred tax assets and as a result, believes a full valuation allowance will be required at December 31, 2012. This is primarily due to the projected net operating losses and the projected net deferred tax asset position created by the sale of the Waste segment on November 15, 2012. Therefore, the Company has not recognized a tax benefit as it relates to the current loss for the period ended June 30, 2012. It should also be noted that the Company does not consider the tax deferred liabilities related to indefinite lived intangible assets when determining the need for a valuation allowance.

Tables of Contents

Off-Balance Sheet Arrangements

Other than operating leases, there are no significant off-balance sheet financing arrangements or relationships with unconsolidated entities or financial partnerships, which are often referred to as "special purpose entities." Therefore, there is no exposure to any financing, liquidity, market or credit risk that could arise, had we engaged in such relationships.

In connection with a distribution agreement entered into in December 2010 between the Company and a distributor of Company-owned products, we provided a guarantee that the distributor's operating cash flows associated with the agreement would not fall below certain agreed-to minimums, subject to certain pre-defined conditions, over the ten year term of the distribution agreement. If the distributor's annual operating cash flow does fall below the agreed-to annual minimums, we will reimburse the distributor for any such short fall up to a pre-designated amount. No value was assigned to the fair value of the guarantee at June 30, 2012 and December 31, 2011 based on a probability assessment of the projected cash flows. Management currently does not believe that it is probable that any amounts will be paid under this agreement and thus there is no amount accrued for the guarantee in the Condensed Consolidated Financial Statements.

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

Under SEC rules, we are required to provide a reconciliation of non-GAAP measures to the most directly comparable GAAP measures. Accordingly, the following is a reconciliation of our net loss reported in the Condensed Consolidated Statements of Operations and Comprehensive Loss to Adjusted EBITDA for the three and six month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net loss from continuing operations	$(18,029)	$(8,366)	$(31,289)	$(13,740)
Income tax (benefit) expense	8	(4,403)	87	(10,133)
Depreciation and amortization expense	5,188	2,482	10,165	4,604
Interest expense, net	531	253	1,112	587
Loss (gain) on foreign currency	43	(128)	40	(163)
Realized and unrealized (gain) loss on convertible debt	(170)	3,625	(199)	5,586
Stock based compensation	1,034	1,044	2,617	1,846
Investigation and Review-related expenses	9,511	-	11,385	-
Acquisition and merger expenses	42	2,734	162	3,998
Adjusted EBITDA	$(1,842)	$(2,759)	$(5,920)	$(7,415)

Tables of Contents

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

Tables of Contents

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

Interest Rate Risk

At June 30, 2012, we had variable rate debt of $25.0 million under two lines of credit with an average periodic interest rate on outstanding balances that fluctuates based on LIBOR plus 2.5% to 4.0%. At the above level of borrowings, for every 50 basis point change in LIBOR, quarterly interest expense associated with such borrowings would correspondingly increase or decrease by approximately $0.1 million annually. This analysis does not consider the effects of any other changes to our capital structure. A 10% change in interest rates would have an immaterial effect on the fair value of our final rate debt.

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

Tables of Contents

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

We carried out an evaluation, under the supervision and with the participation of our management, including our former CEO and former CFO, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2012 because of the deficiencies in our internal control over financial reporting discussed below.

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

●
The effectiveness of our accounting department resulting from the insufficient number of qualified accounting personnel with the required proficiency to apply purchase accounting policies in accordance with GAAP, including with respect to acquisitions, the significant number of acquisitions made during the year ended December 31, 2011, and the difficulty of integrating the accounting systems of acquired entities into our internal control system.

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

A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The control deficiencies identified above contributed to the restatements of our condensed consolidated financial statements for the quarters ended March 31, 2011, June 30, 2011, and September 30, 2011, and contributed to the delays in filing of our 2011 Form 10-K and our Forms 10-Q for the quarter ended March 31, 2012, June 30, 2012, and September 30, 2012.

Tables of Contents

The deficiencies describe above were identified in connection with the restatements of our financial statements for the quarterly periods ended March 31, 2011, June 30, 2011, and September 30, 2011 and the preparation of our financial statements for the year ended December 31, 2011 and disclosed in the corresponding amended quarterly reports on Forms 10-Q/A and 2011 Form 10-K (collectively the "2011 Reports"). As further disclosed in the 2011 Reports and as set forth below, management has taken and continues to take steps to remediate each of the control deficiencies identified above. Notwithstanding the control deficiencies described above, we have performed additional analyses and other procedures to enable management to conclude that our condensed consolidated financial statements included in this report fairly present, in all material respects, our financial condition and results of operations as of and for the quarter ended June 30, 2012.

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

Management and our Audit Committee will continue to monitor these remedial measures and the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Tables of Contents

On October 18, 2012, the Western District of North Carolina held an Initial Pretrial Conference at which it appointed lead counsel and lead plaintiffs for the securities class actions, and set a schedule for the filing of a consolidated class action complaint and defendants' time to answer or otherwise respond to the consolidated class action complaint. The Western District of North Carolina stayed the derivative action pending the outcome of the securities class actions.

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

ITEM 6.  EXHIBITS

Exhibit
Number	Description
10.1
Second Amendment to Credit Agreement, dated April 12, 2012, by and among Swisher Hygiene, Inc., the Subsidiary Guarantors party thereto, the Required Lenders and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2012).

10.2
Third Amendment to Credit Agreement, dated May 15, 2012, by and among Swisher Hygiene, Inc., the Subsidiary Guarantors party thereto, the Required Lenders and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2012).

10.3
Fourth Amendment to Credit Agreement, dated May 30, 2012, by and among Swisher Hygiene, Inc., the Subsidiary Guarantors party thereto, the Required Lenders and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2012).

10.4	Employment Letter, dated June 1, 2012, by and between Swisher Hygiene, Inc. and Brian Krass.
10.5
Fifth Amendment to Credit Agreement, dated June 28, 2012, by and among Swisher Hygiene, Inc., the Subsidiary Guarantors party thereto, the Required Lenders and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2012).

31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.***
101.SCH	XBRL Taxonomy Extension Schema.***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.***
101.LAB	XBRL Taxonomy Extension Label Linkbase.***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.***
101.DEF	XBRL Taxonomy Extension Definition Linkbase.***
____________________________
**	Furnished herewith.
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

SWISHER HYGIENE INC. (Registrant)

Date: March 14, 2013	By:	/s/ Thomas C. Byrne
Thomas C. Byrne
President and Chief Executive Officer (Principal Executive Officer)

Date: March 14, 2013	By:	/s/ William T. Nanovsky
William T. Nanovsky
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Tables of Contents

SWISHER HYGIENE INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit
Number	Description

10.4	Employment Letter, dated June 1, 2012, by and between Swisher Hygiene, Inc. and Brian Krass.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.***
101.SCH	XBRL Taxonomy Extension Schema.***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.***
101.LAB	XBRL Taxonomy Extension Label Linkbase.***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.***
____________________________
**	Furnished herewith.
***
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.