Form 10-Q
period 2012-09-30
Swisher Hygiene Inc.
filed 2013-03-18
CIK 1504747

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________, to____________.

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

SWISHER HYGIENE INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

i

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$9,876	$70,508
Accounts receivable (net of allowance for doubtful accounts of $2,660 at September 30, 2012 and $2,185 at December 31, 2011)	22,567	27,747
Inventory	16,719	15,689
Assets of discontinued operations	139,975	141,726
Other assets	3,471	2,619
Total current assets	192,608	258,289
Property and equipment, net	47,533	38,954
Goodwill	107,586	106,036
Other intangibles, net	51,970	56,958
Deferred income tax assets	14,829	14,579
Other noncurrent assets	3,604	3,588
Total assets	$418,130	$478,404

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$33,207	$34,450
Long-term debt and obligations due within one year	30,784	13,566
Advances from shareholder	2,000	2,000
Liabilities of discontinued operations	32,508	33,588
Total current liabilities	98,499	83,604
Long-term debt and obligations	12,409	47,267
Other long-term liabilities	3,389	3,677
Total noncurrent liabilities	15,798	50,944

Commitments and contingencies (Note 16)

Stockholders' equity
Swisher Hygiene Inc. stockholders’ equity
Preferred stock, par value $0.001, authorized 10,000,000 shares, no shares issued and outstanding
at September 30, 3012 and December 31, 2011	-	-
Common stock, par value $0.001, authorized 600,000,000 shares; 175,064,011 and 174,810,082
shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	175	175
Additional paid-in capital	382,509	378,824
Accumulated deficit	(78,044)	(34,330)
Accumulated other comprehensive loss	(829)	(835)
Total Swisher Hygiene Inc. stockholders’ equity	303,811	343,834
Non-controlling interest	22	22
Total stockholders' equity	303,833	343,856

Total liabilities and stockholders' equity	$418,130	$478,404

See Notes to Condensed Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue
Products	$52,391	$41,719	$156,409	$82,782
Services	6,263	6,883	20,016	18,869
Franchise and other	365	638	928	3,307
Total revenue	59,019	49,240	177,353	104,958

Costs and expenses
Cost of sales	26,045	21,317	78,124	42,711
Route expenses	10,990	9,311	31,756	22,070
Selling, general, and administrative expenses	30,032	20,951	95,598	51,852
Acquisition and merger expenses	59	643	220	4,641
Depreciation and amortization	5,656	3,860	15,820	8,463
Gain from bargain purchase	-	(4,359)	-	(4,359)
Total costs and expenses	72,782	51,723	221,518	125,378
Loss from continuing operations	(13,763)	(2,483)	(44,165)	(20,420)

Other expense, net	(507)	(243)	(1,306)	(6,179)
Net loss from continuing operations before income taxes	(14,270)	(2,726)	(45,471)	(26,599)

Income tax (expense) benefit	(22)	782	(109)	10,915
Net loss from continuing operations	(14,292)	(1,944)	(45,580)	(15,684)

Income (Loss) from discontinued operations, net of tax	2,749	74	1,866	(276)
Net loss	(11,543)	(1,870)	(43,714)	(15,960)
Net income attributable to non-controlling interest	-	(1)	-	(1)
Net loss attributable to Swisher Hygiene Inc.	(11,543)	(1,871)	(43,714)	(15,961)
Comprehensive loss
Foreign currency translation adjustment	23	(288)	6	(28)
Comprehensive loss	$(11,520)	$(2,159)	$(43,708)	$(15,989)

Loss per share from continuing operations
Basic and diluted	$(0.08)	$(0.01)	$(0.26)	$(0.10)

Weighted-average common shares used in the computation of loss per share
Basic and diluted	175,057,385	173,429,586	174,961,822	154,025,525

See Notes to Condensed Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except share data)

					Accumulated	Swisher
			Additional		Other	Hygiene Inc.	Non-	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'	Controlling	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity

Balance at December 31, 2011	174,810,082	$175	$378,824	$(34,330)	$(835)	$343,834	$22	$343,856

Shares issued for non-controlling interest	10,000	0	37	-	-	37	-	37
Conversion of convertible promissory
note payable	10,047	0	37	-	-	37	-	37
Issuance of common stock on contingent earnout	90,909	0	170	-	-	170		170

Stock based compensation	-	-	3,441	-	-	3,441	-	3,441
Issuance of common stock issued under stock based payment plans	142,973	0	0	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	6	6	-	6
Net loss	-	-	-	(43,714)	-	(43,714)	0	(43,714)

Balance at September 30, 2012	175,064,011	$175	$382,509	$(78,044)	$(829)	$303,811	$22	$303,833

Preferred stock, par value $0.001, authorized 10,000,000 shares, no shares issued and outstanding at September 30, 3012 and December 31, 2011

See Notes to Condensed Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2012	2011
Cash used in operating activities of continuing operations
Net loss from continuing operations	$(45,580)	$(15,684)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	15,820	8,463
Provision for doubtful accounts	2,956	896
Stock based compensation	3,441	3,033
Realized and unrealized (gain) loss on fair value of financial instruments	(199)	4,767
Deferred income tax liabilities	(250)	(11,859)
Gain from bargain purchase	-	(4,359)
Changes in working capital components:
Accounts receivable	2,464	(8,861)
Inventory	(951)	(3,556)
Other assets and noncurrent assets	(871)	(1,527)
Accounts payable, accrued expenses, and other current liabilities	(1,227)	2,066
Cash used in operating activities of continuing operations	(24,397)	(26,621)
Cash used in investing activities of continuing operations
Purchases of property and equipment	(15,792)	(10,028)
Acquisitions, net of cash acquired	(4,310)	(113,716)
Restricted cash	-	5,193
Cash used in investing activities of continuing operations	(20,102)	(118,551)
Cash (used in) provided by financing activities of continuing operations
Proceeds from private placements, net of issuance costs	-	191,235
Proceeds from line of credit, net of issuance costs	-	41,573
Payoff of lines of credit	-	(27,841)
Principal payments on long-term debt and obligations	(18,671)	(3,922)
Proceeds from exercise of stock options	-	3,366
Cash (used in) provided by financing activities of continuing operations	(18,671)	204,411

Discontinued operations:
Net cash provided by operating activities	4,990	7,653
Net cash used in investing activities	(2,741)	(21,720)
Net cash provided by (used in) financing activities	289	(274)
Cash provided by (used in) discontinued operations	2,538	(14,341)

Net (decrease) increase in cash and cash equivalents	(60,632)	44,898
Cash and cash equivalents at the beginning of the period	70,508	38,932
Cash and cash equivalents at the end of the period	$9,876	$83,830

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

Prospectively, we intend to grow in both existing and new geographic markets through a combination of organic and acquisition growth. However, we will continue to focus our investments towards those opportunities which will most benefit our core businesses; chemical and linen processing services. Subsequent to the sale of our Waste segment in November 2012, we will outsource waste and recycling services only through third-party providers. See Note 17, "Audit Committee Review and Subsequent Events" for additional information concerning the sale of our Waste segment.

We have Company-owned operations and franchise operations located throughout the United States and Canada and have entered into seven Master License Agreements covering the United Kingdom, the Netherlands, Singapore, the Philippines, Taiwan, Hong Kong/Macau/China, and Mexico. Franchise revenue from these Master Licensees was $0.9 million for the nine months ended September 30, 2012.

NOTE 2 —  DISCONTINUED OPERATIONS

During the quarter ended June 30, 2012, the Company’s Board of Directors determined that the Company would sell its Waste segment. As a result, at September 30, 2012, the Waste segment’s net assets met the “held for sale” criteria in accordance with generally accepted accounting principles and the Company has disclosed the Waste segment as discontinued operations. Accordingly, the Company has discontinued the depreciation and amortization of assets pertaining to the discontinued operations during the period following the initial change in classification. The Company would have recorded depreciation and amortization expense of $3.2 million for the three months ended September 30, 2012 had the assets relating to the Waste segment not been classified as "held for sale."

Upon the disposition of the Waste segment in the fourth quarter of 2012, the Company realized a gain, which will be recognized in the fourth quarter of 2012. The results of operations and the cash flows related to this segment have been reclassified to discontinued operations in our Condensed Consolidated Statements of Operations and Comprehensive Loss and Condensed Consolidated Statement of Cash Flows for all periods presented. The assets and liabilities of this segment have been reclassified to “Assets of discontinued operations” and “Liabilities of discontinued operations” in our Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011. The following table presents summarized operating results for these discontinued operations for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands)
	2012	2011	2012	2011

Revenue	$17,010	$18,168	$52,405	$41,650
Net income (loss) after taxes	$2,749	$74	$1,866	$(276)

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

Components of Assets and Liabilities from discontinued operations consist of the following as of September 30, 2012 and December 31, 2011:

	2012	2011
	(in thousands, except per share data)
Current assets:
Accounts Receivable	$6,728	$5,646
Inventory	23	88
Other	1,568	803
Total current assets from discontinued operations	$8,319	$6,537

Noncurrent assets:
Property and equipment, net	$32,265	$32,663
Goodwill	53,324	53,324
Other intangibles, net	45,084	48,308
Other	983	894
Total noncurrent assets of discontinued operations	$131,656	$135,189

Total assets from discontinued operations	$139,975	$141,726

Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$6,163	$7,276
Short term obligations	876	530
Total current liabilities of discontinued operations	$7,039	$7,806

Noncurrent liabilities:
Long term obligations	$3,722	$3,991
Deferred tax liabilities	21,747	21,791
Total noncurrent liabilities from discontinued operations	$25,469	$25,782

Total liabilities from discontinued operations	$32,508	$33,588

Income (loss) per share from discontinued operations for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income (loss) per share from discontinued operations
Basic and diluted	$0.02	$0.00	$0.01	$(0.00)

In connection with the acquisition of Choice, we entered into capital leases that have initial terms of five or ten years with companies owned by the former shareholders of Choice, to finance the cost of leasing office buildings and properties, including warehouses. The fair value of these leased properties and the related capital lease obligations of $2.9 million and $2.2 million, respectively, are included in assets from discontinued operations and liabilities from discontinued operations.

The Company completed the sale of its Waste segment on November 15, 2012. See further discussion of this transaction in Note 17, “Audit Committee Review and Subsequent Events.”

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

NOTE 4 — ACQUISITIONS

During the nine months ended September 30, 2012, the Company acquired four independent businesses and purchased the remaining non-controlling interest in one of its subsidiaries. The results of operations of these acquisitions have been included in the Company's Condensed Consolidated Statements of Operations and Comprehensive Loss since their respective acquisition dates. None of these acquisitions were significant individually or in the aggregate to the Company's consolidated financial results and therefore, supplemental pro forma financial information is not presented.

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

Acquisition and merger expenses include costs for third party due diligence, legal, accounting and other professional services fees directly-related to the acquisition of four independent companies and the remaining non-controlling interest in one subsidiary during the nine months ended September 30, 2012.

The purchase price allocations for these acquisitions are preliminary and subject to changes in the fair value of assets and liabilities as of the effective dates.

The Company made no acquisitions during the three months ended September 30, 2012.

NOTE 5 — GAIN FROM BARGAIN PURCHASE

 During the nine months ended September 30, 2011, the Company recorded income of $4.4 million on the accompanying Condensed Consolidated Statement of Operations as a "Gain from bargain purchase" resulting from the Company's acquisition of J.F. Daley International, LTD. (a chemical manufacturer, referred to as "Daley"). The Company recognized the gain on bargain purchase in accordance with Accounting Standards Codification 805, and particularly sections 805-30-25 and 805-30-30 (collectively, "ASC 805"), based on its analysis described below.

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

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets have been recognized in connection with the Company's acquisitions and substantially all of the balance is expected to be fully deductible for income tax purposes over 15 years. Changes in the carrying amount of goodwill and other intangibles during the nine months ended September 30, 2012 were as follows:

	Goodwill	Customer Relationships	Non-Compete Agreements	Trademarks	Formulas

Balance at December 31, 2011	$106,906	$43,140	$6,947	$1,977	$4,894

Accumulated Impairment Losses	(870)	-	-	-	-
Total	106,036	43,140	6,947	1,977	4,894
Acquisition/Additions	1,550	1,276	126	130	-
Amortization	-	(4,601)	(1,539)	(170)	(187)
Foreign currency translation	-	(16)	(7)

Balance at September 30, 2012	$107,586	$39,799	$5,527	$1,937	$4,707

The fair value of the customer relationships acquired were originally valued using future discounted cash flows expected to be generated from those customers. These customer relationships and contracts will be amortized on a straight-line basis over five to ten years, which is primarily based on historical customer attrition rates and lengths of contracts. The fair value of the non-compete agreements will be amortized on a straight-line basis over the length of the agreements, typically not exceeding five years. The fair value of formulas is amortized on a straight-line basis over twenty years. Trademarks and tradenames are generally indefinite lived intangibles with no amortization. In instances where there is a finite life remaining on a particular trademark or tradename, the Company amortizes them on a straight-line basis over this period. Total accumulated amortization of intangibles was $19.7 million and $13.2 million as of September 30, 2012 and December 31, 2011, respectively.

We assess our goodwill and other intangible assets and long-lived assets for impairment on an annual basis using a measurement date of October 31. Generally Accepted Accounting Principles require that we also assess the impairment of our goodwill and identifiable intangible assets whenever events, circumstances or other conditions indicate that we may not recover the carrying value of the asset.  As a result of the net loss from continuing operations of $45.6 million for the nine months ended September 30, 2012, an interim impairment analysis was performed.  Although we did not identify any impairment as of September 30, 2012, further testing and analysis could result in the recording of impairment losses during the quarter ended December 31, 2012.

NOTE 7 – INVENTORY

 Inventory is comprised of the following components at September 30, 2012 and December 31, 2011:

Finished goods	$12,231	$12,231
Raw materials	3,963	3,105
Work in process	525	353

	$16,719	$15,689

NOTE 8 — STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the nine months ended September 30, 2012 consisted of the following:

Balance at December 31, 2011	$343,856
Conversion of convertible promissory note payable	37
Stock based compensation	3,441
Shares issued for non-controlling interest	37
Shares issued on contingent earnout	170
Foreign currency translation adjustment	6
Net loss	(43,714)

Balance at September 30, 2012	$303,833

Acquisitions and Asset Purchases

We issued a total of 10,000 shares of our common stock in connection with the purchase of the remaining non-controlling interest in a subsidiary during the nine months ended September 30, 2012. Our stock price was at a weighted-average price of $3.68 at the time these shares were issued.

Stock Based Compensation

Stock based compensation is the result of the recognition of the fair value of stock based compensation on the date of grant over the service period for which the awards are expected to vest.

NOTE 9 — LONG-TERM DEBT AND OBLIGATIONS

Long-term obligations consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011

Line of credit agreement dated March 2011 and maturing in July 2013, interest rate of 2.8% at September 30, 2012.	$17,273	$25,000
Acquisition notes payables	4,841	7,675
Convertible promissory notes, 4.0% and matures at various dates through 2016	9,256	12,596
Capitalized lease obligations	11,823	15,562

Total debt and obligations	43,193	60,833
Long-term debt and obligations due within one year	(30,784)	(13,566)

Long-term debt and obligations	$12,409	$47,267

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

Convertible Promissory Notes

During the nine months ended September 30, 2012 and in connection with certain acquisitions, the Company issued convertible promissory notes with an aggregate principal value of $1.1 million. The notes have a four percent interest rate and are convertible by the Company based on the trading price the day before conversion limited to a maximum aggregate of 320,352 shares of our common stock. The Company may convert the principal and interest into shares of common stock at any time conditional upon the listing of the common shares on NASDAQ or another National exchange.

NOTE 10 — FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

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

In addition, during 2011, the Company issued an earn out that was to be settled in up to 90,909 shares held in escrow within one year from the date of acquisition or once the acquired business’s revenue achieved an agreed upon level. The number of shares that would be released from escrow varied based on the achievement of agreed upon revenue metrics. In 2012, the Company released from escrow all 90,909 shares to the sellers.

The following table is a reconciliation of changes in fair value of the notes that are marked to market each subsequent reporting period for the nine months ended September 30, 2012:

Balance at December 31, 2011	$3,129
Issuance of convertible promissory notes	-
Settlement/conversion of convertible promissory notes	(1,586)
Net gains included in earnings	(199)
Balance at September 30, 2012	$1,344
The amount of gains included in earnings attributable to liabilities still held at the end of the period	$66

 The above balance represents the value of convertible notes that are subject to continual remeasurement and mark to market accounting and is included in the $9.3 million balance for all of the Company’s convertible promissory notes at September 30, 2012.

Financial Instruments

The Company’s financial instruments, which may expose the Company to concentrations of credit risk, include cash and cash equivalents, accounts receivable, accounts payable, and debt. Cash and cash equivalents are maintained at financial institutions. The carrying amounts of cash and the current portion of accounts receivable and accounts payable approximate fair value due to the short maturity of these instruments. The fair value of the Company’s debt is estimated based on the current borrowing rates available to the Company for bank loans with similar terms and maturities, and approximates the carrying value of these liabilities. As discussed above, the convertible promissory notes that are convertible into a variable number of the Company’s common shares are recorded at fair value at each reporting period date.

NOTE 11 — OTHER EXPENSE, NET

Other expense, net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September,
	2012	2011	2012	2011

Interest Income	$0	$61	$0	$158
Interest expense	(433)	(1,007)	(1,545)	(1,691)
Realized and unrealized net (gain) loss on fair value of financial instruments	-	819	199	(4,767)
Foreign currency	39	(105)	(1)	58
Other	(113)	(11)	41	63

Total other expense, net	$(507)	$(243)	$(1,306)	$(6,179)

NOTE 12 — SUPPLEMENTAL CASH FLOW INFORMATION

The following table includes supplemental cash flow information, including non-cash investing and financing activity for the nine months ended September 30, 2012 and 2011.

	2012	2011

Cash paid for interest	$1,788	$1,018

Cash received from interest	$0	$204

Conversion of promissory notes	$37	$5,077

Debt issued or assumed in business combinations	$1,121	$20,321

Issuance of shares on contingent earnout	$170	$-

Issuance of shares for acquisitions, property and equipment	$37	$95,924

NOTE 13 — LOSS PER SHARE

Net loss attributable per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. The following were not included in the computation of diluted loss per share for the nine months ended September 30, 2012 and 2011 as their inclusion would be anti-dilutive:

●	Warrants to purchase 5.5 million shares of common stock at $0.50 per share that were exercised in May 2011 for the period prior to exercise during 2011.

●	5,708,687 shares of common stock underlying outstanding stock options and restricted stock units.

NOTE 14 — INCOME TAXES

As a result of the merger with CoolBrands International, Inc. on November 2, 2010, the Company converted from a corporation taxed under the provisions of Subchapter S of the Internal Revenue Code to a tax-paying entity and accounts for income taxes under the asset and liability method. For the nine months ended September 30, 2012, the Company has recorded an estimate for income taxes based on the Company's projected net loss for the full twelve month period ending December 31, 2012 and an effective income tax rate of approximately 1%. The amount of income tax expense recorded for the period is based on the pre-tax net loss for the nine months ended September 30, 2012.

In addition, during the nine months ended September 30, 2012, management has concluded that it is not likely that the Company will realize the benefits of all of its deferred tax assets and as a result, believes a full valuation allowance will be required at December 31, 2012. This is primarily due to the projected net operating losses and the projected net deferred tax asset position created by the sale of the Waste segment on November 15, 2012. Therefore, the Company has not recognized a tax benefit as it relates to the current loss for the period ended September 30, 2012. It should also be noted that the Company does not consider the tax deferred liabilities related to indefinite lived intangible assets when determining the need for a valuation allowance.

NOTE 15 — RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2012 and 2011, the Company incurred $0.1 million and $0.0 million, respectively, for training course development and utilization of the delivery platform from a company, the majority of which is owned by a partnership in which a shareholder and another director have a controlling interest.

In August 2010, the Company borrowed $2.0 million for working capital purposes, pursuant to an unsecured note payable to one of its shareholders that bears interest at the short-term Applicable Federal Rate. The balance as of September 30, 2012 and December 31, 2011 is $2.0 million. The note was paid in full following the sale of Choice in November 2012, which is discussed more fully in Note 17 “Audit Committee Review and Subsequent Events.”

The Company has agreed to pay an entity, related by common ownership with shareholders of the Company, a fee for services provided, including product development, marketing and branding strategy, and management advisory services.  During the nine months ended September 30, 2012 and 2011 the Company paid this entity $0.1 million in each period for these services.

During the three months ended September 30, 2012 and 2011, the Company purchased $1.8 million and $1.7 million, respectively, of chemical products from an entity owned, in part, by a Company employee. During the nine months ended September 30, 2012 and 2011, purchases were $5.6 million and $1.7 million, respectively.  At September 30, 2012 and December 31, 2011, the Company has $0.5 million and $1.1 million included in accounts payable to this entity.

At September 30, 2012 and December 31, 2011, the Company had receivable balances of $0.1 million and $2.1 million, respectively, from former owners of two acquired businesses.

The Company is obligated to make lease payments pursuant to certain real property and equipment lease agreements with employees that were former owners of acquired companies. Payments during the three months ended September 30, 2012 and 2011 to these companies totaled $0.4 million and $0.4 million, respectively.  During the nine months ended September 30, 2012 and 2011, lease payments were $1.2 million and $0.7 million, respectively.

At December 31, 2011, the Company had a liability of $0.2 million related to the funding of the 401(k) Profit Sharing Plan of an acquisition. The amount was paid in full by September 30, 2012.

In connection with the acquisition of Choice, we entered into capital leases that have initial terms of five or ten years with companies owned by shareholders of Choice, to finance the cost of leasing office buildings and properties, including warehouses. The fair value of these leased properties of $2.9 million is included in assets from discontinued operations and is being depreciated over the terms of the respective leases. Capital lease obligations of $2.2 million and $2.3 million is included in liabilities from discontinued operations as of September 30, 2012 and December 31, 2011, respectively.

The Company sold its Waste segment during the fourth quarter of 2012, as more fully described in Note 17 “Audit Committee Review and Subsequent Events.” and in connection therewith, transferred all remaining capital lease obligations to the buyers.

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

In connection with a distribution agreement entered into in December 2010, the Company provided a guarantee that the distributor's operating cash flows associated with the agreement would not fall below certain agreed-to minimums, subject to certain pre-defined conditions, over the ten year term of the distribution agreement. If the distributor's annual operating cash flow does fall below the agreed-to annual minimums, the Company will reimburse the distributor for any such short fall up to a pre-designated amount. No value was assigned to the fair value of the guarantee at September 30, 2012 and December 31, 2011 based on a probability assessment of the projected cash flows. Management currently does not believe that it is probable that any amounts will be paid under this agreement and thus there is no amount accrued for the guarantee in the Condensed Consolidated Financial Statements. This liability would be considered a Level 3 financial instruments given the unobservable inputs used in the projected cash flow model. See Note 9, "Fair Value Measurements and Financial Instruments" for the fair value hierarchy.

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

In June of 2012, a fire occurred at a linen warehouse of one of the Company’s subsidiaries in Tampa, Florida.  The fire heavily damaged the leased building and its contents, requiring the building to be demolished.  Shortly after the fire, we were able to resume services to our customers through outsourcing arrangements and business interruption was minimal.  We maintain comprehensive general liability and property insurance, including business interruption insurance.  In November 2012, we reached agreement with our insurance carrier and settled the claims.  In accordance with generally accepted accounting principles, we expect to record a gain in other income (expense) on the involuntary conversion of assets in the fourth quarter of 2012. At September 30, 2012, the above events resulted in a receivable of $0.7 million recorded in other current assets.

NOTE 17 — AUDIT COMMITTEE REVIEW AND SUBSEQUENT EVENTS

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

As a result of the sale of Choice and all of its operations in the Waste segment, the Company operates in one business segment, Hygiene, for fiscal year 2012 filings. In connection with the acquisition of Choice on March 1, 2011, the Company recorded deferred tax liabilities that allowed the Company to make a determination that the valuation allowance for the deferred tax asset of $2.4 million recorded at December 31, 2010 was no longer necessary at March 31, 2011. Upon the sale of Choice in the fourth quarter of 2012 and with our history of operating losses, a valuation allowance is projected to be necessary in 2012, as discussed more fully in Note 14.

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

See Note 17, “Audit Committee Review and Subsequent Events.” in the Notes to Condensed Consolidated Financial Statements for significant developments subsequent to September 30, 2012.

Segments

 On March 1, 2011, the Company completed its acquisition of Choice, a Florida based company that provides a complete range of solid waste and recycling collection, transportation, processing and disposal services. As a result of the acquisition of Choice, the Company operated in two segments: Hygiene and Waste. During the quarter ended June 30, 2012, the Company’s Board of Directors determined to sell its Waste segment. On November 15, 2012, the Company completed a stock sale of Choice and other acquired businesses that comprise the Waste segment to Waste Services of Florida, Inc. for $123.3 million. As discussed in Note 2 to the Condensed Consolidated Financial Statements, the Company has applied discontinued operations accounting treatment and disclosures for this transaction on a retroactive basis. See Note 2, “Discontinued Operations” and Note 17, “Audit Committee Review and Subsequent Events” of the Notes to the Condensed Consolidated Financial Statements for further information. As a result of the sale of the Waste segment, the Company’s continuing operations are classified in one business segment, Hygiene, for fiscal year 2012.

Acquisitions

During the nine months ended September 30, 2012, the Company acquired four independent businesses and the remaining non-controlling interest in one of its subsidiaries. Aggregate consideration included cash of $4.3 million and assumed debt of $1.1 million. The Company made no acquisitions during the three months ended September 30, 2012.

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

As a result of the sale the Waste segment, the Company operates in one business segment, Hygiene, for fiscal year 2012 filings. In connection with the acquisition of Choice on March 1, 2011, the Company recorded deferred tax liabilities that allowed the Company to make a determination that the valuation allowance for the deferred tax asset of $2.4 million recorded at December 31, 2010 was no longer necessary at March 31, 2011. Upon the sale of the Waste segment in the fourth quarter of 2012 and with our history of operating losses, a valuation allowance is projected to be necessary in 2012, as discussed more fully in Note 14 “Income Taxes” of the Notes to Condensed Consolidated Financial Statements.

Acquisition and Merger Expenses

Acquisition and merger expenses include costs directly-related to the acquisition of four independent businesses and the remaining non-controlling interest in one of its subsidiaries during the nine months ended September 30, 2012. These costs include costs directly related to acquisitions and the merger and include third party due diligence, legal, accounting and professional service expenses.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP involves the use of estimates and assumptions that affect the recorded amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, management is required to make certain estimates, judgments and assumptions that are believed to be reasonable based on the information available. These estimates and assumptions affect the reported amount of assets and liabilities, revenue and expenses, and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions. These critical accounting policies have not changed since the filing of our 2011 Form 10-K.

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

RESULTS OF CONTINUING OPERATIONS

Impact of Acquisitions

During the year ended December 31, 2011, we acquired nine franchisees and 54 independent businesses, including four in our Waste segment. During the nine months ended September 30, 2012, we acquired four independent businesses. The term "Acquisitions" refers to the nine franchisees and 54 independent businesses acquired during the year ended December 31, 2011 and the four independent businesses and the remaining non-controlling interest of one of our subsidiaries acquired during the nine months ended September 30, 2012, including the subsequent growth in existing customer revenue existing at the time of acquisition as well as revenue from new customer relationships created by the acquired business. See Note 17, “Audit Committee Review and Subsequent Events.” of the Notes to Condensed Consolidated Financial Statements for information concerning the sale of businesses subsequent to September 30, 2012.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

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

Total revenue and the revenue derived from each revenue type for the three months ended September 30, 2012 and 2011 are as follows:

	2012	%	2011	%
Revenue	(In thousands)
Company-owned operations:
Chemical products	$40,985	69.4%	$34,128	69.3%
Hygiene product and services	11,064	18.7	11,245	22.9
Rental and other	6,605	11.2	3,229	6.5
Total Company-owned operations	58,654	99.4	48,602	98.7
Franchise products and fees:	365	0.6	638	1.3

Total revenue	$59,019	100.0%	$49,240	100.0%

Consolidated revenue increased $9.8 million to $59.0 million for the three month period ending September 30, 2012 as compared to $49.2 million for the same period in 2011. The components of the revenue growth were a $10.1 million increase in revenue from Company-owned operations offset by a $0.3 million reduction in revenue from franchise products and fees. These amounts represented revenue changes of 19.9% for total revenue, 20.7% for Company-owned operations, and (42.8%) for franchise revenue.

Within Company-owned operations excluding acquisitions for the three months ended September 30, 2012, the $1.2 million in revenue growth from the same period in 2011 was comprised primarily of growth in chemical products of $1.3 million.

Excluding the impact of Acquisitions, revenue from Company-owned operations increased by 3.0% and total revenue increased 1.9%. The lower percentage increase in total revenue is attributable to the decline in franchise products and fees due to the purchase of Swisher franchisees.

 The change in revenue mix as well as the growth of the Company-owned operations was primarily attributable to (i) acquisition efforts focused on chemical product and service companies to round out our North American operating footprint, (ii) our emphasis on the expansion of our core ware-washing and laundry chemical offerings both through direct sales efforts and via distributors, (iii) with a reduction in focus on our legacy hygiene services offering, and (iv) strategic expansion in the linen rental marketplace.

Cost of Sales

Cost of sales consists primarily of paper, air freshener, chemical and other consumable products sold to our customers, franchisees and international licensees. Cost of sales for the three months ended September 30, 2012 and 2011 are as follows:

	2012	%(1)	2011	%(1)
Cost of Sales	(In thousands)
Company-owned operations	$25,682	43.8%	$21,130	43.5%
Franchise products and fees	363	99.3	187	29.3

Total cost of sales	$26,045	44.1%	$21,317	43.3%

(1)            Represents cost as a percentage of the respective product line revenue.

Cost of sales increased $4.7 million or 22.2% to $26.0 million for the three months ended September 30, 2012 as compared to the same period in 2011, which includes $3.8 million of total cost of sales related to Acquisitions. Excluding the impact of Acquisitions, cost of sales increased $0.9 million or 5.8% for the three months ended September 30, 2012 as compared to the same period in 2011.

Company-owned operations cost of sales increased $4.6 million or 21.5% to $25.7 million for the three months ended September 30, 2012 as compared to the same period in 2011 and includes $8.7 million related to Acquisitions. Excluding the impact of Acquisitions, Company-owned cost of sales increased $0.8 million to $17.0 million or 41.0% of related revenue for the three months ended September 30, 2012 as compared to $16.1 million or 40.3% of related revenue for the same period in 2011. The decrease in the percentage of Company-owned cost of sales for the three months ended September 30, 2012, is a result of the increased revenue from chemical products, including direct and wholesale chemical sales, which have a higher cost to produce versus other Company-owned products, offset by efficiencies from the Company's shift to internal manufacturing.

Route Expenses

Route expenses consist of costs incurred by the Company for the delivery of products and providing services to customers. The details of route expenses for the three months ended September 30, 2012 and 2011 are as follows:

	2012	%(1)	2011	%(1)
Route Expenses	(In thousands)
Company-owned operations:
Compensation	$7,921	13.5%	$6,898	14.2%
Vehicle and other expenses	3,069	5.2	2,413	5.0
Total route expenses	$10,990	18.7%	$9,311	19.2%

(1)	Represents route expenses as a percentage of total revenue from Company-owned operations.

Route expenses increased $1.7 million or 18.0% to $11.0 million for the three months ended September 30, 2012 as compared to $9.3 million in the same period in 2011, including an increase of $0.9 million or 8.1% of total route expenses related to Acquisitions. Excluding the impact of Acquisitions, route expenses increased $0.8 million or 8.5% for the three months ended September 30, 2012 and 2011 compared to the same period in 2011 as a result of a decrease in compensation and vehicle costs in the amount of $0.5 million and $0.3 million, respectively, related to the increase in revenue. As a percentage of revenue, route expenses decreased 0.2 percentage points to 18.7%

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

The details of selling, general and administrative expenses for the three months ended September 30, 2012 and 2011 are as follows:

	2012	%(1)	2011	%(1)
Selling, General & Administrative Expenses	(In thousands)
Compensation	$15,902	27.1%	$15,077	31.0%
Occupancy	2,499	4.3	1,626	3.3
Other	11,631	19.8	4,248	8.7

Total selling, general & administrative expenses	$30,032	51.2%	$20,951	43.1%

(1)            Represents expenses as a percentage of the related revenue.

Selling, general, and administrative expenses increased $9.0 million or 43.3% to $30.0 million for the three months ended September 30, 2012 as compared to $21.0 million in the same period of 2011 and includes $4.3 million from Acquisitions. Excluding the impact from Acquisitions, selling, general, and administrative expenses increased $4.8 million or 22.9%.

Compensation expenses increased $0.8 million or 5.5% to $15.9 million for the three months ended September 30, 2012 as compared to $15.1 million in the same period of 2011 and includes $2.3 million related to Acquisitions. Excluding the impact of these Acquisitions, hygiene compensation expense decreased $1.5 million or 11.4% to $11.8 million for the three months ended September 30, 2012 as compared to the same period in 2011. This decrease is primarily due to a planned reduction in compensation.

Occupancy expenses increased $0.9 million or 53.7% to $2.5 million for the three months ended September 30, 2012 as compared to $1.6 million in the same period of 2011 and is a result of Acquisitions.

Other selling, general and administrative expenses increased $7.4 million or 173.8% to $11.6 million for the three months ended September 30, 2012 as compared to $4.2 million in the same period in 2011 and includes an increase of $1.3 million related to acquisitions.  Excluding the impact from Acquisitions, other expenses increased $6.1 million or 159.1% to $10.0 million primarily due to the expansion of our business that included increases in expenses for professional fees, including $5.0 in investigation and review-related expenses, reserve for allowance for bad debt, utilities, office equipment, and other office and administrative expenses, many of which relate to our transition from a private company to a public company.

Depreciation and Amortization

Depreciation and amortization consists of depreciation of property and equipment and the amortization of intangible assets. Depreciation and amortization increased $1.8 million or 46.5% to $5.7 million for the three months ended September 30, 2012 as compared to $3.9 million during the same period of 2011. This decrease includes $1.1 million for Acquisitions and is primarily the result of amortization for acquired other intangible assets including customer contracts and relationships and non-compete agreements obtained as part of these acquisitions. The remaining increase is primarily related to depreciation on capital expenditures unrelated to business combinations of $6.8 million made since September 30, 2011.

 Other Expense, Net

Details of other expense, net for the three months ended September 30, 2012 and 2011 follows:

	2012	2011

Interest income	$0	$61
Interest expenses	(433)	(1,007)
Realized and unrealized net gain (loss) on fair value of financial instruments	-	819
Foreign currency	39	(105)
Other	(113)	(11)

Total other expense, net	$(507)	$(243)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

Revenue

Total revenue and the revenue derived from each revenue type for the nine months ended September 30, 2012 and 2011 are as follows:

	2012	%	2011	%
Revenue	(In thousands)
Company-owned operations:
Chemical products	$122,859	69.3%	$63,570	60.6%
Hygiene product and services	34,412	19.4	31,229	29.8
Rental and other	19,154	10.8	6,852	6.5
Total Company-owned operations	176,425	99.5	101,651	96.8
Franchise products and fees:	928	0.5	3,307	3.1

Total revenue	$177,353	100.0%	$104,958	100.0%

Consolidated revenue increased $72.4 million to $177.4 million for the nine month period ending September 30, 2012 as compared to $105 .0 million for the same period in 2011. The components of the revenue growth were a $74.8 million increase in revenue from Company-owned operations offset by a $2.4 million reduction in revenue from franchise products and fees. These amounts represented revenue changes of 69.0% for total revenue, 73.6% for Company-owned operations, and (71.9%) for franchise revenue.

Within Company-owned operations, excluding acquisitions, for the nine months ended September 30, 2012, the $6.9 million in revenue growth from the same period in 2011 was comprised of growth in chemical products of $9.2 million, offset by a decrease in franchise revenue of $2.4 million.  These changes in revenue represent 19.5% and (71.9%), respectively.

Excluding the impact of Acquisitions, revenue from Company-owned operations increased by 6.8% and total revenue increased 6.6%. The lower percentage increase in total revenue is attributable to the decline in franchise products and fees due to the purchase of Swisher franchisees.

The change in revenue mix as well as the growth of the Company-owned operations was primarily attributable to (i) acquisition efforts focused on chemical product and service companies to round out our North American operating footprint, (ii) our emphasis on the expansion of our core ware-washing and laundry chemical offerings both through direct sales efforts and via distributors, (iii) with a reduction in focus on our legacy hygiene services offering, and (iv) strategic expansion in the linen rental marketplace.

Cost of Sales

Cost of sales for the nine months ended September 30, 2012 and 2011 are as follows:

	2012	%(1)	2011	%(1)
Cost of Sales	(In thousands)
Company-owned operations	$77,404	43.9%	$40,930	40.3%
Franchise products and fees	720	77.6	1,781	53.9

Total cost of sales	$78,124	44.0%	$42,711	40.7%

(1)            Represents cost as a percentage of the respective product line revenue.

Cost of sales increased $35.4 million or 82.9% for the nine months ended September 30, 2012 as compared to the same period in 2011, which includes an increase of $29.9 million of total cost of sales related to Acquisitions. Excluding the impact of Acquisitions, cost of sales increased $5.5 million or 16.8% for the nine months ended September 30, 2012 as compared to the same period in 2011.

Company-owned operations cost of sales increased $36.5 million or 89.1% to $77.4 million for the nine months ended September 30, 2012 as compared to the same period in 2011 and includes an increase of $30.8 million related to Acquisitions. Excluding the impact of Acquisitions, Company-owned cost of sales increased $5.7 million to $36.5 million or 4.6% of related revenue for the nine months ended September 30, 2012 as compared to $31.0 million or 37.8% of related revenue for the same period in 2011. The increase of Company-owned cost of sales for the nine months ended September 30, 2012, is a result of the increased revenue from chemical products, including direct and wholesale chemical sales; the decrease in the percentage is due to a higher cost incurred in chemical versus other products.

Route Expenses

The details of route expenses for the nine months ended September 30, 2012 and 2011 are as follows:

	2012	%(1)	2011	%(1)
Route Expenses	(In thousands)
Company-owned operations:
Compensation	$22,735	12.9%	$16,416	16.1%
Vehicle and other expenses	9,021	5.1	5,654	5.6
Total route expenses	$31,756	18.0%	$22,070	21.7%

(1)	Represents route expenses as a percentage of total revenue from Company-owned operations.

Route expenses increased $9.7 million or 43.9% to $31.8 million for the nine months ended September 30, 2012 as compared to $22.0 million in the same period in 2011, including an increase of $8.3 million or 37.6% of total route expenses related to Acquisitions. Excluding the impact of Acquisitions, route expenses increased $1.4 million or 6.3% for the nine months ended September 30, 2012 and 2011 compared to the same period in 2011 as a result of a change in compensation and vehicle costs in the amount of $0.4 million and $1.0 million, respectively, related to the increase in revenue. As a percentage of revenue, route expenses decreased 17.1% to 18.0% due to the Company's ability to leverage its revenue growth in Company-owned operations.

Selling, General and Administrative Expenses

The details of selling, general and administrative expenses for the nine months ended September 30, 2012 and 2011 are as follows:

	2012	%(1)	2011	%(1)
Selling, General & Administrative Expenses	(In thousands)
Compensation	$49,260	27.9%	$33,610	33.1%
Occupancy	7,476	4.2	3,829	3.8
Other	38,862	22.0	14,413	14.2

Total selling, general & administrative expenses	$95,598	54.2%	$51,852	51.0%

(1)	Represents expenses as a percentage of the related revenue.

Selling, general, and administrative expenses increased $43.7 million or 84.4% to $95.6 million for the nine months ended September 30, 2012 as compared to $51.9 million in the same period of 2011 and includes an increase of $24.5 million from Acquisitions. Excluding the impact from Acquisitions, selling, general, and administrative expenses increased $19.3 million or 37.2%.

Compensation expenses increased $15.6 million or 46.6% to $49.3 million for the nine months ended September 30, 2012 as compared to $33.6 million in the same period of 2011 and includes an increase of $15.4 million related to Acquisitions. Excluding the impact of these Acquisitions, hygiene compensation expense increased $0.2 million or 0.8% to $30.0 million for the nine months ended September 30, 2012 as compared to the same period in 2011. This increase is primarily the result of costs related to the expansion of our corporate, field and distribution sales organizations that began in 2009 and has continued into 2012 to accelerate the growth in our core chemical program.

Occupancy expenses increased $3.6 million or 95.3% to $7.5 million for the nine months ended September 30, 2012 as compared to $3.9 million in the same period of 2011 and is primarily a result of Acquisitions.

Other selling, general and administrative expenses increased $24.4 million or 169.6% to $38.9 million for the nine months ended September 30, 2012 as compared to $14.4 million in the same period in 2011 and includes an increase of $6.0 million for Acquisitions. Excluding the impact from Acquisitions, other expenses increased $18.5 million or 137.6% to $31.9 million primarily due to the expansion of our business that included increases in expenses for professional fees, including $16.4 million in investigation and review-related expenses, reserve for allowance for bad debt, utilities, office equipment, and other office and administrative expenses, many of which relate to our transition from a private company to a public company.

Depreciation and Amortization

Depreciation and amortization increased $7.4 million or 86.9% to $15.8 million for the nine months ended September 30, 2012 as compared to $8.5 million during the same period of 2011. This increase includes $1.4 million for Acquisitions and is primarily the result of amortization for acquired other intangible assets including customer contracts and relationships and non-compete agreements obtained as part of these acquisitions. The remaining increase is primarily related to depreciation on capital expenditures unrelated to business combinations of $6.8 million made since September 30, 2011.

Other Expense, Net

Details of other expense, net for the nine months ended September 30, 2012 and 2011 follows:

	2012	2011

Interest income	$0	$158
Interest expenses	(1,545)	(1,691)
Realized and unrealized net gain (loss) on fair value of convertible notes	199	(4,767)
Foreign currency	(1)	58
Other	41	63

Total other expense, net	$(1,306)	$(6,179)

The net loss on debt related fair value measurements for the nine months ended September 30, 2012 is the result of the required adjustment to fair value of the convertible promissory notes that were issued during the first nine months of 2011 and the first nine months of 2012. The fair value of these convertible promissory notes is impacted by the market price of our stock. See Note 8, "Long-term Debt and Obligations" of the Notes to Condensed Consolidated Financial Statements.

Cash Flows Summary

The following table summarizes cash flows from continuing operations for the nine months ended September 30, 2012 and 2011:

	2012	2011
Cash Flows Summary	(In thousands)
Net cash used in operating activities	$(24,397)	$(26,621)
Net cash used in investing activities	(20,102)	(118,551)
Net cash (used in) provided by financing activities	(18,671)	204,411
Net increase (decrease) in cash from continuing operations	(63,170)	59,239
Net increase (decrease) in cash from discontinued operations	2,538	(14,341)
Net increase (decrease) in cash and cash equivalents	$(60,632)	$44,898

Net cash used in operating activities for the nine months ended September 30, 2012 was $24.4 million compared to $26.6 million in the same period of 2011. The decrease of $2.2 million is due to an increase in the net loss of $29.9 million which is partially offset by an increase in depreciation of $7.4 million, an increase in net deferred tax liabilities of $11.6 million, plus $4.4 million due to 2011 gain from bargain purchase.

Net cash used in investing activities decreased $98.4 million to $20.1 million for the nine months ended September 30, 2012 compared with net cash used in investing activities of $118.6 million for the same period of 2011. This decrease is due to a decrease in acquisitions of $109.4 million, partially offset by, an increase in purchases of property and equipment of $5.8 million, and the release of restricted cash of $5.2 million in 2011.

Cash used in financing activities was $18.7 million for the nine months ended September 30, 2012, compared with net cash provided by financing activities of $204.4 million during the same period in 2011. This change of $223.0 million was primarily due to $191.2 million of proceeds from private placements of our common stock in 2011, plus net proceeds from the lines of credit of $13.7 million.

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

Acquisitions and Sales

During the nine month period ended September 30, 2012, we paid cash of $4.3 million for four independent businesses and the remaining non-controlling interest in one of our subsidiaries.

On November 15, 2012, we completed a stock sale of Choice and other acquired businesses in the Waste segment to Waste Services of Florida, Inc. for $123.3 million in cash.

See Note 17, “Audit Committee Review and Subsequent Events.” of the Notes to Condensed Consolidated Financial Statements.

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

During the nine months ended September 30, 2012, our cash and cash equivalents decreased by $60.6 million. We expect that our cash on hand and the cash flow provided by operating activities will be sufficient to fund working capital, general corporate needs and planned capital expenditures for the next twelve months. However, there is no assurance that these sources of liquidity will be sufficient to fund our internal growth initiatives or the investments and acquisition activities that we may wish to pursue. If we pursue significant internal growth initiatives or if we wish to acquire additional businesses in transactions that include cash payments as part of the purchase price, we may pursue additional debt or equity sources to finance such transactions and activities, depending on market conditions.

As discussed above, we sold the Waste segment, which consisted principally of Choice, for $123.3 million in cash on November 15, 2012. In conjunction with the closing of the transaction, Swisher paid off a Credit Facility of $17.2 million, equipment leases associated with the operations of Choice totaling $13.2 million, and an outstanding note in the amount of $2.0 million.

See Note 17, “Audit Committee Review and Subsequent Events.” of the Notes to Condensed Consolidated Financial Statements.

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

Subsequent to September 30, 2012, none of these convertible promissory notes were converted. In addition, for the remaining convertible promissory notes that have not been converted subsequent to September 30, 2012, we would record approximately $0.2 million of expense for every $1.00 increase in our stock price. Increases or decreases in the market value of our stock price could affect the fair value of these instruments and our earnings.

Income Taxes

As a result of the merger with CoolBrands International, Inc. on November 2, 2010, the Company converted from a corporation taxed under the provisions of Subchapter S of the Internal Revenue Code to a tax-paying entity and accounts for income taxes under the asset and liability method. Therefore, for the three and nine months ended September 30, 2012, the Company has recorded an estimate for income taxes based on the Company's projected net income for the year ending December 31, 2012 and an effective income tax rate of 1%. The amount of income tax expense or benefit to be recorded in future periods is based on the full year’s net income.

In addition, during the nine months ended September 30, 2012, management has concluded that it is not likely that the Company will realize the benefits of all of its deferred tax assets and as a result, believes a full valuation allowance will be required at December 31, 2012. This is primarily due to the projected net operating losses and the projected net deferred tax asset position created by the sale of the Waste segment on November 15, 2012. Therefore, the Company has not recognized a tax benefit as it relates to the current loss for the period ended September 30, 2012. It should also be noted that the Company does not consider the tax deferred liabilities related to indefinite lived intangible assets when determining the need for a valuation allowance.

Off-Balance Sheet Arrangements

Other than operating leases, there are no significant off-balance sheet financing arrangements or relationships with unconsolidated entities or financial partnerships, which are often referred to as "special purpose entities." Therefore, there is no exposure to any financing, liquidity, market or credit risk that could arise, had we engaged in such relationships.

In connection with a distribution agreement entered into in December 2010 between the Company and a distributor of Company-owned products, we provided a guarantee that the distributor's operating cash flows associated with the agreement would not fall below certain agreed-to minimums, subject to certain pre-defined conditions, over the ten year term of the distribution agreement. If the distributor's annual operating cash flow does fall below the agreed-to annual minimums, we will reimburse the distributor for any such short fall up to a pre-designated amount. No value was assigned to the fair value of the guarantee at September 30, 2012 and December 31, 2011 based on a probability assessment of the projected cash flows. Management currently does not believe that it is probable that any amounts will be paid under this agreement and thus there is no amount accrued for the guarantee in the Condensed Consolidated Financial Statements.

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

Under SEC rules, we are required to provide a reconciliation of non-GAAP measures to the most directly comparable GAAP measures. Accordingly, the following is a reconciliation of our net loss reported in the Condensed Consolidated Statements of Operations and Comprehensive Loss to Adjusted EBITDA for the three and nine month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net loss from continuing operations	$(14,292)	$(1,944)	$(45,580)	$(15,684)
Income tax benefit (expense)	22	(782)	109	(10,915)
Depreciation and amortization expense	5,656	3,860	15,820	8,463
Interest expense, net	433	946	1,545	1,533
Gain on foreign currency	(38)	268	1	105
Unrealized (gain) loss on convertible debt	-	(6,405)	(199)	(819)
Stock based compensation	824	1,187	3,441	3,033
Investigation and review-related expenses	4,999	-	16,385	-
Gain from bargain purchase	-	(4,359)	-	(4,359)
Acquisition and merger expenses	59	643	220	4,641
Adjusted EBITDA	$(2,337)	$(6,586)	$(8,258)	$(14,002)

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

Interest Rate Risk

At September 30, 2012, we had variable rate debt of $17.3 million under two lines of credit with an average periodic interest rate on outstanding balances that fluctuates based on LIBOR plus 2.5% to 4.0%. At the above level of borrowings, for every 50 basis point change in LIBOR, quarterly interest expense associated with such borrowings would correspondingly increase or decrease by approximately $0.1 million annually. This analysis does not consider the effects of any other changes to our capital structure. A 10% change in interest rates would have an immaterial effect on the fair value of our final rate debt.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our former CEO and former CFO, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2012 because of the deficiencies in our internal control over financial reporting discussed below.

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

A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The control deficiencies identified above contributed to the restatements of our condensed consolidated financial statements for the quarterly periods ended March 31, 2011, June 30, 2011, and September 30, 2011, and contributed to the delay in filing of our 2011 Form 10-K, and should be considered material weaknesses in our internal control over financial reporting.

The deficiencies describe above were identified in connection with the restatements of our financial statements for the quarterly periods ended March 31, 2011, June 30, 2011, and September 30, 2011 and the preparation of our financial statements for the year ended December 31, 2011 and disclosed in the corresponding amended quarterly reports on Forms 10-Q/A and 2011 Form 10-K (collectively the "2011 Reports"). As further disclosed in the 2011 Reports and as set forth below, management has taken and continues to take steps to remediate each of the control deficiencies identified above. Notwithstanding the control deficiencies described above, we have performed additional analyses and other procedures to enable management to conclude that our condensed consolidated financial statements included in this report fairly present, in all material respects, our financial condition and results of operations as of and for the quarter ended September 30, 2012.

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

Management and our Audit Committee will continue to monitor these remedial measures and the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Sixth Amendment to Credit Agreement, dated July 30, 2012, by and among Swisher Hygiene Inc., the Subsidiary Guarantors party thereto, the Required Lenders named therein and Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 31, 2012).

10.2
Seventh Amendment to Credit Agreement and Pledge and Security Agreement, dated August 31, 2012, by and among Swisher Hygiene Inc., the Subsidiary Guarantors party thereto, the Required Lenders named therein and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 4, 2012). (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)

10.3	Interim Services Agreement, effective September 24, 2012, between Swisher Hygiene Inc. and SCA Group, LLC.
10.4
Eighth Amendment to Credit Agreement and Pledge and Security Agreement, dated September 27, 2012, by and among Swisher Hygiene Inc., the Subsidiary Guarantors party thereto, the Required Lenders named therein and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 27, 2012).

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

SWISHER HYGIENE INC. (Registrant)

Dated: March 15, 2013	By:	/s/ Thomas C. Byrne
Thomas C. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

Dated: March 15, 2013	By:	/s/ William T. Nanovsky
William T. Nanovsky
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

SWISHER HYGIENE INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit
Number	Description

10.3	Interim Services Agreement, effective September 24, 2012, between Swisher Hygiene Inc. and SCA Group, LLC.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.***
101.SCH	XBRL Taxonomy Extension Schema.***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.***
101.LAB	XBRL Taxonomy Extension Label Linkbase.***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.***
101.DEF	XBRL Taxonomy Extension Definition Linkbase.***
____________________________
**	Furnished herewith.
***
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.