Form 10-K
period 2012-12-31
Swisher Hygiene Inc.
filed 2013-05-01
CIK 1504747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______to_______

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

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐      No ☑

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 29, 2012 (based on the last reported sales price of such stock on the NASDAQ Global Select Market on such date of $2.52 per share) was approximately $234,891,002.

Number of shares outstanding of each of the registrant’s classes of Common Stock at April 26, 2013:  175,157,404 shares of Common Stock, $0.001 par value per share.

SWISHER HYGIENE INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2012

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

Business Overview and Outlook

We provide essential hygiene and sanitizing solutions to customers throughout much of North America and internationally through our network of company owned operations, franchisees and master licensees. These solutions include essential products and services that are designed to promote superior cleanliness and sanitation in commercial environments, while enhancing the safety, satisfaction and well-being of employees and patrons. These solutions are typically delivered by employees on a regularly scheduled basis and involve providing our customers with: (i) consumable products such as detergents, cleaning chemicals, soap, paper, and supplies, together with the rental and servicing of dish machines and other equipment for the dispensing of those products; (ii) the rental of facility service items requiring regular maintenance and cleaning, such as floor mats, mops, bar towels, and linens; and (iii) manual cleaning of their facilities. We serve customers in a wide range of end-markets, with a particular emphasis on the foodservice, hospitality, retail, and healthcare industries.

During 2013, we intend to grow in our existing markets primarily through organic growth. Future acquisitions will focus on opportunities which will primarily benefit our core chemical businesses.

During 2011 and most of 2012, we operated in two segments: (i) hygiene and (ii) waste. As a result of the sale of our Waste segment in November 2012, we currently operate in one business segment, Hygiene, and our financial statements and other information for the three years ended December 31, 2012, which are included in this Annual Report on Form 10-K, which we refer to as the 2012 Form 10-K, are presented to show the operation of this single segment. Our principal executive offices are located at 4725 Piedmont Row Drive, Suite 400, Charlotte, North Carolina, 28210. The financial information about our geographical areas are included in Note 18, “Geographic Information” to the Notes to the Consolidated Financial Statements in this 2012 Form 10-K and are incorporated herein by this reference.

On August 17, 2010, Swisher International, Inc. (“Swisher International”) entered into a merger agreement (the “Merger Agreement”) that was completed on November 2, 2010, under which all of the outstanding common shares of Swisher International were exchanged for 57,789,630 common shares of CoolBrands International Inc. (“CoolBrands”), and Swisher International became a wholly-owned subsidiary of CoolBrands (the “Merger”). Immediately before the Merger, CoolBrands completed a redomestication to Delaware from Ontario, Canada and became Swisher Hygiene Inc. After the Merger, shareholders of CoolBrands held 56,225,433 shares of Swisher Hygiene Inc. common stock.

Our Strategy

Upon becoming a public company at the end of 2010, we set out a goal to become a full-service national provider of hygiene and sanitizing solutions, with a particular emphasis on the ability to provide chemical products and services in all 50 states to customers in the foodservice, hospitality, retail and healthcare markets. Our strategy was based on the fact that most multi-unit operators and regional distributors require a single provider for all of their units and customers. To achieve this goal we acquired 62 businesses across the United States, a majority of which were local and regional chemical operators, from the end of 2010 into early 2012. As a result, we believe that today we are one of only two institutional chemical service providers with national service coverage across the United States.

During the same period we set out a strategy to vertically integrate our chemical operations and expand our product offering. The foundation of our vertical integration was the purchase of J. F. Daley International, Ltd. in 2011. Together with the acquisition of additional regional chemical manufacturing plants, we now manufacture a majority of our chemical products internally rather than purchase them from third parties. We believe that our regional manufacturing footprint is a strategic asset for the company as it allows us to control freight costs and also sell products to wholesale customers that may not require our service capabilities. The expansion of our product offering includes the sale of complementary kitchen products, such as dish racks, water filters, and other consumable products purchased by foodservice, hospitality and healthcare customers, as well as the rental and cleaning of table and hospitality linen. Our current ability to offer these linen services is limited to those markets where we operate linen processing plants. We believe that customers are increasingly seeking service providers that can offer multiple products and that our ability to provide a complete chemical offering, complementary kitchen products, restroom hygiene services, hygiene products (such as paper, soap and air fresheners) and facility service items provides the Company with a valuable point of competitive differentiation.

We currently serve customers in a wide range of end-markets, with a particular emphasis on the foodservice, hospitality, retail, and healthcare industries. We strive to position ourselves to customers as the “one-stop-shop” for the hygiene, chemical and complementary products and services we offer. We believe this comprehensive approach to providing these solutions to our customers, coupled with the rental, installation, and service of dish machines and dispensing equipment, which provide us rental income and require the use of our products, provides stability in our business and encourages customer loyalty.

We believe we are well positioned to take advantage of the markets we serve. Our ability to service customers throughout North America, our broad customer base, and our strategy of combining a service based platform with our direct distribution capabilities, and that of our third-party distributor partners, provide multiple avenues for organic revenue growth. We believe our service and product offerings will allow us to continue to increase revenue through existing customers, who will be able to benefit from the breadth and depth of our current product and service offerings.

Organic Growth

Government regulation focusing on hygiene, food safety, and cleanliness has increased locally, nationally and worldwide. Climate change, water scarcity, and environmental concerns have combined to create further demand for products, services, and solutions designed to minimize waste and support broader sustainability. In addition, many of our customers require tailored cleaning solutions that can assist in reducing labor, energy, and water use, and the costs related to cleaning and hygiene activities.

We intend to capitalize on these industry dynamics by offering customers a “one-stop-shop” focused on their essential commercial hygiene and sanitizing needs. This entails providing existing hygiene customers with complementary chemical and facility service products and services, including warewashing and laundry detergents, linen processing, cleaning chemicals, disinfectants, sanitizers, and related kitchen products, while providing existing chemical customers with hygiene and facility service products and services from our route-based weekly cleaning and restroom product platform We believe our suite of products and services is a portfolio none of our competitors offer in full and, as a result, customers need not shop for their essential commercial hygiene and sanitizing needs on a piece-meal basis. In addition, we believe we provide our customers with more frequent service, superior results, and better pricing than our competitors. As a result, we believe we can increase our revenue per customer stop and that we are well positioned to secure new accounts.

Our national footprint and existing route structure provides a scalable service infrastructure, which we believe gives us a lower relative cost of service compared to local and regional competitors and the opportunity to generate attractive margins on incremental revenue from existing customers as well as revenue from new customers. We also believe the density of our routes coupled with our go-to-market strategy of utilizing both third-party distributors and company personnel to deliver products and perform services, provides sufficient capacity in our current route structure to efficiently service additional customer locations with minimal incremental infrastructure or personnel costs. We believe that our national footprint also differentiates us from local providers who are not able to service larger customers in foodservice, hospitality, retail and healthcare markets that require national service from a single provider. Our organic growth largely depends on our ability to execute on these strategies and increase the sales of our products and services to corporate accounts and regional distribution partners.

Acquisition Growth

We believe the markets for our service and product offerings are highly fragmented with a small number of large national competitors and many small, private, local and regional businesses in each of our core marketplaces. These independent market participants generally are not able to benefit from economies of scale in purchasing, manufacturing of chemical products, offering a full range of products or services, or providing the necessary level of support and customer service required by larger regional and national accounts within their specific markets.

We believe the range of our product and service offerings coupled with our national service infrastructure provide us the opportunity to increase revenue through targeted acquisitions of other chemical operations by providing these acquired businesses or assets access to our corporate accounts, additional products and services, and our broader marketing strategy. In addition, we believe a targeted acquisition strategy will result in improved gross margin and route margin of the acquired revenue through greater purchasing efficiencies, manufacturing and supply chain synergies, route consolidation, and consolidation of back office and administrative functions.

We will be opportunistic as it relates to acquiring or partnering with complementary businesses that (i) can provide us a competitive advantage; (ii) leverage, expand, or benefit from our distribution network; or (iii) provide us economies of scale or cost advantages.

Cost Savings and Operational Excellence Initiatives

In 2012, we began a series of cost savings initiatives that seek to further leverage the integration of our acquisitions and simplify our operations. These initiatives include consolidating routes and branch locations, centralizing office administration functions and standardizing our operating model. Additionally, we are consolidating certain of our chemical manufacturing facilities and rationalizing our supply chain to reduce our manufacturing costs, provide our products to customers in the most efficient manner and consolidate our inventory. During 2012, we eliminated approximately $10.0 million in annual costs, which we expect will benefit future periods. We have identified and are implementing an additional $10.0 million of annual costs reductions during 2013.

Our Market

We compete in many markets, including institutional and industrial cleaning chemicals (which includes foodservice chemicals), restroom hygiene, other facility service products, and paper and plastics. In several geographical markets we also provide dust control and linen services, including the rental of floor mats, linens, towels and other items. In each of these markets, there are numerous participants ranging from large multi-national companies to local and regional competitors. The focus of our company owned operations remains the United States and Canada, however, we may pursue new international opportunities in the future through additional licensing, joint ventures, or other forms of company expansion.

Based on our analysis of publicly available industry research and trade reports, as well as our competitors’ public filings, we estimate that the combined addressable market in the United States and Canada as of December 31, 2012 for the products and services that we offer exceeds $36.8 billion.

We believe the industrial and institutional cleaning chemical market is addressed both by large manufacturers as well as a number of local and regional competitors. However, we believe that we are one of the only competitors to maintain the service employees necessary to effectively service national and regional foodservice, hospitality, healthcare facilities, and other multi-unit facilities requiring the chemical expertise to provide regularly scheduled preventative maintenance and emergency service.

We believe our primary competitors in our legacy hygiene and facilities service rental market are large facility service and uniform providers, as well as numerous small local and regional providers, many of whom may focus on one particular product offering, such as floor mat rentals. The paper distribution market for the customers we target not only has competition among the providers listed above, but also from the foodservice and janitorial-sanitation distributors.

Our Products and Services

We provide products and services to end-customers primarily through company owned operations. While we report sales to and royalty revenue from franchisees and licensees separately, we utilize the same administrative and management personnel to oversee the operations of company owned operations, franchisees, and licensees. We typically enter into service agreements with our customers that outline the scope and frequency of services we will provide, the contractual length, as well as the pricing of the products and services. Given that we typically install, at no charge, dispensers for many of the consumable products we sell to customers, our service agreements usually provide for an early termination fee.

Chemical service and wholesale revenue, which include our laundry, ware washing, and concentrated and ready-to-use chemical products and cleaners, and soap, accounted for 68.8%, 63.6%, and 29.9% of consolidated revenue in 2012, 2011, and 2010, respectively. Hygiene service revenue, which includes the sale of paper items, manual cleaning services, and service delivery fees, accounted for 19.6%, 26.3%, and 47.3%, of consolidated revenues in 2012, 2011, and 2010, respectively. The rental and other component of our business consists of rental fees, linen processing, and ancillary other product sales and represented 11.0%, 8.0%, and 9.9% of consolidated revenue in 2012, 2011, and 2010, respectively. We anticipate that over time, our chemical revenue will continue to grow at a faster rate than any of our other product lines.

Chemical Service and Wholesale

We have placed particular emphasis on the development of our chemical offerings, particularly as it relates to ware washing and laundry solutions. These solutions are typically delivered by employees on a regularly scheduled basis and include periodic preventative maintenance and occasional emergency service. Ware washing products consist of cleaners and sanitizers for washing glassware, flatware, dishes, foodservice utensils, and kitchen equipment. Laundry products include detergents, stain removers, fabric conditioners, softeners, and bleaches in liquid, powder, and concentrated forms to clean items such as bed linen, clothing, and table linen.

Our ware washing and laundry solutions are designed to address the needs of customers ranging from single store operators to multi-unit chains and large resorts. We often consult with customers that may have specialized needs or require custom programs to address different fabric or soil types.

For ware washing customers, we sell, rent or lease, as well as install and service dishwashing machines, and dish tables and racks. We also provide chemical dispensing units. Customers using our laundry services are offered various dispensing systems. We also provide a full line of concentrated and ready-to-use chemicals and cleaning products. This product line includes general purpose cleaners, disinfectants, detergents, oven and grill cleaners, general surface degreasers, floor cleaners, and specialty cleaning products, which when in concentrated form, benefit from the use of a dispensing system to ensure the proper mix of chemicals for safe and effective use.

We enter into service agreements with customers under which we provide 24 hour, seven day-a-week customer service, and perform regularly scheduled preventative maintenance. Typically, these agreements require customers to purchase from us all of the products used in the equipment and dispensing systems that we install. The chemicals themselves may be delivered to the customer by a Swisher employee or one of our third-party distributor partners; however, the service and maintenance is provided by a Swisher employee.

During 2011, we acquired facilities to manufacture our own chemicals and provide the ability to sell to wholesale chemical customers that do not require delivery or preventative maintenance service. Through these acquisitions, we manufacture a majority of the chemical products that we sell.

Hygiene and Facility Service

Our legacy restroom hygiene business offers a regularly scheduled service that includes cleaning the bowls, urinals, and sinks, the application of a germicide to such surfaces to inhibit bacteria growth, and the restocking of air fresheners for a fixed weekly fee. Additionally, we manage other restroom needs by providing and installing soap, tissue, and hand towel dispensers, and selling and restocking the soap and paper on an as-needed basis. This entire offering supplements the daily janitorial or custodial requirements of our customers and free customers from purchasing and securing an inventory of soap and paper products.

Additionally, we provide a range of complementary services including the rental and cleaning of floor mats and mops. In 2012 and 2011, we further expanded our product line in certain markets to provide table and hospitality linen services through acquisitions of several linen processing plants.

These products and services are delivered to customers by our employees in company vehicles. We utilize GPS technology to monitor various driving habits, mileage, and vehicle diagnostic information. In several markets, we operate our own linen processing facilities to maintain and clean rental items such as floor mats, mops, and linens, while, in other markets we outsource the processing to third parties.

Manufacturing, Sales, and Distribution

We manufacture a majority of the chemical products that we sell in seven manufacturing plants geographically located across the United States. We also purchase some of the products we sell from third-party manufacturers and suppliers. The key raw materials we use in our chemical products are caustic soda, solvents, waxes, phosphates, surfactants, polymers and resins, chelates and fragrances and packaging materials. Many of these raw materials are petroleum-based and, therefore, subject to the availability and price of oil or its derivatives. We purchase most chemical raw materials on the open market.

We market and sell our products and services primarily through: (i) our field sales group, including the service technicians, which pursues new local customers and offers existing customers additional products and service; (ii) our corporate account sales team, which focuses on larger regional or national customers in the markets previously identified; and (iii) independent third-party distributor partners.

The field selling organization is comprised of Business Development Representatives, Account Managers and Hygiene Specialists. The Business Development Representatives strategically identify new customer opportunities in which to sell products that leverage current route service and delivery efficiencies as well as focusing on accounts with our distributor partner representatives. Our Account Managers and Hygiene Specialists focus solely on current customers with the single purpose of expanding the number of products and services provided by leveraging solid business relationships.

Selling to new corporate accounts is led by a separate sales team and is an involved and lengthy process that includes either displacing an existing supplier of the products and services or working with the customer to centralize and consolidate disparate purchasing decisions. These prospective customers often go through a vendor qualification process that may involve multiple criteria, and we often work with them in various test locations to validate both product efficacy and our ability to deliver the services on a national level. Additionally, large corporate accounts may operate via a franchise network of their own; the selection process with such corporate accounts may only result in a vendor qualification allowing us the right to sell our products and services to their franchisees. To date, we have been in vendor qualification processes with larger accounts that have ranged from less than three months to over 12 months. Contract terms on corporate account customers typically range from three to five years.

In recent years, we have expanded our distributor program, which provides us with additional opportunities for organic growth. Our distributor program is targeted toward regional and local foodservice distributors that are seeking not only to increase the revenue and margin they can drive by increasing the number of products they deliver to each customer, which helps our distributor partner reduce their customer attrition. Foodservice distribution is a highly competitive business operating on low margins. As such, the distributor can typically earn a higher profit margin on the chemicals it sells to end customers as compared to its food items. Moreover, a distributor partner is then able to market to its end customers the “service” required to maintain their dish machines and chemical dispensing equipment. This service is provided by Swisher and documented under a separate contract between Swisher and the end customer. In effect, by Swisher partnering to be the service arm for the distributor, we help to generate demand for our rental equipment and our consumable products, while providing the distributor a competitive advantage. We contract with distributors on an exclusive or non-exclusive basis, depending on the markets they serve and the size of their customer base.

With the exception of product sales delivered via distributors and select remote markets, our services and products in the United States are delivered through vehicles operated by company employees and franchisees.

Sale of Waste Segment

On November 15, 2012, we completed a stock sale of Choice Environmental Services, Inc. ("Choice") and other acquired businesses that comprised our Waste segment to Waste Services of Florida, Inc. for $123.3 million, resulting in a gain of $13.8 million net of tax. Subject to completion of an audit of Choice's 2012 financial statements through November 15, 2012 and the achievement of a predetermined EBITDA target, $12.5 million of the purchase price was held back. As a result of the sale of our Waste segment, we operate in one business segment. See Note 3, "Discontinued Operations and Sale of Waste Segment" of the Notes to the Consolidated Financial Statements for information concerning the sale of our Waste segment.

Franchise Operations

As part of our strategic initiatives, we have repurchased the majority of our franchisees. As of December 31, 2012, we have two remaining franchisees located in North America and nine master licensees operating in the United Kingdom, Portugal, the Netherlands, Singapore, the Philippines, Taiwan, Korea, Hong Kong/Macau/China, and Mexico.

We collect royalty, marketing, and/or business service fees from our franchisees and licensees in exchange for maintaining and promoting the Swisher trademarks, continuing to develop the Swisher offering, managing vendors and sourcing new products, marketing and selling Swisher services to prospective customers that may have locations in franchise territories, and providing various ancillary services, including billing and collections on their behalf. Franchisees are obligated to buy most of the products used in their business from us.

Customer Dependence

Our business is not materially dependent upon a single customer, and no one customer accounts for 10% or more of our consolidated revenue. Our customer base ranges from large multi-national companies to entrepreneurs who operate a single location.

Sources and Availability of Raw Materials

As the result of our acquisitions of Mt. Hood Solutions, ProClean of Arizona, J.F. Daley International, Ltd., Specialty Products of America, and Total Services, we operate seven manufacturing plants geographically located across the United States. We also entered into a Manufacturing and Supply Agreement (the "Cavalier Agreement") with another plant in conjunction with our acquisition of Sanolite and Cavalier in July of 2011. The Cavalier Agreement, which was scheduled to expire on December 31, 2012, was extended for an additional two year period with an automatic 18-month renewal term. The Cavalier Agreement provides for pricing adjustments, up or down, on the first of each month based on the vendor's actual average product costs incurred during the prior month. Additional product payments made by the Company due to pricing adjustments under the Cavalier Agreement have not been significant and have not represented costs materially above the going market price for such product.

Although we manufacture a majority of our chemical products at our plants, we continue to purchase products from third-party manufacturers and suppliers with whom we believe we have good relations. Most of the items we sell are readily available from multiple suppliers in the quantities and quality acceptable to both us and our customers. We do not have any minimum annual or other periodic purchase requirements with any vendors for any of the finished products we use or sell. Other than the Cavalier Agreement, we are not currently party to any agreement, including with our chemical manufacturer, where we bear the commodity risk of the raw materials used in manufacturing; however, nothing prevents (i) the vendor from attempting to pass through the incremental costs of raw materials or (ii) us from considering alternative suppliers or vendors. We believe the raw materials used by the manufacturers of the products we currently sell, including petroleum-based surfactants, detergents, solvents, chlorine, caustic soda, and paper, are readily available; however, pricing pressure or temporary shortages may from time to time arise, resulting in increased costs and, we believe, under extreme conditions only, a loss in revenue from our inability to sell certain products.

We purchased 14.3%, 28.2%, and 76.7% of the chemicals required for company owned operations in 2012, 2011 and 2010, respectively, from one supplier that operates from a single manufacturing location. We expect this percentage to continue to decline as we expand our own manufacturing capability. We also have contingency plans to outsource production to other parties in the event that we need to, which we believe could mitigate any disruptions in the supply of chemicals from this supplier.

Patents and Trademarks

We maintain a number of trademarks in the United States, Canada and in certain other countries. We believe that many of these trademarks, including “Swisher,” "Daley," the “Swisher” design, the “Swisher Hygiene” design, and the “S” design are important to our business. Our trademark registrations in the United States are renewable for ten year successive terms and maintenance filings must be made as follows: (i) for “Swisher” by January 2014, (ii) for the “Swisher” design by January 2023, (iii) for “the Swisher Hygiene” design by April 2015, and (iv) for the “S” design by February 2016.

In Canada, we have agreed not to: (i) use the word SWISHER in association with any wares/services relating to or used in association with residential maid services other than as depicted in our trademark application and (ii) use the word SWISHER with our “S” design mark or by itself as a trade mark at any time in association with wares/services relating to or used in association with cleaning and sanitation of restrooms in commercial buildings. Thus, our company-owned operations and franchisee operate as SaniService ® in Canada. We own, have registered, or have applied to register the Swisher trademark in every other country in which our franchisees or licensees operate.

We market the majority of our chemical products under various brand labeling and product names, including but not limited to, Swisher, Mt. Hood, ProClean, Daley and Cavalier. The majority of our chemical products formulas are owned by us. The remaining chemical products are manufactured by third parties who manufacture our products based on our specifications.

Seasonality

In the aggregate, our business continues to be somewhat seasonal in nature, with the Company’s second and third calendar quarters generating, on an organic basis, more revenue than the first and fourth calendar quarters. However, our operating results may fluctuate from quarter to quarter or year to year due to factors beyond our control, including unusual weather patterns or other events that negatively impact the foodservice and hospitality industries. The majority of our customers are in the restaurant or hospitality industries, and the revenue we earn from these customers is directly related to the number of patrons they service. As such, events adversely affecting the business of the customer may have an adverse impact on our business.

Regulatory and Environmental

We are subject to numerous United States federal, state, local, and foreign laws that regulate the manufacture, storage, distribution, transportation, and labeling of many of our products, including all of our disinfecting, sanitizing, and antimicrobial products. Some of these laws require us to have operating permits for our production and warehouse facilities, and operations. In the event of a violation of these laws and permits, we may be liable for damages and the costs of remedial actions, and may also be subject to revocation, non-renewal, or modification of our operating and discharge permits and revocation of product registrations. Federal, state and local laws and regulations vary, but generally govern wastewater or storm water discharges, air emissions, the handling, transportation, treatment, storage and disposal of hazardous and non-hazardous waste. These laws and regulations provide governmental authorities with strict powers of enforcement, which include the ability to revoke or decline to renew any of our operating permits, obtain injunctions, and impose fines or penalties in the event of violations, including criminal penalties. The United States Environmental Protection Agency (“EPA”) and various other federal, state and local authorities administer these regulations.

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

Product Registration and Compliance

Various United States federal, state, local, and foreign laws and regulations govern some of our products and require us to register our products and to comply with specified requirements. In the United States, we must register our sanitizing and disinfecting products with the EPA. When we register these products, or our supplier registers them in cases where we are sub-registering, we must also submit to the EPA information regarding the chemistry, toxicology, and antimicrobial efficacy for the agency’s review. Data must be identical to the claims stated on the product label. In addition, each state where these products are sold requires registration and payment of a fee.

Numerous United States federal, state, local, and foreign laws and regulations relate to the sale of products containing ingredients such as phosphorous, volatile organic compounds, or other ingredients that may impact human health and the environment. Under the State of California's Proposition 65, label disclosures are required for certain products containing chemicals listed by California. In addition, California, Maine, Massachusetts, Minnesota and Oregon have chemical management initiatives that promote pollution prevention through the research and development of safer chemicals and safer chemical processes. Numerous states have also enacted environmentally-preferable purchasing programs for cleaning products. Cleaning product ingredient disclosure legislation has been introduced in the United States Congress in the past few years but has not passed, and several states are considering further regulations in this area. The California Safer Consumer Products Act regulations focus on ingredients in consumer products and are expected to be enacted in 2013. To date, we generally have been able to comply with such legislative requirements and compliance with these laws and regulations has not had a material adverse effect on our business, financial condition, results of operations, and cash flows.

Occupational Safety and Health Act

The Occupational Safety and Health Act of 1970, as amended (“OSHA”), establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by OSHA, and various record keeping, disclosure, and procedural requirements. Various OSHA standards may apply to our operations including the Hazardous Communications Standards ("HCS" or "Right to Know" and "Community Right to Know") regulations that govern the procedures and information that must be disclosed to the individuals that work in the manufacture of the products and materials Swisher manufactures or distributes and with the hazards that communities may face in the event our facilities were to be hit with disasters such as fires and floods.

The National Fire Protection Association has aided various state and local government in the development of set of safety standards that generally fall under the OSHA Community Right to Know regulations that allows the local fire department to regulate the safety measures needed in a facility in order to prevent and lessen the possibilities of fires (i.e., Storage of Flammables) and to protect the safety of the fire fighters in the event they are called in to work at such a facility. In many communities this involves reports and maps that detail where and how various products of different hazards are located and stored within a facility. These reports are generated and then given to local fire authorities to maintain in the event the fire department, local emergency response or hazmat teams are ever needed at the facility.

Other Environmental Regulation

Our manufacturing facilities are subject to various United States federal, state, and local laws and regulations regarding the discharge, transportation, use, handling, storage and disposal of hazardous substances. These statutes include the Clean Air Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act, as well as their analogous state, local, and foreign laws. Because we may potentially be a generator of hazardous wastes in the future, we, along with any other person who disposes or arranges for the disposal of our wastes, may be subject to financial exposure for costs associated with the investigation and remediation of contaminated sites. Specifically, we would likely have exposure if we have disposed or arranged for the disposal of hazardous wastes at sites that become contaminated, even if we fully complied with applicable environmental laws at the time of disposal. We currently are unaware of any past action which may lead to any liability, but, in the event we do ultimately have liability at some point in the future for past or future actions, the costs of compliance and remediation would likely have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Various laws and regulations pertaining to climate change have been implemented or are being considered for implementation at the national, regional and state levels, particularly as they relate to the reduction of greenhouse gas emissions. None of these laws directly apply to Swisher at the present time; however, we believe that it is possible that new or additional restrictions may in the future be imposed on our manufacturing, processing and distribution activities, which may result in possible violations, fines, penalties, damages or other significant costs.

Employees

As of December 31, 2012, we had 1,641 employees. We are not a party to any collective bargaining agreement and have never experienced a work stoppage. We consider our employee relations to be good.

Significant Developments Since December 31, 2012

Restatements and Subsequent Filings

On February 19, 20, and 21, 2013, respectively, the Company filed amended quarterly reports on Form 10-Q/A for the periods ended March 31, 2011, June 30, 2011, and September 30, 2011 (the "Affected Periods"), including restated financial statements for the Affected Periods, to reflect adjustments to previously reported financial information. See the Company's separately filed amended Form 10-Q/As, for more information about the restatement adjustments recorded. On February 26, 2013, the Company filed its Annual Report on Form 10-K for the year ended December 31, 2011. On March 11, 15, and 18, 2013, respectively, the Company filed quarterly reports on Form 10-Q for the periods ended March 31, 2012, June 30, 2012, and September 30, 2012 (the "2012 Form 10-Qs").

NASDAQ and TSX Matters

As we have previously reported, the Company has maintained regular communication with The NASDAQ Stock Market ("NASDAQ") and the Toronto Stock Exchange (the "TSX") regarding our continued listing.  Following our completion of the filing of our 2012 Form 10-Qs, on March 20, 2013, the Company provided the NASDAQ Listing Qualifications Panel (the "Panel") an update on the Company’s compliance efforts and advised the Panel that it expects to complete and file the 2012 Form 10-K by April 30, 2013 and hold a combined 2012 and 2013 annual meeting on June 5, 2013.

Also, on March 20, 2013, the Company received a letter from NASDAQ indicating that the Company is not in compliance with the filing requirements for continued listing under NASDAQ Listing Rule 5250(c)(1) because the 2012 Form 10-K was not timely filed by March 18, 2013. The letter from NASDAQ advised the Company that the Panel will consider this additional deficiency in their decision regarding the Company’s continued listing on The NASDAQ Global Select Market.

On March 21, 2013, the Company received a letter from the Panel indicating its determination to continue the listing of the Company’s shares on NASDAQ, subject to the following conditions: (1) on or before April 30, 2013, the Company shall file the 2012 Form 10-K and (2) on or before June 5, 2013, the Company shall have solicited proxies and held its annual meeting. In order for the Company to comply with the terms of the Panel’s exception, the Company must be able to demonstrate compliance with all requirements for continued listing.

During the process of regaining compliance with NASDAQ, the Company expects that its common stock will continue trading on NASDAQ under the symbol "SWSH," however the Company can provide no assurance that it will satisfy the conditions required to maintain its listing on NASDAQ or, even if the Company satisfies the conditions, that NASDAQ will determine to continue the Company's listing.

Also, the Company has been noted in default of its continuous disclosure obligations by the securities regulators in several provinces of Canada for certain failures stemming from the non-compliance described above, including the failure to timely file its annual financial statements for the years ended December 31, 2011 and 2012 and related information, and for publicly acknowledging that certain of its previously filed financial statements may no longer be relied upon. While the Company has remedied a number of the continuous disclosure defaults, in the event that any remaining defaults remain uncorrected, the Canadian securities regulators may issue a general cease trade order against the Company prohibiting trading of the Company's shares in Canada.

On March 28, 2013, the Company received notice from the TSX that the time for the previously announced delisting of the Company's common stock from the TSX would be extended until the close of the market on May 15, 2013, subject to, among other things, the Company filing its 2012 Form 10-K and quarterly financial statements for the quarter ended March 31, 2013. If the Company is able to complete its filings by applicable deadlines and meet all other conditions for continued listing on the TSX before May 15, 2013, the Company may maintain its listing on the TSX. The Company can provide no assurance that it will satisfy the conditions required to maintain its listing on the TSX or, even if the Company satisfies the conditions, that the TSX will determine to continue the Company's listing.

ITEM 1A.  RISK FACTORS.

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this 2012 Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should note that forward-looking statements in this document speak only as of the date of this 2012 Form 10-K and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include the following:

We have a history of significant operating losses and as such our future revenue and operating profitability are uncertain.

Our future revenue and operating profitability are difficult to predict and are uncertain. We recorded losses from continuing operations of approximately $58.9 million, $34.6 million and $15.1 million for the years ended December 31, 2012, 2011, and 2010, respectively. We may continue to incur operating losses for the foreseeable future, and such losses may be substantial. We will need to increase revenue in order to generate sustainable operating profit. Given our history of operating losses, we cannot assure you that we will be able to achieve or maintain operating profitability on an annual or quarterly basis, or at all.

Matters relating to or arising from our recent restatement could have a material adverse effect on our business, operating results and financial condition.

On March 28, 2012, we announced that the previously issued interim financial statements for the quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011, and the other financial information in our quarterly reports on Form 10-Q for the periods then ended, should no longer be relied upon and may require restatement.

These announcements, subsequent related announcements and delays in completing our public filings led to litigation claims and potential regulatory proceedings against us. The defense of any such claims or proceedings may cause the diversion of management’s attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation or regulatory proceeding, even if resolved in our favor, could cause us to incur significant legal and other expenses. We also may have difficulty raising equity capital or obtaining other financing, such as lines of credit or otherwise. Moreover, we have been and may continue to be the subject of negative publicity focusing on the financial statement adjustments and resulting restatement and negative reactions from our stockholders, creditors or others with which we do business. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our securities to decline.

The negative publicity and uncertainty of the litigation resulting from the restatements has impacted our ability to attract and retain customers, employees and vendors, and may continue to do so in the future. Concerns include 1) the perception of the work effort required to address the Company’s accounting and control environment, 2) the ability for the Company to be a long term provider to customers, and 3) the Company’s ability to timely pay outstanding balances to vendors, including landlords and key suppliers.

In connection with the restatements of our previously issued financial statements and the evaluations of our disclosure controls and procedures and internal control over financial reporting, we concluded that as of December 31, 2011, we identified deficiencies in our internal control over financial reporting. In addition, although management began an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, as required under Section 404 of the Sarbanes−Oxley Act of 2002, management did not complete its assessment. Based on the deficiencies identified, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012. Had management completed its evaluation as of December 31, 2012 additional deficiencies in our internal control over financial reporting might have been identified. Should we identify other deficiencies or be unable to remediate any such deficiencies promptly and effectively, such deficiencies could harm our operating results, result in a material misstatement of our financial statements, cause us to fail to meet our financial reporting obligations or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price. Any litigation or other proceeding or adverse publicity relating to our deficiencies or any future deficiencies could have a material adverse effect on our business and operating results.

We may not be able to properly integrate the operations of previously acquired businesses and achieve anticipated benefits of cost savings or revenue enhancements.

During 2010 and 2011, our business strategy included growing our business through a significant number of acquisitions. The success of any business combination depends on management’s ability following the transaction to consolidate operations and integrate departments, systems and procedures, and thereby create business efficiencies, economies of scale, and related cost savings. In addition, the acquired customer base must be integrated into the existing service route structure to improve absorption of fixed costs and create operational efficiencies. The retention and integration of the acquired customer base will be a key factor in realizing the revenue enhancements that should accompany each acquired business. We cannot assure you that future results will improve as a result of cost savings and efficiencies or revenue enhancements from any prior acquisitions, and we cannot predict the timing or extent to which cost savings and efficiencies or revenue enhancements will be achieved, if at all. For these reasons, if we are not successful in timely and cost-effectively integrating acquisitions and realizing the benefits of such acquisitions, it could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We may incur unexpected costs, expenses, or liabilities relating to undisclosed liabilities of our acquired businesses.

In the course of performing our acquisition strategy, we may not have identified liabilities of the acquisition candidate that were not otherwise disclosed. These may include liabilities arising from non-compliance with federal, state or local environmental laws by prior owners, pending or threatened litigation, and undisclosed contractual obligations, for each of which we, as a successor owner, may be responsible. We cannot assure you that such indemnifications, even if obtainable, will be enforceable, collectible, or sufficient in amount, scope, or duration to fully offset the potential liabilities arising from the acquisitions.

We may fail to maintain our listing on the NASDAQ Stock Market and the Toronto Stock Exchange.

We have received delisting notices from NASDAQ and the TSX as a result of our delinquent filings and failure to hold an annual meeting during 2012. If we fail to remain current in our public filings or fail to hold an annual meeting by June 5, 2013, our common stock may be delisted. A delisting of our common stock could adversely affect the market liquidity of our common stock, impair the value of your investment, and harm our business. We can provide no assurance that we will satisfy the conditions required to maintain our listing on NASDAQ or the TSX and, even if we satisfy the conditions, NASDAQ or the TSX may not continue our listing.

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

The markets in which we operate in are highly competitive. We compete with national, regional, and local providers, many of whom have greater financial and marketing resources than us, in the same markets primarily on the basis of brand name recognition, price, product quality, and customer service. To remain competitive in these markets, we may be required to reduce our prices for products and services. If our competitors offer discounts on certain products or services in an effort to recapture or gain market share, we may be required to lower prices or offer other favorable terms to compete successfully. Any such change would likely reduce margins and could adversely affect operating results. Some of our competitors may bundle products and services that compete with our products and services for promotional purposes as a long-term pricing strategy or may provide guarantees of prices and product implementations. Also, competitors may develop new or enhanced products and services more successfully and sell existing or new products and services better than we do. In addition, new competitors may emerge. These practices could, over time, limit the prices that we can charge for our products and services. If we cannot offset price reductions or other pricing strategies with a corresponding increase in sales or decrease in spending, then the reduced revenue resulting from lower prices would adversely affect our margins, operating costs, and profitability.

Several members of our senior management team are critical to our business and if these individuals do not remain with us in the future, it could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

Our future success depends, in part, on the continued efforts and abilities of our senior management team. Their skills, experience and industry contacts are expected to significantly benefit our business. The loss of any member of our senior management team could disrupt our operations and divert the time and attention of the remaining members of the senior management team, which could have a material adverse effect on our business, financial condition and results of operations. Because the market for qualified management is highly competitive, we may not be able to retain our leadership team or fill new management positions or vacancies created by expansion or turnover at existing compensation levels. We do not carry “key-person” insurance on the lives of our senior management team or management personnel to mitigate the impact that the loss of a key member of our management team would cause. As a potential result of the loss of services of one or more of these individuals, or if one or more of them decide to join a competitor or otherwise compete directly with us, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

The financial condition and operating ability of third parties may adversely affect our business.

We purchase the majority of our dispensing equipment and dish machines from a limited number of suppliers. Should any of these third party suppliers experience production delays, we may need to identify additional suppliers, which may not be possible on a timely basis or on favorable terms, if at all. A delay in the supply of our chemicals or equipment could adversely affect relationships with our customer base and could cause potential customers to delay their decision to purchase services or cause them not to purchase our services at all.

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

Increases in fuel and energy costs and fuel shortages could adversely affect our results of operations and financial condition.

The price of fuel is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by the Organization of the Petroleum Exporting Countries (“OPEC”) and other oil and gas producers, war and unrest in oil producing countries, regional production patterns, limits on refining capacities, natural disasters and environmental concerns. In recent years, fuel prices have fluctuated widely and have generally increased. Fuel price increases raise the costs of operating vehicles and equipment. We cannot predict the extent to which we may experience future increases in fuel costs or whether we will be able to pass these increased costs through to our customers. A fuel shortage, higher transportation costs or the curtailment of scheduled service could adversely impact our relationship with customers and franchisees and reduce our profitability. If we experience delays in the delivery of products to our customers, or if the services or products are not provided to the customers at all, relationships with our customers could be adversely impacted, which could have a material adverse effect on our business and prospects. As a result, future increases in fuel costs or fuel shortages could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

If our products are improperly manufactured, packaged, or labeled or become adulterated or expire, those items may need to be recalled or withdrawn from sale.

We may need to recall, voluntarily or otherwise, the products we sell if products are improperly manufactured, packaged, or labeled or if they become adulterated or expire. Widespread product recalls could result in significant losses due to the costs of a recall and lost sales due to the unavailability of product for a period of time. A significant product recall could also result in adverse publicity, damage to our reputation, and loss of customer confidence in our products, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Changes in the types or variety of our service offerings could affect our financial performance.

Our financial performance is affected by changes in the types or variety of products and services offered to our customers. For example, as we continue to evolve our business to include a greater combination of products with our services, the amount of money required for the purchase of additional equipment and training for associates may increase. Additionally, the gross margin on product sales is often less than gross margin on service revenue. These changes in variety or adjustment to product and service offerings could have a material adverse effect on our financial performance.

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

We rely extensively on computer systems to process transactions, maintain information and manage our business. Disruptions in the availability of our computer systems could impact our ability to service our customers and adversely affect our sales and results of operations. We are dependent on internal and third party information technology networks and systems, including the Internet and wireless communications, to process, transmit and store electronic information. In particular, we depend on our information technology infrastructure for fulfilling and invoicing customer orders, applying cash receipts, determining reorder points and placing purchase orders with suppliers, making cash disbursements, and conducting digital marketing activities, data processing, and electronic communications among business locations. We also depend on telecommunication systems for communications between company personnel and our customers and suppliers. Our computer systems are subject to damage or interruption due to system conversions, power outages, computer or telecommunication failures, computer viruses, security breaches, catastrophic events such as fires, tornadoes and hurricanes and usage errors by our employees. If our computer systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may have interruptions in our ability to service our customers. This disruption caused by the unavailability of our computer systems could significantly disrupt our operations or may result in financial damage or loss due to lost or misappropriated information.

Insurance policies may not cover all operating risks and a casualty loss beyond the limits of our coverage could adversely impact our business.

Our business is subject to all of the operating hazards and risks normally incidental to the operations of a company in the cleaning and maintenance solutions industry. We maintain insurance policies in such amounts and with such coverage and deductibles that we believe are reasonable and prudent. Nevertheless, our insurance coverage may not be adequate to protect us from all liabilities and expenses that may arise from claims for personal injury or death, property damage, or environmental liabilities arising in the ordinary course of business and our current levels of insurance may not be able to be maintained or available at economical prices. If a significant liability claim is brought against us that is not covered by insurance, we may have to pay the claim with our own funds, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Given our current revenue, particularly as compared with some of our competitors, even minor variations in the rate and timing of conversion of our sales prospects into revenue could cause us to plan or budget inaccurately, and have a greater impact on our results than the same variations would have on the results of our larger competitors.

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

As of January 31, 2013, Messrs. Huizenga and Berrard own approximately 28% of our common stock. As a result, these stockholders may be in a position to exert significant influence over any corporate action requiring stockholder approval, including the election of directors, determination of significant corporate actions, amendments to Swisher’s certificate of incorporation and by-laws, and the approval of any business transaction, such as mergers or takeover attempts, in a manner that could conflict with the interests of other stockholders. Although there are no agreements or understandings between the former Swisher International stockholders as to voting, if they voted in concert, they could exert significant influence over Swisher Hygiene.

Future issuances of shares of our common stock in connection with acquisitions or pursuant to our stock incentive plan could have a dilutive effect.

Since the Merger through December 31, 2012, we have issued up to 4,069,773 shares of common stock and shares underlying convertible notes and may continue to issue additional shares of our common stock in connection with future acquisitions or for other business purposes, or under the Amended and Restated Swisher Hygiene Inc. 2010 Stock Incentive Plan (the “Plan”). Future acquisitions may involve the issuance of our common stock as payment, in part or in full, for the businesses or assets acquired. The benefits derived by us from an acquisition might not exceed the dilutive effect of the acquisition. Pursuant to the Plan, our board of directors may grant stock options, restricted stock units, or other equity awards to our directors and employees. When these awards vest or are exercised, the issuance of shares of our common stock underlying these awards may have a dilutive effect on our common stock.

Future sales of Swisher Hygiene shares by our stockholders could affect the market price of our shares.

We issued an aggregate of 57,789,630 shares of Swisher Hygiene common stock in the Merger, including 55,789,632 shares issued to H. Wayne Huizenga, Steven R. Berrard, and other former Swisher International shareholders. Any sales of the shares in the open market or the perception that such sales could occur could cause the price of our shares to decline and might also make it more difficult to sell our equity securities at a time and price that is deemed appropriate.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None

ITEM 2.  PROPERTIES.

We operate chemical manufacturing facilities in Oregon, Arizona, Colorado, Illinois, Florida, and New York.  We lease six of the buildings and we own one.

We lease our current corporate headquarters facility in Charlotte, North Carolina, pursuant to a lease expiring in February 2017. As of December 31, 2012, we also lease numerous facilities. The facilities are located in the states and territories where we operate our business. We also lease facilities related to our Canadian operations in Canadian provinces where we operate our business. We believe that our facilities are sufficient for our current needs and are in good condition in all material respects.

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

On March 30, 2012, a purported Company shareholder commenced a putative securities class action on behalf of purchasers of the Company's common stock in the U.S. District Court for the Southern District of New York against the Company, the former President and Chief Executive Officer ("former CEO"), and the former Vice President and Chief Financial Officer ("former CFO"). The plaintiff asserted claims alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") based on alleged false and misleading disclosures in the Company's public filings. In April and May 2012, four more putative securities class actions were filed by purported Company shareholders in the U.S. District Court for the Western District of North Carolina against the same set of defendants. The plaintiffs in these cases have asserted claims alleging violations of Sections 10(b) and 20(a) of the Exchange Act of 1934 based on alleged false and misleading disclosures in the Company's public filings. In each of the putative securities class actions, the plaintiffs seek damages for losses suffered by the putative class of investors who purchased Swisher common stock.

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

On April 24, 2013, lead plaintiffs filed their first amended consolidated class action complaint (the "Class Action Complaint") asserting similar claims as those previously alleged as well as additional allegations stemming from the Company's restated financial statements. The Class Action Complaint also names the Company's former Senior Vice President and Treasurer as an additional defendant. Defendants have sixty days from that date to answer or otherwise respond to the consolidated class action complaint.

Derivative Litigation

On April 11, 2012 and May 11, 2012, the Board of Directors of the Company received demand letters (the “Demands”) from two of the Company’s purported stockholders. In general, the Demands ask the Board to undertake an independent investigation into potential violations of Delaware and federal law relating to the Company's March 28, 2012 disclosure that its previously issued financial results for the first, second and third fiscal quarters of 2011 should no longer be relied upon, and to initiate claims against responsible parties and/or implement therapeutic changes as needed. The Board continues to work with its counsel to prepare its response to these Demands.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Registrant’s Common Equity

Our common stock is listed and posted for trading on NASDAQ under the trading symbol “SWSH” and on the TSX under the trading symbol “SWI.” Our common stock commenced trading on NASDAQ on February 2, 2011. The following table sets out the reported low and high sale prices on NASDAQ for the periods indicated as reported by the exchange:

	NASDAQ Low/High Prices
Fiscal Quarter	2012	2011
First(1)	$2.23 – 3.89	$5.50	–	6.83
Second	$1.51 – 2.70	$4.87	–	11.43
Third	$1.32 – 2.65	$3.31	–	5.80
Fourth	$1.10 – 1.94	$3.09	–	4.87
_____________________
(1)  For the first quarter of 2011, the low/high prices were based on trading commencing on February 2, 2011. During the first quarter of 2011, the reported low sales price of our common stock on NASDAQ was $5.50 on February 8, 2011. The corresponding sales price on the TSX was $5.53 on February 8, 2011.

 The following table sets out the reported high and low sale prices (in U.S. dollars) on the TSX for the periods indicated as reported by the exchange:

	TSX Low/High Prices
	2012	2011
Fiscal Quarter
First (2)	$2.22 – 3.90	$4.76	–	6.83
Second	$1.51 – 2.70	$4.87	–	11.44
Third	$1.32 – 2.79	$3.31	–	5.87
Fourth	$1.10 – 1.90	$3.12	–	4.83

(2) During the first quarter of 2011, the reported low sales price of our common stock on the TSX was $4.76 on January 4, 2011. Since the Company’s common stock commenced trading on NASDAQ on February 2, 2011, we do not have a corresponding sales price on NASDAQ on January 4, 2011.

Stock Performance Chart

The chart and table below compare the cumulative total stockholder return on our common stock from January 10, 2011 through December 31, 2012 with the performance of: (i) the Standard and Poor's ("S&P") SmallCap 600 Index and (ii) a self-constructed peer group consisting of other public companies in similar lines of business (the "Peer Group"). The Peer Group consists of Calgon Carbon Corp., Casella Waste Systems Inc., Cintas Corp, Coinstar Inc., Ecolab, Inc., G&K Services Inc., Rollins Inc., Unifirst Corp., WCA Waste Corp. (included through March 23, 2012 when it was acquired by Macquarie Infrastructure Partners II), and ZEP Inc. The comparisons reflected in the graph and tables are not intended to forecast the future performance of our stock and may not be indicative of future performance. The graph and table assume that $100 was invested on January 10, 2011 in each of our common stock, the S&P SmallCap 600 Index, and the Peer Group and that dividends were reinvested.

					INDEXED RETURNS
	Base				Quarter Ending
	Period
Company / Index	1/10/11	2/2/11	3/31/11	6/30/11	9/30/11	12/31/11	3/31/12	6/30/12	9/30/12	12/31/12
Swisher Hygiene, Inc.	100	114.55	109.13	99.98	71.92	66.42	43.69	44.66	24.68	31.08
S&P SmallCap 600 Index	100	101.46	107.41	107.24	85.97	100.73	112.81	108.77	114.64	117.18
Peer Group	100	99.54	103.34	112.52	96.36	114.84	124.16	133.33	128.55	138.01

Our common stock is currently listed on NASDAQ under the symbol "SWSH" and the TSX under the symbol "SWI." The return from January 10, 2011 to February 1, 2011 reflects trades on the TSX in Canadian dollars, converted to U.S. Dollars. The return from February 2, 2011 to December 31, 2012 reflects trades on NASDAQ, which became our primary trading market on February 2, 2011, in U.S. dollars.

As of December 31, 2012, there were 175,157,404 shares of our common stock issued and outstanding. As of December 31, 2012, we had 1,088 registered stockholders of record.

We have not paid any cash dividends on our common stock and do not plan to pay any cash dividends in the foreseeable future. Our board of directors will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions.

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with our audited Consolidated Financial Statements and Notes to Consolidated Financial Statements beginning on page F-1.

	For the Year Ended December 31,
	2012	2011(1)	2010	2009	2008
Selected Income Statement Data:

Revenue	$230,521	$160,617	$63,652	$56,814	$64,109

Loss from continuing operations	$(58,929)	$(34,574)	$(15,113)	$(6,850)	$(10,428)

Net loss from continuing operations	$(80,775)	$(24,723)	$(17,570)	$(7,260)	$(11,988)

Loss per share, continuing operations:
Basic and diluted	$(0.46)	$(0.16)	$(0.26)	$(0.13)	$(0.21)

Selected Balance Sheet Data:

Total assets	$327,685	$478,404	$106,234	$38,918	$30,281

Swisher Hygiene Inc. stockholders' equity (deficit)	$277,121	$343,834	$45,917	$(19,455)	$(12,301)

Long-term debt and obligations	$5,284	$47,267	$44,408	$51,170	$32,567
_____________________
(1)
During 2011, we completed acquisitions of nine franchises and 54 acquisitions of independent businesses, including 4 solid waste collection service businesses (Waste segment). In 2012 we disposed of the Waste segment. 2012 and 2011 selected financial data has been restated to reflect discontinued operations treatment of this segment. Refer to Note 3, “Discontinued Operations and Sale of the Waste Segment” and Note 4, “Acquisitions” in the Notes to the Consolidated Financial Statements for additional information regarding these transactions.

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

Business Overview and Outlook

Swisher Hygiene Inc. provides essential hygiene and sanitizing solutions to customers throughout much of North America and internationally through its network of company owned operations, franchisees and master licensees. These solutions include essential products and services that are designed to promote superior cleanliness and sanitation in commercial environments, while enhancing the safety, satisfaction and well-being of employees and patrons. These solutions are typically delivered by employees on a regularly scheduled basis and involve providing our customers with: (i) consumable products such as detergent, cleaning chemicals, soap, paper and supplies, together with the rental and servicing of dish machines and other equipment for the dispensing of those products; (ii) the rental of facility service items requiring regular maintenance and cleaning, such as floor mats, mops, bar towels, and linens; and (iii) manual cleaning of their facilities. We serve customers in a wide range of end-markets, with a particular emphasis on the foodservice, hospitality, retail, and healthcare industries.

We believe the markets for our service and product offerings are highly fragmented with a small number of large national competitors and many small, private, local and regional businesses in each of our core marketplaces. These smaller independent market participants generally are not able to benefit from economies of scale in purchasing, manufacturing of chemical products, offering a full range of products or services, or providing the necessary level of support and customer service required by larger regional and national accounts within their specific markets. To address this opportunity, during 2010 and 2011, we implemented an acquisition growth strategy and acquired 72 franchises and independent businesses in the chemical manufacturing, hygiene and waste and recycling services businesses. These acquisitions supported our overall strategy to continue growing from our legacy business of restroom hygiene to the premier “one-stop-shop” for complete hygiene and sanitation solutions for our customers and resulted in the following: 1) the purchase of primarily all of our franchises, 2) the development of a national platform to provide chemical and related services to customers in our key end-markets, 3) the vertical integration of our business through the purchase of seven chemical manufacturing plants located around the country and 4) the entrance into the solid waste collection and recycling business.

During 2012 and continuing into 2013, we have continued to focus on leveraging the integration of our acquisitions and simplifying our operations. These initiatives include the consolidation of routes and branch locations, centralizing administrative functions and standardizing our operating model. Additionally, we are consolidating certain of our chemical manufacturing facilities and rationalizing our supply chain to reduce our manufacturing costs, provide our products to customers in the most efficient manner and consolidate our inventory.

During 2013, we intend to grow in our existing markets primarily through organic growth. We will continue to focus our investments towards those opportunities which will most benefit our core chemical businesses.

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

On May 17, 2012, the Company announced that the Audit Committee had substantially completed the investigative portion of its internal review. In connection with the substantial completion of its internal review, the Audit Committee recommended to the Board that the Company's Chief Financial Officer and two additional senior accounting personnel be separated from the Company as a result of their conduct in connection with the preparation of the Prior Financial Information. Following this recommendation, the Board determined that these three accounting personnel be separated from the Company, effective immediately. In making these employment determinations, the Board did not identify any conduct by these employees intended for or resulting in any personal benefit.

On February 19, 20, and 21, 2013, the Company filed amended quarterly reports on Form 10-Q/A for the quarterly periods ended March 31, 2011, June 30, 2011, and September 30, 2011, respectively, (the "Affected Periods"), including restated financial statements for the Affected Periods, to reflect adjustments to previously reported financial information. Please see the Company's separately filed Form 10-Q/As for more information about the restatement adjustments recorded.

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

Segments

On March 1, 2011, the Company completed its acquisition of Choice Environmental Services, Inc. (“Choice”), a Florida based company that provides a complete range of solid waste and recycling collection, transportation, processing and disposal services. As a result of the acquisition of Choice, the Company operated in two segments: Hygiene and Waste. During the quarter ended June 30, 2012, the Company’s Board of Directors determined to sell its Waste segment. On November 15, 2012, the Company completed a stock sale of Choice and other acquired businesses, including Lawson Sanitation LLC, Central Carting Disposal, Inc., and FSR Transporting & Crane Services, Inc. that comprise the Waste segment, to Waste Services of Florida, Inc. for $123.3 million. As discussed in Note 3, “Discontinued Operations and Sale of Waste Segment,” in the Notes to the Consolidated Financial Statements, the Company has applied discontinued operations accounting treatment and disclosures for this transaction. As a result of the sale of Choice and all of its operations in the Waste segment, the Company’s continuing operations are classified in one business segment, Hygiene.

Valuation Allowance for Accounts Receivable

We estimate the allowance for doubtful accounts for accounts receivable by considering a number of factors, including overall credit quality, age of outstanding balances, historical write-off experience and specific account analysis that projects the ultimate collectability of the outstanding balances. Actual results could differ from these assumptions. Our allowance for doubtful accounts was $2.3 million and $2.2 million as of December 31, 2012 and 2011, respectively.

Purchase Accounting for Business Combinations

The Company acquired four independent businesses and purchased the remaining non-controlling interest in one of its subsidiaries during the year ended December 31, 2012 and acquired sixty-three franchises and independent businesses during the year ended December 31, 2011. The Company accounts for these acquisitions by allocating the fair value of the consideration transferred to the fair value of the assets acquired and liabilities assumed on the date of the acquisition and any remaining difference is recorded as goodwill. Adjustments may be made to the preliminary purchase price allocation when facts and circumstances that existed on the date of the acquisition surface during the allocation period subsequent to the preliminary purchase price allocation, not to exceed one year from the date of acquisition. Contingent consideration is recorded at fair value based on the facts and circumstances on the date of the acquisition and any subsequent changes in the fair value are recorded through earnings each reporting period. Transactions that occur in conjunction with or subsequent to the closing date of the acquisition are evaluated and accounted for based on the facts and substance of the transactions.

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets purchased and liabilities assumed in a business combination. Identifiable intangible assets include customer relationships, non-compete agreements, trade names, trademarks and formulas. The fair value of these intangible assets at the time of acquisition is estimated based upon various valuation techniques including replacement costs and discounted future cash flow projections. Goodwill and intangible assets deemed to have indefinite lives are not amortized. Customer relationships are amortized on a straight-line basis over the expected average life of the acquired accounts, which is typically five to ten years based upon a number of factors, including longevity of customers, contracts acquired and historical retention rates. The non-compete agreements are amortized on a straight-line basis over the term of the agreements, typically not exceeding five years. Formulas are amortized on a straight-line basis over twenty years. Trademarks and trade names are considered to be indefinite lived intangible assets unless specific evidence exits that a shorter life is more appropriate.

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

As part of this impairment testing, management also assesses the useful lives assigned to its separately identifiable finite lived intangible assets. Management utilized a discounted cash flow technique to estimate the initial fair value of separately identifiable intangible assets. Expected cash flows were based on historical customer growth, including attrition, continued long-term growth of the business, and the business use of the related assets. Management therefore periodically reviews the performance of acquired customers in relation to the assumptions used to estimate the original value for these assets. Discount rates used for the initial analysis reflect a weighted average cost of capital based on industry and capital structure adjusted for equity risk and size risk premiums. During the years ended December 31, 2012, 2011, and 2010, intangible asset impairment losses of $0.5 million, $0.0 million and $0.0 million respectively, were recognized.

A hypothetical 10% decrease in the fair value of our reporting units as of December 31, 2012 would have no impact on the carrying value of our goodwill.

Long-lived Assets

We recognize losses related to the impairment of long-lived assets when the carrying amount is not recoverable and exceeds its fair value. When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, our management evaluates recoverability by comparing the carrying value of the assets to projected future cash flows, in addition to other qualitative and quantitative analyses. We also continue to accumulate and analyze data regarding the operating performance of certain assets and their useful lives which have the potential to impact the amount of depreciation expense recorded in our statement of operations. This analysis, during 2011, indicated that certain assets will continue to be used in the business for different periods than originally anticipated. As a result, the Company revised the estimated useful lives of certain property and equipment effective on January 1, 2011. Had this change taken place January 1, 2010, depreciation expense would have decreased by $0.8 million for the year ended December 31, 2010. See Note 2, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for further discussion.

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

The Company’s sales policies provide for limited rights of return on specific products for limited time periods. Product returns have been historically insignificant. The Company records estimated reductions to revenue for customer programs and incentive offerings, including pricing arrangements, promotions and other volume-based incentives at the time the sale is recorded. The Company also records estimated reserves for anticipated uncollectible accounts and for product returns and credits at the time of sale.

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

We include interest and penalties accrued in the Consolidated Financial Statements as a component of interest expenses. No significant amounts were required to be recorded as of December 31, 2012, 2011 and 2010. As of December 31, 2012, tax years of 2007 through 2011 remain open to inspection by the Internal Revenue Service.

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

A one percent decrease in the discount rate assumption of 3.74% would result in an increase in the projected benefit obligation at December 31, 2012 of approximately $0.5 million. Based on the actuarial report as of December 31, 2012, we expect to make a minimum regulatory funding contribution of $22,000 during 2012.

Recently Adopted Accounting Pronouncements

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

Newly Issued Accounting Pronouncements

Comprehensive Income: In February 2013, the FASB issued ASU 2013-02 which requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income component (“AOCI”). In addition, companies are required to present, either on the face of the statement where net income is presented or in the accompanying notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, companies are required to cross-reference to other disclosures that provide additional detail on those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The Company is evaluating this accounting standard update and does not expect it to have a significant impact on its financial statement disclosure.

RESULTS OF OPERATIONS

The following table provides our results of operations for each of the years ended December 31, 2012, 2011, and 2010, including key financial information relating to our business and operations. This financial information should be read in conjunction with our audited Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8.

	Year ended December 31,
	2012	2011	2010
	(In thousands except share and per share data)
Revenue
Products	$202,968	$131,109	$37,690
Services	26,186	26,107	17,737
Franchise and other	1,367	3,401	8,225
Total revenue	230,521	160,617	63,652

Costs and expenses
Cost of sales (exclusive of route expenses and related depreciation and amortization)	101,914	67,942	23,597
Route expenses	42,524	33,254	13,931
Selling, general, and administrative	123,439	79,557	31,258
Acquisition and merger expenses	582	6,107	5,122
Depreciation and amortization	20,991	12,690	4,857
Gain from bargain purchase	-	(4,359)	-
Total costs and expenses	289,450	195,191	78,765
Loss from continuing operations	(58,929)	(34,574)	(15,113)

Other expense, net	(3,093)	(6,765)	(757)
Net loss from continuing operations before income taxes	(62,022)	(41,339)	(15,870)

Income tax (expense) benefit	(18,753)	16,616	(1,700)

Net loss from continuing operations	(80,775)	(24,723)	(17,570)

Discontinued Operations, net of tax
Net loss from operations through disposal	(6,245)	(623)	-
Gain on disposal	13,844	-	-
Net income (loss) from discontinued operations	7,599	(623)	-

Net loss	$(73,176)	$(25,346)	$(17,570)

Impact of Acquisitions

During the year ended December 31, 2011, we acquired nine franchisees and 54 independent businesses, including four in our Waste segment. During the year ended December 31, 2012, we acquired four independent businesses and the non-controlling interest in one of our subsidiaries and sold the four businesses comprising the Waste segment. The term "Acquisitions" refers to the nine franchisees and 54 independent businesses acquired during the year ended December 31, 2011 and the four independent businesses and the remaining non-controlling interest of one of our subsidiaries acquired during the year ended December 31, 2012, including the subsequent growth in existing customer revenue existing at the time of acquisition as well as revenue from new customer relationships created by the acquired business. See Note 3, “Discontinued Operations and Sale of Waste Segment” in the Notes to Consolidated Financial Statements for further information.

Comparison of the years ended December 31, 2012 to December 31, 2011

Revenue

Total revenue and the revenue derived from each revenue type for the years ended December 31, 2012 and 2011 are as follows:

	2012	%	2011	%
	(In thousands)
Company-owned operations:
Chemical products	$158,626	68.8%	$102,162	63.6%
Hygiene products and services	45,200	19.6	42,196	26.3
Rental and other	25,328	11.0	12,858	8.0
Total Company-owned operations	229,154	99.4	157,216	97.9
Franchise products and fees:	1,367	0.6	3,401	2.1
Total revenue	$230,521	100.0%	$160,617	100.0%

Consolidated revenue increased $69.9 million to $230.5 million for the year ended December 31, 2012 as compared to 2011. The components of the revenue growth were a $71.9 million increase in revenue from Company-owned operations offset by a $2.0 million reduction in revenue from franchisees products and fees. These amounts represented revenue changes of 43.5% for total revenue, 45.8% for Company-owned operations, and (59.8)% for franchise revenue.

Within Company-owned operations, the $71.9 million in revenue growth from 2011 to 2012 was comprised of growth in chemical products of $56.5 million, Hygiene products of $2.9 million, Hygiene services of $0.1 million, and rental and other of $12.5 million. The amounts represent increases of 55.3%, 18.3%, 0.3%, and 97.0%, respectively. Throughout these product lines, increases in revenue were primarily attributable to acquisitions.

Excluding the impact of Acquisitions made during 2012 and 2011, including the potential growth in existing customers at the time of acquisition as well as new customer relationships created by the acquired business in 2012 and 2011, revenue from Company-owned operations increased by 10.9% and total revenue increased 4.3%. The lower percentage increase in total revenue is attributable to the decline on franchise products and fees which is attributable to the purchase of Swisher franchisees.

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

Cost of Sales

Cost of sales for the year ended December 31, 2012 and 2011 are as follows:

	2012	%(1)	2011	%(1)
Cost of Sales	(In thousands)

Company-owned operations	$101,585	44.3%	$65,692	41.8%
Franchise products and fees	329	24.1	2,250	66.2
Total cost of sales	$101,914	44.2%	$67,942	42.3%
_____________________
(1)	Represents cost as a percentage of the respective product and service line revenue.

Consolidated cost of sales increased $34.0 million, or 50.0%, to $101.9 million for the year ended December 31, 2012 compared with 2011. As a percentage of sales, consolidated cost of sales increased from 42.3% to 44.2%.  The dollar increase primarily reflects the inclusion of the Company’s Acquisitions, while the change in the cost of sales as a percent of revenue is attributable to the revenue mix change including increased direct and wholesale chemical sales.

The $35.9 million growth of Company-owned operations cost of sales from $65.7 million to $101.6 million and, as a percentage of revenue, from 41.8% to 44.3%, was primarily driven by a $56.5 million growth in chemical product sales during 2012. Chemical products, and in particular chemical products sold at wholesale, have a higher cost of sales as a percentage of revenue than many of the other components of Hygiene products and services revenue. Our increase in chemical wholesale sales and cost of sales is driven by our entry into the chemical manufacturing business primarily from our acquisition of Daley in the third quarter of 2011.

Excluding the impact of Acquisitions made during 2011 and 2012 the Company-owned operations cost of sales increased from 39.8% of revenue to 41.3% of revenue. This increase is primarily attributable to the change in our revenue mix to chemical product revenue.

Route Expenses

Route expenses consist primarily of the costs incurred by the Company for the delivery of products and providing services to customers. The details of route expenses for the year ended December 31, 2012 and 2011 are as follows:

	2012	%(1)	2011	%(1)
Route Expenses	(In thousands)

Company-owned operations:
Compensation	$30,524	13.4%	$24,731	15.8%
Vehicle and other expenses	12,000	5.2	8,523	5.4
Total Company-owned operations
Total route expenses	$42,524	18.6%	$33,254	21.2%
_____________________
(1)	Represents cost as a percentage of total revenue from Company-owned operations.

Consolidated route expenses increased $9.3 million or 27.9% to $42.5 million and 18.6% of related product and service revenue for the year ended December 31, 2012, as compared to 2011. The percentage expense to revenue decreased from 21.2% in 2011 to 18.6% in 2012 resulting from the integration of acquisitions, our route consolidation efforts and the increase in wholesale chemical revenue, which does not have associated route costs. The increase in consolidated route expense primarily includes $7.7 million related to Acquisitions and $1.6 million due to organic growth.

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

●
Corporate office expenses that are related to general support services, which include executive management compensation and related costs, as well as departmental costs for information technology, human resources, accounting, purchasing and other support functions,

●	Investigation and professional fees related to the Audit Committee review, restatement process, and other non-recurring fees related to completing our 2011 and 2012 audits.

The details of selling, general and administrative expenses for the years ended December 31, 2012 and 2011 are as follows:

	2012	%(1)	2011	%(1)
Selling, General & Administrative Expenses	(In thousands)

Compensation	$62,646	27.1%	$52,615	32.7%
Occupancy	10,068	4.4	6,618	4.1
Other	50,725	22.0	20,324	12.7

Total selling, general & administrative expenses	$123,439	53.5%	$79,557	49.5%
_____________________
(1)	Represents cost as a percentage of total revenue.

Consolidated selling, general, and administrative expenses increased $43.9 million or 55.2% to $123.4 million for the year ended December 31, 2012 as compared to 2011. This increase includes $24.7 million related to Acquisitions and $25.6 million related primarily to professional fees partially offset by a $5.1 million decrease in compensation.

Compensation increased $10.0 million or 19.1% to $62.6 million for the year ended December 31, 2012 as compared to 2011 and includes an increase of $15.2 million related to Acquisitions. Excluding the impact of these Acquisitions, compensation decreased $5.1 million to $32.1 million for the year ended December 31, 2012 as compared to the same period of 2011.

Occupancy expenses from operations for the year ended December 31, 2012 increased $3.5 million or 52.1% to $10.1 million as compared to 2011 and includes $3.3 million related to Acquisitions.

Other expenses increased $30.4 million or 150.0% to $50.7 million as compared to 2011 and includes an increase of $6.3 million for Acquisitions. Excluding the impact of these Acquisitions, other expenses increased by $24.1 million or 139.3% to $40.8 million for the year ended December 31, 2012 as compared to 2011. Excluding the impact of Acquisitions and $21.8 million of investigation and review-related professional fees, other expenses increased by $2.3 million, related primarily to the expansion of our business.

Merger and Acquisition Expenses

Acquisition and merger expenses decreased $5.5 million or 90.5% to $0.6 million for the year ended December 31, 2012 as compared to 2011. Acquisition and merger expenses in 2012 are primarily due to costs directly-related to the acquisition of four independent businesses and the non-controlling interest in one of our subsidiaries. Acquisition and merger expenses for the year ended December 31, 2011 are primarily related costs directly-related to the acquisition of our nine franchisees and fifty-four independent companies. These costs include costs for third party due diligence, legal, accounting and professional service expenses.

Depreciation and Amortization

Depreciation and amortization for the year ended December 31, 2012 increased $8.3 million or 60.5% to $21.0 million as compared to 2011 primarily to depreciation and amortization expense on assets obtained from Acquisitions and depreciation on capital expenditures.

Gain on Bargain Purchase

During 2011, income of $4.4 million was related to the acquisition of J.F. Daley International LTD, a chemical manufacturer. Due to liquidity issues and the timing of debt maturities in 2011 being experienced by the sellers of Daley, the Company was able to acquire the business for consideration less than the fair value of the identifiable assets acquired and the liabilities assumed.

Other Expense, Net

Other expense, net for the years ended December 31, 2012 and 2011 is as follows:

	2012	2011
Other Expense, Net	(In thousands)

Interest expense	$(3,406)	$(2,490)
Realized and unrealized loss on fair value of convertible notes	66	(4,658)
Earn-out	170	-
Foreign currency	(15)	55
Loss from impairment	(507)	(116)
Other	524	259
Interest income	75	185

Total other expense, net	$(3,093)	$(6,765)

Interest expense represents interest on borrowings under our credit facilities, equipment financing loans, notes incurred in connection with acquisitions including convertible promissory notes, advances from shareholders, and the purchase of equipment and software. Major components of interest expense for the year ended December 31, 2012 are interest on borrowings of $2.0 million related to our equipment financing loans, and $0.6 million of additional notes payables from acquisitions including convertible promissory notes, and capital leases entered into in connection with acquisitions.

For the year ended December 31, 2011, the net loss on debt related fair value measurements is due to the adjustment for the fair value of certain convertible promissory notes. The fair value of these convertible promissory notes is impacted by the market price of our stock. See Note 8, “Long-term Debt and Obligations” in the Notes to Consolidated Financial Statements.

Net Income (Loss) from Discontinued Operations

Net Income from discontinued operations for the year ended December 31, 2012 increased $8.2 million to $7.6 million as compared to $0.6 million loss during 2011.

Comparison of the years ended December 31, 2011 to December 31, 2010

Revenue

Total revenue and the revenue derived from each revenue type for the year ended December 31, 2011 and 2010 are as follows:

	2011	%	2010	%
Revenue	(In thousands)
Company-owned operations:
Chemical products	$102,162	63.6%	$19,063	29.9%
Hygiene products and services	42,196	26.3	30,075	47.3
Rental and other	12,858	8.0	6,289	9.9
Total Company-owned operations	157,216	97.9	55,427	87.1
Franchise products and fees	3,401	2.1	8,225	12.9

Total revenue	$160,617	100.0%	$63,652	100.0%

Total revenue increased $97.0 million or 152.3% for the year ended December 31, 2011 as compared to 2010. The components of the revenue growth were a $101.8 million or 183.7% increase in Company-owned operations offset by a $4.8 million or 58.7% reduction in revenue from franchise products and fees.

Within Company-owned operations, the $101.8 million in revenue growth from 2010 to 2011 was comprised of growth in chemical products of $83.1 million, Hygiene products and services of $12.1 million and rental and other of $6.6 million.  The amounts represent increases of 435.9%, 40.3%, and 104.5%, respectively.  Throughout these product lines, increases in revenue were primarily attributable to acquisitions made by the Company in late 2010 and 2011.

Excluding the impact of Acquisitions made during 2010 and 2011, including the potential growth in existing customers at the time of acquisition as well as new customer relationships created by the acquired business in 2010 and 2011, revenue from Company-owned operations increased by 28.2% and total revenue increased 16.5%. The lower percentage increase in total revenue is attributable to the decline on franchise products and fees which is attributable to the purchase of Swisher franchisees.

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

Cost of Sales

Cost of sales for the year ended December 31, 2011 and 2010 is as follows:

	2011	% (1)	2010	% (1)
Cost of Sales	(In thousands)
Company-owned operations	$65,692	41.8%	$18,543	33.5%
Franchise products and fees	2,250	66.2	5,054	61.5

Total cost of sales	$67,942	42.3%	$23,597	37.1%
_____________________
(1)	Represents cost as a percentage of the respective product line revenue.

Consolidated cost of sales increased $44.4 million, or 187.9%, for the year ended December 31, 2011, compared to 2010. As a percentage of sales, consolidated cost of sales increased from 37.1% to 42.3%.  The dollar increase primarily reflects the Company’s acquisitions, and the change in the cost of sales as a percent of revenue is attributable to a revenue mix change, including increased direct and wholesale chemical sales.

The $47.2 million growth of Company-owned operations cost of sales and, as a percentage of revenue from 33.5% to 41.8%, were primarily driven by an $83.1 million growth in chemical product sales during 2011. Chemical products, and in particular chemical products sold at wholesale, have a higher cost of sales as a percentage of revenue than many of the other components of Hygiene products and services revenue. Our increase in chemical wholesale sales and cost of sales is related to our entry into the chemical manufacturing business primarily from our acquisition of Daley in the third quarter of 2011.

Route Expenses

Route expenses consist of the costs incurred by the Company for the delivery of products and providing services to customers. The details of route expenses for the year ended December 31, 2011 and 2010 are as follows:

	2011	% (1)	2010	% (1)
Route Expenses	(In thousands)
Compensation	$24,731	15.8%	$9,930	17.9%
Vehicle and other expenses	8,523	5.4	4,001	7.2

Total route expenses	$33,254	21.2%	$13,931	25.1%
_____________________
(1)	Represents cost as a percentage of total revenue from Company-owned operations.

Consolidated route expenses increased $19.3 million or 138.7% while the percentage expense to revenue decreased from 25.1% in 2010 to 21.2% in 2011 resulting from the integration of acquisitions. The overall dollar increase in consolidated route expense primarily includes:

●	$14.6 million related to Acquisitions

●
$4.7 million or 34.1% related to organic growth; 39.3% of related revenue in 2011 as compared to 25.1% in 2010. The increase of $4.7 million is primarily due to a higher revenue base resulting in higher compensation, vehicle and other route expenses. These increases are primarily the result of headcount and vehicles added as part of a distribution agreement entered into in December 2010.

Selling, General, and Administrative Expenses

The details of selling, general and administrative expenses for the year ended December 31, 2011 and 2010 are as follows:

	2011	% (1)	2010	% (1)
Selling, General & Administrative Expenses	(In thousands)
Compensation	$52,615	32.7%	$21,422	33.7%
Occupancy	6,618	4.1	3,488	5.5
Other	20,324	12.7	6,348	10.0

Total selling, general & administrative expenses	$79,557	49.5%	$31,258	49.2%
_____________________
(1)	Represents cost as a percentage of total revenue.

Total selling, general, and administrative expenses for the year ended December 31, 2011 increased $48.3 million or 154.5% as compared to 2010. This increase includes $28.5 million related to Acquisitions and $19.8 million related to organic growth including $10.2 million related to compensation.

Compensation for the year ended December 31, 2011 increased $31.2 million or 145.6% to as compared to the same period of 2010. This increase includes an increase of $19.4 million related to Acquisitions. Excluding the impact of Acquisitions, compensation expense for the year ended December 31, 2011 increased $11.8 million or 48.4% to $33.2 million. This increase was primarily the result of an increase in costs and expenses related to our expansion of the corporate, field and distribution sales organizations to accelerate the growth in the core chemical program, and in increase in salaries and other costs largely associated with our transition from a private company to a public company.

Occupancy expenses for the year ended December 31, 2011 increased $3.1 million or 89.7% to $6.6 million as compared to 2010. This increase includes $2.8 million related to Acquisitions.

Other expenses for year ended December 31, 2011 increased $14.0 million or 220.2% as compared to 2010 and includes an increase of $6.4 million for Acquisitions. Excluding the impact of acquisitions, other expenses increased $7.6 million or 119.7%. This increase was primarily due to the expansion of our business, professional fees associated with being a newly public company, professional fees for uncompleted acquisitions, and the write-off of a note from a master licensee.

Acquisition and Merger Expenses

Acquisition and merger expenses increased $1.0 million or 19.2% to $6.1 million for the year ended December 31, 2011 as compared to 2010. Acquisition and merger expenses in 2011 are primarily due to costs directly related to the acquisitions of our nine franchises and fifty-four independent companies during the year ended December 31, 2011. Acquisition and merger expenses for the year ended December 31, 2010 are primarily related to the Merger. In connection with the Merger, we incurred certain directly-related legal, accounting and professional service fees.

Depreciation and Amortization

Depreciation and amortization consists of depreciation of property and equipment and the amortization of intangible assets. Depreciation and amortization for the year ended December 31, 2011 increased $7.8 million or 161.2% to $12.7 million as compared to $4.9 million in 2010. This increase is primarily attributable to Acquisitions due to amortization for acquired intangible assets including customer relationships and non-compete agreements obtained as part of these acquisitions.

Gain on Bargain Purchase

During 2011, income of $4.4 million was related to the acquisition of J.F. Daley International LTD, a chemical manufacturer. Due to liquidity issues and the timing of debt maturities in 2011 being experienced by the sellers of Daley, the Company was able to acquire the business for consideration less than the fair value of the identifiable assets acquired and the liabilities assumed.

Other Expense, net

Other expense, net for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
Other Expense, Net	(In thousands)

Interest expense	$(2,490)	$(1,400)
Unrealized loss on convertible debt measurements	(4,658)	(277)
Foreign currency gain	55	820
Impairment losses	(116)	-
Other	259	-
Interest income	185	100

Total other expense, net	$(6,765)	$(757)

Interest income primarily relates to a note receivable from our master licensee in the U.K. and interest earned on cash and cash equivalents balances.

Interest expense represents interest on borrowings under our credit facilities, notes incurred in connection with acquisitions, advances from shareholders and the purchase of equipment and software. Interest expenses for 2011 increased $1.1 million or 77.9% to $2.5 million as compared to 2010.  Major components of interest expense for the year ended December 31, 2011 are interest on additional borrowings of $15.0 million related to our equipment financing loans, and $29.8 million of additional notes payables from acquisitions including convertible promissory notes, and capital leases entered into in connection with acquisitions.

Gain on foreign currency represents the foreign currency translation adjustments.

For the year ended December 31. 2011, the net loss on debt related fair value measurements is due to the adjustment for the fair value of certain convertible promissory notes. The fair value of these convertible promissory notes is impacted by the market price of our stock. See Note 8, “Long-term Debt and Obligations” in the Notes to Consolidated Financial Statements.

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

Equipment Financing

In August 2011, we entered into an agreement, which provides financing up to $16.4 million for new and used trucks, carts, compactors, and containers for our Waste segment. The financing would consist of one or more fixed rate loans that have a term of five years. The interest rate for borrowings under this facility were to be determined at the time of each such borrowing based on a spread over the five year U.S. swap rate. The commitment letter expired in February 2012 with a renewal option of six months, if approved. During 2011, we made borrowings of $8.9 million at an average interest rate of 3.55%, which was paid in full during 2012.

Separately in August 2011, we entered into an agreement to finance new and replacement vehicles for our fleet that allows for one or more fixed rate loans totaling in the aggregate, no more than $18.6 million. The commitment, which expired in June 2012, was secured by the Waste segment’s vehicles and containers. The interest rate for borrowings under this facility were to be determined at the time of the loan and based on a spread above the U.S. swap rate for the applicable term, either four or five years. Borrowings under this loan commitment subject to the same financial convents as the above $100 million credit facility. During 2012, the Company made borrowings of $6.1 million at an average interest rate of 4.47%, which was paid in full during 2012.

In addition, in August 2011, we obtained an additional line of credit of $25.0 million for new and replacement vehicles for our fleet and obtained a commitment letter to finance information technology and related equipment not to exceed $2.5 million. The interest rate and term for each fixed rate loan will be determined at the time of each such borrowing based on a spread over the U.S. swap rate for the applicable term. The commitment expires in August 2014. During 2012, there were no borrowings under these agreements, which was paid in full during 2012.

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

Acquisitions

During the years ended December 31, 2012, 2011 and 2010, we paid cash of $4.3 million, $121.8 million, and $4.9 million, respectively, for acquisitions. While the terms, prices, and conditions of each of these acquisitions were negotiated individually, consideration to the sellers typically consists of a combination of cash, common stock and the issuance of convertible promissory notes which may be converted into shares of Swisher Hygiene common stock subject to certain restrictions.

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

In 2009, Mr. Berrard advanced the Company $0.8 million pursuant to an unsecured promissory note. The advance was repaid in March 2010.

Cash Flows

The following table summarizes cash flows from continuing operations for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
	(In thousands)
Cash used in operating activities of continuing operations	$(39,244)	$(27,151)	$(11,520)
Cash provided by (used in) investing activities of continuing operations	86,382	(131,391)	(14,799)
Cash (used in) provided by financing activities of continuing operations	(49,417)	204,296	63,980
Net (decrease) increase in cash from continuing operations	(2,279)	45,754	37,661
Net cash used in discontinued operations	(6,810)	(14,178)	-
Net (decrease) increase in cash and cash equivalents	$(9,089)	$31,576	$37,661

Operating Activities of Continuing Operations

Net cash used in operating activities increased $12.1 million or 44.6% to $39.2 million for the year ended December 31, 2012 compared with 2011. The net cash used is primarily due to a $56.1 million increase in our net loss, change in fair value on convertible notes increase of $4.9 million, change in stock based compensation of $1.1 million; partially offset by a decrease in bargain purchase gain of $4.4 million, a $38.4 million change in deferred income tax assets and liabilities, a $3.6 million change in working capital, an increase in depreciation of $8.3 million and a provision for doubtful accounts increase of $0.6 million.

Net cash used in operating activities increased $15.6 million or 135.7% for the year ended December 31, 2011 compared with 2010. The increase includes $7.8million higher loss, net of non-cash items, which as described above includes $6.1 million of merger expenses. This higher year to year loss was partly offset by increased depreciation and amortization of $7.8 million, and improved changes in working capital of $3.8 million.

Investing Activities of Continuing Operations

Net cash used in investing activities decreased $217.8 million to $86.4 million or 165.8% for the year ended December 31, 2012, compared with net cash used in investing activities of $131.4 million for 2011. This decrease primarily consists of additional capital expenditures of $3.9 million, change in restricted cash of $10.6 million, offset by a $117.5 million decrease in cash paid for acquisitions and a $111.8 million increase in cash received in Sale of Choice.

Net cash used in investing activities increased $116.6 million or 787.8% for the year ended December 31, 2011, compared to the same period of 2010. This increase is the result of an increase of $116.9 million for additional acquisitions, increased capital expenditures of $10.0 million, offset by $10.0 million of restricted cash in support of a convertible promissory note issued in connection with an acquisition in 2011.

Financing Activities of Continuing Operations

Net cash used by financing activities increased $253.7 million to $49.4 million or 124.2% for the year ended December 31, 2012, compared with net cash provided by financing activities of $204.3 million during 2011. This increase is primarily due to a decrease of proceeds received from private placements of $191.2 million, decrease in net proceeds received from line of credit and equipment financing loans of $43.3 million, an increase of principal payments on debt and capital leases of $19.3 million, an increase of $2.0 million of payment of shareholder advance, decrease in proceeds from exercise of stock options of $3.4 million; partially offset by an increase of proceeds from debt issuance of $2.7 million and a decrease of payments on lines of credit of $2.7 million.

Net cash provided by financing activities increased $140.3 million to $204.3 million or 219.3% for the year ended December 31, 2011, compared with net cash provided by financing activities during 2010. This increase is primarily due to proceeds received from private placements of $191.2 million, net proceeds received from line of credit and equipment financing loans of $15.8 million. These increases in sources of cash for financing activities are offset by $62.0 million in cash received in 2010 associated with a merger and a $2.4 million increase in principal payments on debt and $2.0 million of advances from shareholders in 2010.

Cash Requirements

Our cash requirements for the next twelve months consist primarily of: (i) capital expenditures associated with dispensing equipment, dish machines and other items in service at customer locations, laundry facility equipment, equipment, vehicles, containers, and software; (ii) working capital; and (iii) payment of principal and interest on borrowings under our credit facility, equipment financing borrowings, debt and convertible promissory notes issued or assumed in connection with acquisitions, and other notes payable for equipment and software.

As a result of the activities discussed above our cash and cash equivalents decreased by $3.7 million and were $66.8 million at December 31, 2012 compared to $70.5 million at December 31, 2011. We expect that our cash on hand and the cash flow provided by operating activities will be sufficient to fund working capital, general corporate needs and planned capital expenditure for the next twelve months. However, there is no assurance that these sources of liquidity will be sufficient to fund our internal growth initiatives or the investments and acquisition activities that we may wish to pursue. If we pursue significant internal growth initiatives or if we wish to acquire additional businesses in transactions that include cash payments as part of the purchase price, we may pursue additional debt or equity sources to finance such transactions and activities, depending on market conditions.

Contractual Obligations

Long term contractual obligations at December 31, 2012 are as follows:

	Total	Less Than 1 Year	1-2 Years	3-4 Years	5 or More Years
	(In thousands)
Long-term debt and obligations	$14,429	$9,145	$3,931	$890	$463
Operating leases (1)	18,744	4,904	4,400	3,664	5,776
Employment contracts	2,752	2,534	218	-	-
Interest payments (2)	855	548	230	65	12
Total long-term contractual
cash obligations	$36,780	$17,131	$8,779	$4,619	$6,251
_____________________
(1)	Operating leases consist primarily of facility and vehicle leases.

(2)
Interest payments include interest on both fixed and variable rate debt. Rates have been assumed to increase 75 basis points in fiscal 2013, increase 100 basis points in fiscal 2014, increase 100 basis points in both fiscal 2015, 2016, and 2017 and increase additional 100 basis points in each year thereafter.

Inflation and Changing Prices

Changes in wages, benefits and energy costs have the potential to materially impact our financial results. We believe that we are able to increase prices to counteract the majority of the inflationary effects of increasing costs and to generate sufficient cash flows to maintain our production capability. During the years ended December 31, 2012 and 2011, we do not believe that inflation has had a material impact on our financial position, results of operations, or cash flows. However, we cannot predict what effect inflation may have on our operations in the future.

Off-Balance Sheet Arrangements

Other than operating leases, there are no significant off-balance sheet financing arrangements or relationships with unconsolidated entities or financial partnerships, which are often referred to as “special purpose entities.” Therefore, there is no exposure to any financing, liquidity, market or credit risk that could arise, had we engaged in such relationships.

In connection with a distribution agreement entered into in December 2010, we provided a guarantee that the distributor’s operating cash flows associated with the agreement would not fall below certain agreed-to minimums, subject to certain pre-defined conditions, over the ten year term of the distribution agreement. If the distributor’s annual operating cash flow does fall below the agreed-to annual minimums, we will reimburse the distributor for any such short fall up to $1.5 million. No value was assigned to the fair value of the guarantee at December 31, 2012 and 2011 based on a probability assessment of the projected cash flows. Management currently does not believe that it is probable that any amounts will be paid under this agreement and thus there is no amount accrued for the guarantee in the Consolidated Financial Statements.

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

Adjusted EBITDA

In addition to net income determined in accordance with GAAP, we use certain non-GAAP measures, such as “Adjusted EBITDA,” in assessing our operating performance. We believe the non-GAAP measure serves as an appropriate measure to be used in evaluating the performance of our business. We define Adjusted EBITDA as net loss excluding the impact of income taxes, depreciation and amortization expense, net interest expense, foreign currency gain and other income, net loss on debt related fair value measurements, stock based compensation, severance, third party costs directly related to merger and acquisitions, including a debt prepayment penalty, and a gain from bargain purchase related to mergers and acquisitions, and investigation and review-related expenses. We present Adjusted EBITDA because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of our results. Management uses this non-GAAP financial measure frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods and gives a better indication of our core operating performance. We include this non-GAAP financial measure in our earnings announcement and guidance in order to provide transparency to our investors and enable investors to better compare our operating performance with the operating performance of our competitors. Adjusted EBITDA should not be considered in isolation from, and is not intended to represent an alternative measure of, operating results or of cash flows from operating activities, as determined in accordance with GAAP. Additionally, our definition of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

Under SEC rules, we are required to provide a reconciliation of non-GAAP measures to the most directly comparable GAAP measures. Accordingly, the following is a reconciliation of Adjusted EBITDA to our net losses for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
	(In thousands)
Net loss from continuing operations	$(80,775)	$(24,723)	$(17,570)
Income tax expense (benefit)	18,753	(16,616)	1,700
Depreciation and amortization expense	20,991	12,690	4,857
Interest expense, net	3,331	2,305	1,300
Foreign currency loss (gain)	15	(55)	(820)
Realized and unrealized (gain) loss on fair value of convertible debt	(236)	4,658	277
Stock based compensation	3,521	4,648	398
Severance	1,818	476	122
Investigation and review-related expenses	18,921	-	-
Gain from bargain purchase	-	(4,359)	-
Loss from impairment long-lived assets	507	116	-
Acquisition and merger expenses	582	6,107	5,122
Adjusted EBITDA for continuing operations	$(12,572)	$(14,753)	$(4,614)

Adjusted EBITDA – Quarters

	2012
	Q1	Q2	Q3	Q4	Year to Date
Net loss from continuing operations	$(13,260)	$(18,029)	$(14,292)	$(35,194)	$(80,775)
Income tax expense (benefit)	80	8	22	18,643	18,753
Depreciation and amortization expense	4,976	5,188	5,656	5,171	20,991
Interest expense, net	581	531	433	1,786	3,331
Foreign currency loss (gain)	(3)	43	(38)	13	15
Realized and unrealized gain on fair value of
convertible debt	(29)	(170)	-	(37)	(236)
Stock based compensation	949	1,113	945	514	3,521
Severance	425	805	209	379	1,818
Investigation and review-related expenses	1,874	9,511	4,999	2,537	18,921
Loss from impairment of long-lived assets	-	-	-	507	507
Acquisition and merger expenses	120	42	59	361	582
Adjusted EBITDA for continuing operations	$(4,287)	$(958)	$(2,007)	$(5,320)	$(12,572)

	2011
	Q1	Q2	Q3	Q4	Year to Date
Net loss from continuing operations	$(5,373)	$(8,366)	$(1,944)	$(9,039)	$(24,723)
Income tax expense (benefit)	(5,730)	(4,403)	(782)	(5,701)	(16,616)
Depreciation and amortization expense	2,122	2,482	3,860	4,226	12,690
Interest expense, net	334	253	946	772	2,305
Foreign currency loss (gain)	35	(128)	105	(67)	(55)
Realized and unrealized (gain) loss on fair value of
convertible debt	1,961	3,625	(819)	(109)	4,658
Stock based compensation	802	1,044	1,187	1,615	4,648
Severance	97	75	122	182	476
Gain from bargain purchase	-	-	(4,359)	-	(4,359)
Loss from impairment of long-lived assets	-	-	-	116	116
Acquisition and merger expenses	1,264	2,734	643	1,466	6,107
Adjusted EBITDA for continuing operations	$(4,488)	$(2,684)	$(1,041)	$(6,539)	$(14,753)

FORWARD-LOOKING STATEMENTS

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this 2012 Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this 2012 Form 10-K or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include the following:

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

●	The financial condition and operating ability of third parties may adversely affect our business;
●	The availability of raw materials and the volatility of their costs may adversely affect our operations;
●	Increases in fuel and energy costs and fuel shortages could adversely affect our results of operations and financial condition;
●	Our products contain hazardous materials and chemicals, which could result in claims against us;
●
We are subject to environmental, health and safety regulations, and may be adversely affected by new and changing laws and regulations, that generate ongoing environmental costs and could subject us to liability;

●	If our products are improperly manufactured, packaged, or labeled or become adulterated or expire, those items may need to be recalled or withdrawn from sale;
●	Changes in the types or variety of our service offerings could affect our financial performance;
●	We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business;
●	If we are unable to protect our information and telecommunication systems against disruptions or failures, our operations could be disrupted;
●	Insurance policies may not cover all operating risks and a casualty loss beyond the limits of our coverage could adversely impact our business;
●	Our current size and growth strategy could cause our revenue and operating results to fluctuate more than some of our larger, more established competitors or other public companies;
●	Certain stockholders may exert significant influence over any corporate action requiring stockholder approval;

●	Future issuances of our common stock in connection with acquisitions or pursuant to our stock incentive plan could have a dilutive effect;
●	Future sales of Swisher Hygiene shares by our stockholders could affect the market price of our shares; and
●	Provisions of Delaware law and our organizational documents may delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risks, including changes in interest rates and fuel prices. We do not use financial instruments for speculative trading purposes and we do not hold derivative financial instruments that could expose us to significant market and commodity risk. We do not currently have any contract with vendors where we have exposure to the underlying commodity prices. In such event, we would consider implementing price increases and pursue cost reduction initiatives; however, we may not be able to pass on these increases in whole or in part to our customers or realize costs savings needed to offset these increases. This discussion does not consider the effects that may have an adverse change on the overall economy, and it also does not consider actions we may take to mitigate our exposure to these changes. We cannot guarantee that the action we take to mitigate these exposures will be successful.

Fuel costs represent a significant operating expense. To date, we have not entered into any contracts or employed any strategies to mitigate our exposure to fuel costs. Historically, we have made limited use of fuel surcharges or delivery fees to help offset rises in fuel costs. Such potential charges have not been in the past, and we believe will not be going forward, applicable to all customers. Consequently, an increase in fuel costs normally results in a decrease in our operating margin percentage. At our current consumption level, a $0.50 change in the price of fuel changes our fuel costs by approximately $0.7 million on an annual basis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Swisher Hygiene's Consolidated Financial Statements and the Notes thereto, together with the reports of BDO USA, LLP regarding the Company's financial statements and internal control over financial reporting, each dated May 1, 2013, are filed as part of this report, beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES .

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

On February 19, 20, and 21, 2013, respectively, the Company filed amended quarterly reports on Form 10-Q/A for the quarterly periods ended March 31, 2011, June 30, 2011, and September 30, 2011, including restated financial statements for the Affected Periods.  On February 26, 2013, the Company filed its Annual Report on Form 10-K for the year ended December 31, 2011.  On March 11, 15, and 18, 2013 respectively, the Company filed quarterly reports on Form 10-Q for the periods ended March 31, 2012, June 30, 2012, and September 30, 2012.  In connection with completing these filings, the Company evaluated, identified, and disclosed deficiencies in its internal control over financial reporting that contributed to the restatements and the delayed filings.

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2012, the Company, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), initiated a further evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as required under Section 404 of the Sarbanes−Oxley Act of 2002. Management did not complete its evaluation as a result of the substantial internal and external resources necessary to complete the restatement process and regain compliance with our financial reporting obligations. Based on the deficiencies identified during this evaluation, which are described below, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012. Had management completed its evaluation, additional deficiencies in our internal control over financial reporting as of December 31, 2012 might have been identified. BDO USA, LLP, our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting, which is included in this 2012 Form 10-K at page F-3. The deficiencies identified are:

●	The effectiveness of our entity-level control environment, including maintaining effective communication within the financial reporting department.

●
The effectiveness of our financial statement review process, including application of formal written policies and procedures governing our financial statement close process, and control at the field entity-level in the preparation, documentation, review, and approval of journal entries, and in the preparation, review, and approval of account reconciliations.

●	The effectiveness of our accounting department resulting from the insufficient number of qualified accounting personnel.

●
The effectiveness of transactional level controls designed to ensure the proper recording and elimination of inter-company transactions for GAAP reporting purposes, appropriate cut-off procedures, proper tracking of the physical movement of fixed assets and inventory, and proper customer invoicing and payments.

●
The effectiveness of certain information technology controls regarding inaccurate system generated reports, such as control over the input, calculation, management, and review of spreadsheets that are integral to the financial reporting process.

A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The control deficiencies identified above contributed to the delay in filing of our Annual Report on Form 10-K for the year ended December 31, 2012, and should be considered material weaknesses in our internal control over financial reporting.

As set forth below, management has taken or will take steps to remediate each of the control deficiencies identified above. Notwithstanding the control deficiencies described above, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this 2012 Form 10-K fairly present, in all material respects, our financial condition and results of operations as of and for the year ended December 31, 2012.

Management's Remediation Plan

Following the Audit Committee's independent review, and in response to the deficiencies discussed above, we plan to continue efforts already underway to improve internal control over financial reporting, which include the following:

●
We continue to upgrade, monitor, and evaluate our compliance functions in order to improve control consciousness and minimize errors in financial reporting. We are continuing the education and training of employees involved in the financial reporting process, including with respect to the appropriateness and frequency of communications.

●
During 2012, we hired a new Chief Financial Officer, a Director of Financial Planning and Analysis, and Corporate Controller. We also hired a Vice President of Internal Audit, a senior level position reporting to the Audit Committee to oversee a newly established Internal Audit Department. We have filled other key accounting positions with qualified personnel and continue to augment our accounting staff as needed.  The Company continues to implement an internal audit program, which will provide an independent risk-based evaluation of the Company's control environment on an ongoing basis.

●
We have restructured the accounting organization in accordance with our new policies and enhanced control environment. We continue to enhance the segregation of duties and certain operational functions within Information Technology, Human Resources, Financial Planning and Analysis, and Accounting, including payroll and treasury. The restructuring resulted in defined review and approval levels by positions.

●
We have enhanced our journal entry policy, including a more stringent review and approval process. We have acquired and are implementing new software for recording asset acquisitions movement and disposal, and computing depreciation expense for financial and tax reporting. We have reduced the complexity of the Company's legal entities and have consolidated accounting data bases. We have enhanced our inventory management policies and procedures. We are implementing an automated process that uploads the trial balances of acquired entities' Enterprise Resource Planning ("ERP") systems into our corporate ERP system on a monthly basis with a standardized, centrally controlled chart of accounts mapping and reconciliation across the Company. By reducing complexity in this regard, we have also eliminated a significant portion of intercompany transactions. We are implementing enhanced management and review procedures over our field entity-level accounting activities.

Management and our Audit Committee will continue to monitor these remedial measures and the effectiveness of our internal controls and procedures. Other than as described above, there were no changes in our internal controls over financial reporting during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2012. Based upon that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2012 because of the deficiencies in our internal control over financial reporting discussed in Management's Report on Internal Control over Financial Reporting, presented above.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICER AND CORPORATE GOVERNANCE.

Directors

The following persons currently serve as members of our Board of Directors.

Name	Age	Position	Director Since (1)

H. Wayne Huizenga	75	Chairman of the Board	2010
Steven R. Berrard	58	Director	2004
David Braley	71	Director	2010
John Ellis Bush	60	Director	2010
Richard Handley	66	Director	2012
Harris W. Hudson	70	Director	2011
William D. Pruitt	72	Director	2011
David Prussky	55	Director	2010
Michael Serruya	48	Director	2010
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

Richard L. Handley
Director

Mr. Handley has served as a director of Swisher Hygiene since December 2012. Mr. Handley served as a director of Swisher International, Inc. from 2004 to 2010. Mr. Handley has served as the Senior Vice President, Secretary and General Counsel of Huizenga Holdings Inc. since May 1997. From May 1997 to December 2004, Mr. Handley served as Senior Vice President, Secretary, and General Counsel of Boca Resorts, Inc. From October 1995 to May 1997, Mr. Handley served as Senior Vice President and General Counsel of AutoNation Inc. and its predecessor, Republic Industries Inc. Mr. Handley served as a director of Services Acquisition Corp. International from June 2006 to November 2006. Mr. Handley earned a BA from the University of California, Berkeley, a JD from the University of Utah College of Law, and an LLM from Georgetown University.

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

William D. Pruitt
Director

Mr. Pruitt has served as a director of Swisher Hygiene since January 2011. Mr. Pruitt has served as general manager of Pruitt Enterprises, LP. and president of Pruitt Ventures, Inc. since 2000. Mr. Pruitt has been an independent board member of the MAKO Surgical Corp., a developer of robots for knee and hip surgery, since 2008, and is a member of the MAKO audit committee. Mr. Pruitt has been an independent board member of NV5 Holdings, Inc., a professional services company, and is a member of the NV5 Audit Committee, since April, 2013. Mr. Pruitt served as an independent board member of The PBSJ Corporation, an international professional services firm, from 2005 to 2010. Mr. Pruitt served as chairman of the audit committee of KOS Pharmaceuticals, Inc., a fully integrated specialty pharmaceutical company, from 2004 until its sale in 2006. He was also chairman of the audit committee for Adjoined Consulting, Inc., a full-service management consulting firm, from 2000 until it was merged into Kanbay International, a global consulting firm, in 2006. From 1980 to 1999, Mr. Pruitt served as the managing partner for the Florida, Caribbean and Venezuela operations of the independent auditing firm of Arthur Andersen LLP. Mr. Pruitt holds a Bachelor of Business Administration from the University of Miami and is a Certified Public Accountant (inactive).

Mr. Pruitt is an experienced director of public companies with the skills necessary to serve as a director. Mr. Pruitt also has extensive experience in financial matters as a certified public accountant and as a former managing partner of an accounting firm.

David Prussky
Director

Mr. Prussky was a director and chair of the Audit Committee of CoolBrands.  He was an original director of the predecessor to CoolBrands, Yogen Fruz World-Wide Inc.  Mr. Prussky served as an investment banker for Patica Securities Limited from August 2002 to January 2012.

Mr. Prussky has served as director of numerous public and private companies over the past 16 years, including Carfinco Income Fund, Canada's largest public specialty auto finance business, and Lonestar West Inc., a hydro-vac service business based in Sylvan Lake, Alberta.  Mr. Prussky is also a director and chairman of the audit committee of Atrium Mortgage Investment Corporation and Chairman of Norrock Realty Finance Corporation.

Mr. Prussky is an experienced director of public companies with the skills necessary to serve as director.  He has helped build numerous public and private entities from the early stages to significant operating entities.

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

Executive Officers

Our current executive officers and biographical information regarding them are set forth below.

Name	Position	Age

Thomas C. Byrne	President and Chief Executive Officer	50
William T. Nanovsky	Senior Vice President and Chief Financial Officer	64
Thomas Aucamp	Executive Vice President and Secretary	46

Thomas Byrne
President and Chief Executive Officer

Mr. Byrne has served as President and Chief Executive Officer since February 18, 2013, and previously served as Interim President and Chief Executive Officer from August 19, 2012 to February 18, 2013. Prior to that time, Mr. Byrne served as Executive Vice President since November 2010.  Mr. Byrne served as Executive Vice President of Swisher International since 2004 and as a director of Swisher International from 2004 until the Merger. He has served as a director of numerous public and private companies and brings experience in public equity investment and accounting to Swisher. Mr. Byrne is a director of ITC Learning, Pivotal Fitness and the Private Equity Committee of the University of Florida Foundation, and has also served as a director of Jamba, Inc. Previously, Mr. Byrne was  Administrative Partner of New River Capital Partners, a private equity fund, which he co-founded in 1997, Vice Chairman of Blockbuster Entertainment Group (a division of Viacom, Inc.) and was also President of the Viacom Retail Group. Additionally, from 1984 to 1988 Mr. Byrne was employed by KPMG Peat Marwick.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors, executive officers, and persons who beneficially own 10% or more of our stock file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our stock and our other equity securities. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2012, our directors, executive officers, and greater than 10% beneficial owners complied with all such applicable filing requirements, except the untimely filing of one Form 4 report with respect to two transactions on behalf of Brian Krass.

Code of Conduct and Ethics

In order to clearly set forth our commitment to conduct our operations in accordance with our high standards of business ethics and applicable laws and regulations, the Board also adopted a Code of Business Conduct and Ethics (“Code of Ethics”), which is applicable to all directors, officers and employees. A copy of the Code of Ethics is available on our corporate website at www.swisherhygiene.com. You also may obtain a printed copy of the Code of Ethics by sending a written request to: Investor Relations, Swisher Hygiene Inc., 4725 Piedmont Row Drive, Suite 400, Charlotte, North Carolina 28210.  We intend to post amendments to or waivers from our Code of Ethics (to the extent applicable to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer or controller, or persons performing similar functions) on our website. Our website is not part of this report.

ITEM 11.  EXECUTIVE COMPENSATION.

Compensation Discussion And Analysis

Overview

This discussion and analysis describes the material elements of compensation awarded to, earned by, or paid to the named executive officers of Swisher during 2012.  Throughout this analysis, we refer to the individuals who served as our Chief Executive Officer and Chief Financial Officer, as well as the other individuals included in the Summary Compensation Table as the “named executive officers.”

The Compensation Committee (the "Committee") of our Board of Directors (the "Board") is responsible for the oversight, implementation, and administration of all of the executive compensation plans and programs.   During 2012, and currently, Governor John Ellis Bush, Harris W. Hudson and William D. Pruitt serve as members of the Committee.  During 2012, and currently, Mr. Hudson serves as Chairman of the Committee.

Our Board recognizes the fundamental interest our stockholders have in the compensation of our executive officers. At the 2011 Annual Meeting, our stockholders approved, on an advisory basis, the compensation of our named executive officers. Based upon the results of their advisory vote and a review of our 2012 compensation policies, we believe that our 2012 compensation policies and decisions are consistent with the compensation philosophy and objectives discussed below and adequately align the interests of our named executive officers with the long term goals of the Company.

Compensation Policies and Practices for 2012

The core objectives of our compensation programs are to secure and retain the services of high quality executives and to provide compensation to our executives that is commensurate and aligned with our performance and advances both short and long-term interests of ours and our stockholders. We seek to achieve these objectives through three principal compensation programs: (1) a base salary, (2) long-term equity incentives, and (3) an annual cash incentive bonus. Base salaries are designed primarily to attract and retain talented executives. Grants of equity awards are designed to provide a strong incentive for achieving long-term results by aligning the interests of our executives with those of our stockholders, while at the same time encouraging our executives to remain with the company. Annual cash incentives are designed to motivate and reward the achievement of selected financial and individual performance goals, generally tied to profitability and company growth. The Committee believes that our compensation programs for the named executive officers are appropriately based upon our performance and the individual performance and level of responsibility of the executive officer. In addition, the Committee believes the risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on the Company.

In August 2011, following the Committee's review of the qualifications of several compensation consultants, the Committee engaged the services of Pearl Meyer, an independent compensation consultant, to review our compensation philosophy.  The engagement of Pearl Meyer by the Committee did not raise any conflicts of interests since Pearl Meyer has not provided any additional services to the Company.

In connection with Pearl Meyer's review, it established the following peer group:  Rollins, Inc., Unifirst Corporation, and Viad Corp.  G&K Services, Inc., Healthcare Services Group, Inc., Standard Parking Corporation, Metalico, Inc., Team, Inc., Casella Waste Systems, Inc., Schawk, Inc., Industrial Services America, Inc., McGrath Rentcorp, EnerNOC Inc., TRC Companies, Inc., and WCA Waste Corporation. The Committee requested the data from the review of the peer group to obtain a general understanding of the current compensation practices in similarly sized companies in our business segments and to ensure that the Committee was acting in an informed and responsible manner to make sure the Company’s compensation program for 2012 was competitive. As a result of the matters described in the next section, the Committee did not use the data for its 2012 compensation decisions.

Named Executive Officer Compensation Components for 2012

On March 28, 2012, the Company announced that the previously issued interim financial statements for the quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011, and the other financial information in our quarterly reports on Form 10-Q for the periods then ended, should no longer be relied upon and may need to be restated and that the filing of our Annual Report on Form 10-K for the year ended December 31, 2011 would be delayed due to an ongoing internal review by the Company's Audit Committee.  The Company filed its restated quarterly reports and its 2011 10-K in February 2013.  As a result of the internal review and resulting delays in filing its periodic reports during 2012, the Committee and the Board (i) did not increase the base salary paid to the named executive officers for 2012, (ii) did not grant long-term equity incentives in 2012, except as discussed below with respect to one named executive officer hired during this process, and (iii) did not set annual cash incentive bonus criteria or pay annual cash incentive bonus to the named executive officers for 2012.  The Committee and the Board believed it to be in the best interest of the Company and its stockholders to delay compensation decisions until the review was complete and the Company was current in its public filings.

For 2012, base salaries were $230,000 for Mr. Byrne, $220,000 for Mr. Aucamp, $500,000 for Mr. Berrard, $220,000 for Mr. Kipp, $235,000 for Mr. Krass, and $200,000 for Mr. Cooper.

On April 29, 2013, the Committee also approved discretionary bonuses to Messrs. Byrne and Aucamp of $40,000 and $30,000, respectively, for their significant efforts in connection with completing the Company’s 2011 and 2012 filing with the Securities and Exchange Commission, as well as their work in completing the sale of the Company’s Waste segment.

Employment Matters during 2012

On May 14, 2012, the Board, following the recommendation of the Audit Committee, determined that Michael Kipp, the Company's Senior Vice President and Chief Financial Officer should be separated from the Company.  It was determined that Mr. Kipp was separated from the Company without cause, and, pursuant to Mr. Kipp's Employment and Non-Compete Agreement, he would be entitled to receive (i) continued payment of his salary for a period of fifteen (15) months following the date of termination and (ii) any unpaid bonus then due and payable to Mr. Kipp pursuant to the terms of the Performance Incentive Plan or any other bonus plan of the Company in which Mr. Kipp participates.  During 2012, Mr. Kipp received $133,692 in severance pursuant to his Employment and Non-Compete Agreement.

Also, on May 14, 2012, the Board determined that Steven R. Berrard, then the Company's President and Chief Executive Officer, would also serve as the Company's Interim Chief Financial Officer.

On June 6, 2012, the Board appointed Brian Krass as Senior Vice President and Chief Financial Officer.  Pursuant to an employment letter between the Company and Mr. Krass, Mr. Krass' annual base salary was $235,000.  Also, on June 6, 2012, the Company granted Mr. Krass 51,649 restricted stock units and stock options to purchase 206,593 shares of common stock of the Company. The restricted stock units were set to vest in four equal annual installments beginning on July 6, 2013. The stock options were set to vest in four equal annual installments beginning on June 6, 2013 and were exercisable at a price of $1.82 per share. Mr. Krass resigned from the Company on September 21, 2012.  All of Mr. Krass' stock options and restricted stock units were forfeited upon his resignation.

On August 17, 2012, Steven R. Berrard resigned as President and Chief Executive Officer of the Company.  Mr. Berrard continues his service as a member of the Board. On October 23, 2012, Swisher International, Inc., a wholly-owned subsidiary of the Company, its subsidiaries and affiliated companies entered into a Consulting Agreement and Release with Steven R. Berrard, effective as of August 18, 2012 in connection with the sale of the Company's Waste Segment.  For discussion of the Consulting Agreement, see the "Related Party Transactions" section below.

On August 19, 2012, the Board appointed Thomas C. Byrne as Interim President and Chief Executive Officer of the Company.

On September 27, 2012, the Board appointed William T. Nanovsky as Interim Senior Vice President and Chief Financial Officer of the Company, effective September 24, 2012.  Effective September 24, 2012, the Company entered into an Interim Services Agreement with The SCA Group, LLC pursuant to which SCA Group agreed to provide the Company with the services of Mr. Nanovsky as the Company’s Interim Senior Vice President and Chief Financial Officer for consideration of up to $50,000 per month.

Effective November 9, 2012, Hugh H. Cooper resigned as Senior Vice President of the Company.  On November 15, 2012, Swisher International, Inc., a wholly-owned subsidiary of the Company, its parent, subsidiaries and affiliated companies, entered into a Separation Agreement and Release with Hugh Cooper, Senior Vice President of the Company (the “Separation Agreement”). Pursuant to the Separation Agreement, Mr. Cooper’s separation from the Company was effective November 9, 2012 and Swisher will pay Mr. Cooper severance in the amount of $225,000, less required deductions for taxes, over a period of 52 weeks at a rate of $8,853.85 bi-weekly in accordance with the Company’s normal payroll procedures. Swisher will also reimburse Mr. Cooper $1,120 per month (or the premium for employee plus spouse coverage in the event the premium amounts change during the separation payout period) in the event that Mr. Cooper elects and remains covered by COBRA for a period of 52 weeks from November 9, 2012. The Company paid Mr. Cooper $27,513 in severance and $1,551 of COBRA reimbursements in 2012 pursuant to the Separation Agreement. The Separation Agreement also includes a standard general release and standard provisions relating to confidentiality and nondisparagement.

On February 18, 2013, the Board removed the "Interim" label from the officer titles of Messrs. Byrne and Nanovsky, making them President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, respectively.

Compensation Policies and Practices for 2013

On April 29, 2013, the Committee approved and ratified the increases to Messrs. Byrne’s and Aucamp’s salaries to $375,000 and $275,000 respectively. On April 29, 2013, the Committee also approved discretionary bonuses to Messrs. Byrne and Aucamp of $40,000 and $30,000, respectively, for their significant efforts in connection with completing the Company’s 2011 and 2012 filings with the Securities and Exchange Commission, as well as their work in completing the sale of the Company’s Waste segment. The Committee also discussed resuming equity and cash incentives, but deferred any actions on these matters until the Company is current in its public filings.

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

The Compensation Committee of the Company has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and, based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Compensation Committee:
Harris W. Hudson, Chair
John Ellis Bush
William M. Pruitt

Summary Compensation Table

The following table sets forth certain summary information concerning compensation earned by, and paid to, the named executive officers for 2012, 2011, and 2010.

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation(2)		Total

Thomas C. Byrne	2012	$230,000	$40,000	-		-		-	-	$14,916	(3)	$284,916
President and Chief	2011	$230,000	-	-		-		-	-	-		$230,000
Executive Officer(4)	2010	$204,615	-	$482,999	(5)(6)	$79,425	(5)(6)	-	-	-		$767,039

William T. Nanovsky	2012	-	-	-		-		-	-	$141,750	(8)	$141,750
Chief Financial Officer and	2011	-	-	-		-		-	-	-		-
Senior Vice President(7)	2010	-	-	-		-		-	-	-		-

Thomas Aucamp	2012	$220,000	$30,000	-		-		-	-	-		$250,000
Executive Vice	2011	$220,000	-	-		-		-	-	-		$220,000
President and Secretary	2010	$203,077	-	$461,999	(5)(6)	$67,362	(5)(6)	-	-	-		$732,438

Steven R. Berrard	2012	$387,020	-	-		-		-	-	$628,206	(10)	$1,015,226
Former President and Chief	2011	$500,000	-	-		-		-	-	-		$500,000
Executive Officer(9)	2010	$192,308	-	$1,049,999	(5)(6)	$153,098	(5)(6)	-	-	-		$1,395,405

Michael Kipp	2012	$86,308	-	-		-		-	-	$137,870	(12)	$224,178
Former Senior Vice President	2011	$169,231	-	-		-		-	-	$66,222	(13)	$235,453
and Chief Financial Officer (11)	2010	-	-	-		-		-	-	-		-

Brian Krass	2012	$70,500	-	$94,001	(15)	$120,733	(15)	-	-	-		$285,234
Former Chief Financial	2011	-	-	-		-		-	-	-		-
Officer and Senior Vice President(14)	2010	-	-	-		-		-	-	-		-

Hugh H. Cooper	2012	$191,347	-	-		-		-	-	$31,221	(17)	$222,568
Former Senior Vice President	2011	$200,000	-	-		-		-	-	-		$200,000
and Treasurer(16)	2010	$200,000	-	$512,050	(5)(6)	$74,660	(5)(6)	-	-	-		$786,710
_____________________
(1)	Represents discretionary bonuses paid to the named executive officers in April 2013 for their services in 2012.

(2)
The amounts in the column include contributions made by us to our Company's 401(k) plan.  The Company contributed the following amounts for each of the following executive officers:  Mr. Byrne - $4,247, Mr. Cooper - $957, and Mr. Kipp - $1,693.

(3)	Includes $10,669 for expenses related to use of a corporate apartment.

(4)
Mr. Bryne was appointed Interim Chief Executive Officer and President of the Company on August 19, 2012.  On February 18, 2013, the Board of Directors removed the "Interim" label from the officer title of Mr. Byrne making him the Chief Executive Officer and President.  Mr. Byrne previously served as Executive Vice President of the Company from November of 2010 to August 19, 2012.

(5)
Represents restricted stock units and stock options granted under the Stock Incentive Plan on November 2, 2010.  On May 5, 2011, the Stock Incentive Plan was approved and these grants were ratified at the 2011 Annual Meeting.

(6)
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

(7)
Mr. Nanovsky was appointed Interim Senior Vice President and Chief Financial Officer of the Company on September 27, 2012.  On February 18, 2013, the Board of Directors removed the "Interim" label from the officer title of Mr. Nanovsky making him the Senior Vice President and Chief Financial Officer.

(8)
Represents fees paid to The SCA Group, LLC pursuant to the Interim Services Agreement, effective September 24, 2012.  For a discussion of the Interim Services Agreement see the "Related Party Transactions" section below.

(9)
Mr. Berrard resigned as President and Chief Executive Officer on August 17, 2012.  Mr. Berrard served as Interim Chief Financial Officer from May 14, 2012 to June 5, 2012. Mr. Berrard continues to serve as a director of the Company.

(10)
Includes $128,206 of consulting fees paid to Mr. Berrard pursuant to the Consulting Agreement and Release with the Company, dated October 26, 2012. Also, includes a $500,000 fee paid to Mr. Berrard, pursuant to the Consulting Agreement, for the closing of certain transaction activity during 2012. This fee was paid in 2013. For a discussion of the Consulting Agreement, see the “Related Party Transactions” section below.

(11)	Mr. Kipp was appointed Senior Vice President and Chief Financial Officer on May 5, 2011 and was separated from the Company on May 14, 2012.

(12)
Includes $133,693 of severance paid to Mr. Kipp pursuant to the Employment and Non-Compete Agreement with the Company, dated May 10, 2011.  For a discussion of Mr. Kipp's severance, see the "Potential Payments Upon Termination or Change-In-Control" section below. Also, includes $2,484 of health insurance premiums paid by the Company following Mr. Kipp's separation.

(13)	Represents consulting fees paid to Mr. Kipp during 2011 prior to his appointment as Senior Vice President and Chief Financial Officer on May 5, 2011.

(14)	Mr. Krass was appointed Senior Vice President and Chief Financial Officer on June 6, 2012. Mr. Krass resigned on September 21, 2012.

(15)
Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. In determining the grant date fair value for restricted stock units, we used $1.82, the closing price of our common stock on the grant date. In determining the grant date fair value for stock options, we used the Black-Scholes option pricing model, and took into account the $1.82 closing price of our common stock on the grant date, the $1.82 exercise price, the 6.25 year assumed period over which the stock options will be outstanding, a 30.7% volatility rate, and a 1.01% risk free rate.

(16)
Mr. Cooper served as Chief Financial Officer from November 1, 2010 until May 5, 2011.  From May 5, 2011 to November 9, 2012, Mr. Cooper served as our Senior Vice President and Treasurer.  Mr. Cooper resigned effective November 9, 2012.

(17)
Includes $27,513 of severance paid to Mr. Cooper and $1,551 of COBRA reimursements pursuant to the Separation Agreement and Release, dated November 15, 2012.  For a discussion of the Separation Agreement and Release, see the "Potential Payments Upon Termination or Change-In-Control" section below. Also, includes $1,200 representing the Company's contributions to Mr. Cooper's Health Savings Account

Grants Of Plan-Based Awards – Fiscal 2012

The following table sets forth certain information concerning grants of awards to the named executive officers in the fiscal year ended December 31, 2012.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($)(Sh)	Grant Date Fair Value of Stock and Option Awards(3)
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum

Thomas C. Byrne	-	-	-	-	-	-	-	-	-	-	-
William T. Nanovsky	-	-	-	-	-	-	-	-	-	-	-
Thomas Aucamp	-	-	-	-	-	-	-	-	-	-	-
Steven R. Berrard	-	-	-	-	-	-	-	-	-	-	-
Michael Kipp	-	-	-	-	-	-	-	-	-	-	-
Brian Krass	6/6/2012	-	-	-	-	-	-	51,649	206,593	$1.82	$214,734
Hugh H. Cooper	-	-	-	-	-	-	-	-	-	-	-
_____________________
(1)
Represents restricted stock units granted under the Stock Incentive Plan, which vest in four annual installments beginning on July 6, 2013. Each restricted stock unit represents the right to receive one share of common stock upon vesting.

(2)	Represents stock options granted under the Stock Incentive Plan, which vest in four annual installments beginning on the first anniversary of the grant date.

(3)
Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. In determining the grant date fair value for restricted stock units, we used $1.82, the closing price of our common stock on the grant date. In determining the grant date fair value for stock options, we used the Black-Scholes option pricing model, and took into account the $1.82 closing price of our common stock on the grant date, the $1.82 exercise price, the 6.25 year assumed period over which the stock options will be outstanding, a 30.7% volatility rate, and a 1.01% risk free rate.

Outstanding Equity Awards At Fiscal Year-End – 2012

The following table sets forth certain information regarding equity-based awards held by the named executive officers as of December 31, 2012.

	Option Awards(1)				Stock Awards(2)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Thomas C. Byrne	24,761	24,761	$4.18	11/2/2020	57,775	$101,106	-	-
William T. Nanovsky	-	-	-	-	-	-	-	-
Thomas Aucamp	23,684	23,684	$4.18	11/2/2020	55,263	$96,710	-	-
Steven R. Berrard(4)	26,914	-	$4.18	11/2/2020	-	-	-	-
Michael Kipp(5)	7,177	-	$4.18	11/2/2020	-	-	-	-
Brian Krass(6)	-	-	-	-	-	-	-	-
Hugh H. Cooper(7)	26,250	-	$4.18	11/2/2020	-	-	-	-
_____________________
(1)	Represents stock options granted under the Stock Incentive Plan, which vest in four equal annual installments on November 2, 2011, November 2, 2012, November 2, 2013 and November 2, 2014.

(2)
Represents restricted stock units granted under the Stock Incentive Plan, which vest in four equal annual installments on November 2, 2011, November 2, 2012, November 2, 2013 and November 2, 2014. Each restricted stock unit represents the right to receive one share of common stock upon vesting.

(3)	Determined by multiplying the closing price of the Company’s common stock on December 31, 2012 of $1.75 by the number of shares of common stock underlying the restricted stock units.

(4)	Mr. Berrard resigned from the Company on August 17, 2012. Mr. Berrard's remaining unvested stock options and restricted stock units were forfeited in connection with his resignation.

(5)	Mr. Kipp was separated from the Company effective on May 14, 2012. Mr. Kipp's remaining unvested stock options and restricted stock units were forfeited in connection with his separation.

(6)	Mr. Krass resigned from the Company on September 21, 2012. Mr. Krass' unvested stock options and restricted stock units were forfeited in connection with his resignation.

(7)	Mr. Cooper resigned from the Company on November 9, 2012. Mr. Cooper's remaining unvested stock options and restricted stock units were forfeited in connection with his resignation.

Option Exercises and Stock Vested - Fiscal 2012

The following table provides information concerning exercises of stock options and vesting of restricted stock units held by the named executive officers during 2012.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Name	(#)	($)	(#)(1)	($)(2)

Thomas C. Byrne	-	-	28,888	$-
William T. Nanovsky	-	-	-	$-
Thomas Aucamp	-	-	27,632	$-
Steven R. Berrard	-	-	-	$-
Michael Kipp	-	-	-	$-
Brian Krass	-	-	-	$-
Hugh H. Cooper	-	-	30,625	$-
_____________________
(1)
Represents restricted stock units ("RSUs") that were to have vested on November 2, 2012.  The shares underlying these RSUs were not delivered upon vesting because the Company's Registration Statement on Form S-8 was not effective at the time of vesting.  The Company intends to deliver the underlying shares once it becomes current in its public filings and a Registration Statement on Form S-8 is effective.

(2)	As noted in footnote (1) above, because the shares underlying the RSUs were not delivered on the vesting date, no value was realized.

Potential Payments Upon Termination Or Change-In-Control

During 2012, the named executive officers did not have employment agreements with us and were all employed on an “at will” basis, except for Mr. Kipp.  During 2012, we did not have arrangements with any of our named executive officers providing for additional benefits or payments in connection with a termination of employment, change in job responsibility, or a change-in-control, except for Messrs. Kipp and Cooper.

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

Mr. Kipp was separated from the Company effective May 14, 2012.

Severance Payment for Mr. Kipp

Mr. Kipp was separated from the Company without cause on May 14, 2012 pursuant to his Employment and Non-Compete Agreement, dated May 10, 2011.  It was determined that Mr. Kipp was separated from the Company without cause, and, pursuant to Mr. Kipp's Employment and Non-Compete Agreement, he would be entitled to receive (i) continued payment of his salary for a period of fifteen (15) months following the date of termination and (ii) any unpaid bonus then due and payable to Mr. Kipp pursuant to the terms of the Performance Incentive Plan or any other bonus plan of the Company in which Mr. Kipp participates.  During 2012, Mr. Kipp received $133,692 in severance pursuant to his Employment and Non-Compete Agreement, and the Company paid $2,484 of health insurance premiums for Mr. Kipp during 2012 following his separation.

Severance Payment for Mr. Cooper

On November 15, 2012, Swisher International, Inc., a wholly-owned subsidiary of the Company, its parent, subsidiaries and affiliated companies, entered into a Separation Agreement and Release with Hugh Cooper, Senior Vice President of the Company (the “Separation Agreement”). Pursuant to the Separation Agreement, Mr. Cooper’s separation from the Company was effective November 9, 2012 and Swisher will pay Mr. Cooper severance in the amount of $225,000, less required deductions for taxes, over a period of 52 weeks at a rate of $8,853.85 bi-weekly in accordance with the Company’s normal payroll procedures. Swisher will also reimburse Mr. Cooper $1,120 per month (or the premium for employee plus spouse coverage in the event the premium amounts change during the separation payout period) in the event that Mr. Cooper elects and remains covered by COBRA for a period of 52 weeks from November 9, 2012. During 2012, Mr. Cooper received $27,513 in severance and $1,551 of COBRA reimbursements pursuant to his Separation Agreement.

Pursuant to the Separation Agreement, Mr. Cooper releases and discharges Swisher from any and all claims, except (i) his rights to vested equity compensation or any of his other equity interest in Swisher and its affiliates, with the exception that he waives rights to unvested stock options and unvested restricted stock units, (ii) benefits or ERISA claims under any employee benefit plans in which Mr. Cooper was a participant by virtue of his prior employment with Swisher, (iii) his rights as a shareholder of the Company, and (iv) his rights to be indemnified and/or advanced expenses under any applicable corporate document of Swisher or its affiliates, any applicable agreement or pursuant to applicable law or to be covered under any applicable directors’ and officers’ liability insurance policies.

The Separation Agreement also includes standard provisions relating to confidentiality and nondisparagement.

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

The following table sets forth certain information regarding the compensation paid to our non-employee directors for their service during the fiscal year ended December 31, 2012.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation (2)	Total

H. Wayne Huizenga	$85,500	-	-	-	-	-	$85,500
David Braley	117,000	-	-	-	-	-	117,000
John Ellis Bush	92,500	-	-	-	-	-	92,500
Richard L. Handley	1,500	-	-	-	-	-	1,500
Harris W. Hudson	98,500	-	-	-	-	-	98,500
William D. Pruitt	130,000	-	-	-	-	-	130,000
David Prussky	120,000	-	-	-	-	-	120,000
Michael Serruya	82,500	-	-	-	-	-	82,500
_____________________
(1)	The table below sets forth the aggregate number of restricted stock units and stock options of each current non-employee director outstanding as of December 31, 2012.

Name	Restricted Stock Units	Stock Options

H. Wayne Huizenga	29,123	-
David Braley	19,278	-
John Ellis Bush	29,881	-
Richard L. Handley	-	-
Harris W. Hudson	19,507	-
William D. Pruitt	19,507	-
David Prussky	19,278	20,000(3)
Michael Serruya	18,919	-
_____________________
(2)	No director received other compensation that exceeded $10,000 during 2012.

(3)	The options were previously granted pursuant to the CoolBrands International Inc. 2002 Stock Option Plan.

Compensation Committee Interlocks And Insider Participation

During 2012, our Compensation Committee was comprised of the following members:   Harris W. Hudson (Chairman), John Ellis Bush and William D. Pruitt.  None of these Committee members have ever been an officer or employee of Swisher Hygiene or any of our subsidiaries and none of our executive officers has served on the compensation committee or board of directors of any company of which any of our other directors is an executive officer.

ITEM 12 .  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth, as of April 26, 2013, information regarding the beneficial ownership of our common stock by each director, each named executive officer, all of the directors and executive officers as a group, and each other person or entity known to us to be the beneficial owner of more than five percent of our common stock. Unless noted otherwise, the corporate address of each person listed below is 4725 Piedmont Row Drive, Suite 400, Charlotte, North Carolina, 28210.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)

Directors and Executive Officers:
H. Wayne Huizenga	24,230,113	(2)	13.8%
Steven R. Berrard	25,095,024	(3)(4)	14.3%
Thomas Aucamp	1,379,212	(3)(5)	*
David Braley	5,207,091	(6)	3.0%
John Ellis Bush	25,133	(7)	*
Thomas C. Byrne	1,382,801	(3)(8)	*
Hugh H. Cooper	87,500	(9)	*
Richard Handley	577,901		*
Harris W. Hudson	1,053,196	(10)	*
Michael Kipp	25,924	(11)	*
Brian Krass	-		*
William T. Nanovsky	-		*
William D. Pruitt	33,946	(12)	*
David Prussky	275,291	(13)	*
Michael Serruya	2,484,553	(14)	1.4%
Directors and Executive Officers as a group (15 persons)	61,857,684	(15)	35.2%
5% or Greater Stockholders
FMR LLC	19,356,614	(16)	11.1%
_____________________
(1)	Based on 175,157,404 shares of our common stock outstanding as of April 26, 2013.

(2)	Consists of 24,207,798 shares of common stock held by Mr. Huizenga and 22,315 vested restricted stock units held by Mr. Huizenga.

(3)
The shares of common stock held by these executive officers and director have been pledged to H. Wayne Huizenga as security for certain obligations owing pursuant to stock pledge and security agreements by each executive officer and director for the benefit of Mr. Huizenga.

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

(6)	Consists of 5,194,800 shares of common stock held by Mr. Braley and 12,291 vested restricted stock units held by Mr. Braley.

(7)	Consists of 2,439 shares of common stock held by Mr. Bush and 22,694 vested restricted stock units held by Mr. Bush.

(8)	Consists of 1,300,265 shares of common stock held by Mr. Byrne, 57,775 vested restricted stock units held by Mr. Byrne and vested options held by Mr. Byrne to purchase 24,761 shares of common stock.

(9)	Consists of 61,250 vested restricted stock units held by Mr. Cooper and vested options held by Mr. Cooper to purchase 26,250 shares of common stock.

(10)	Consists of 303,689 shares of common stock held by Mr. Hudson, 730,000 shares of common stock held by Harris W. Hudson, LP and 19,507 vested restricted stock units held by Mr. Hudson.

(11)	Consists of 2,000 shares of common stock held by Mr. Kipp, 16,747 vested restricted stock units held by Mr. Kipp and vested options held by Mr. Kipp to purchase 7,177 shares of common stock.

(12)
Consists of 2,439 shares of common stock held by Mr. Pruitt, 10,000 shares of common stock held by Pruitt Enterprises, LP, 2,000 shares of common stock held by Mr. Pruitt's spouse, 4,000 vested restricted stock units held by Mr. Pruitt, and 15,507 vested restricted stock units held by Pruitt Enterprises, LP.

(13)
Consists of 210,000 shares of common stock held by Mr. Prussky, 33,000 shares of common stock held by Mr. Prussky’s spouse, Erica Prussky, 12,291 vested restricted stock units held by Mr. Prussky, and options to purchase 20,000 shares of common stock.  The options were previously granted pursuant to the CoolBrands International Inc. 2002 Stock Option Plan.

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

(15)	Includes 374,549 vested restricted stock units and options to purchase 128,786 shares of common stock.

(16)	This information was obtained from a Schedule 13-G/A filed by FMR LLC on March 11, 2013. The mailing address for FMR LLC is 82 Devonshire Street, Boston, Massachusetts 02109.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2012, with respect to all of our compensation plans under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by stockholders	3,776,805	(1)	$4.59	5,922,278
Equity compensation plans not approved by stockholders	-		-	-

(1) Includes 2,879,322 options to purchase shares of our common stock at a weighted average price of $4.59 per share and 897,483 restricted stock units, which have no exercise price.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

As set forth in the Audit Committee Charter, our Audit Committee must approve all transactions with related persons as described in Item 404 of Regulation S-K under the Exchange Act. The following is a summary of agreements or transactions with parties related to our directors, executive officers, or us since January 1, 2012. For a discussion of the Separation Agreement with Hugh Cooper, the Company’s former Senior Vice President and Treasurer, see the “Potential Payments Upon Termination or Change-In-Control” section above.

Mr. Berrard's Consulting Agreement

On October 23, 2012, Swisher International, Inc., one of our wholly-owned subsidiaries, its subsidiaries and affiliated companies entered into a Consulting Agreement and Release with Steven R. Berrard, one of our directors and our former President and Chief Executive Officer, effective as of August 18, 2012 (the “Consulting Agreement”), in connection with the sale of the Company's Waste Segment. Pursuant to the Consulting Agreement, Mr. Berrard will provide the following services to the Company: (i) reasonable assistance in our defense of certain legal and/or administrative claims and proceedings; (ii) reasonable assistance in effecting and closing certain transaction activity that was underway in respect of which Mr. Berrard was actively involved during his employment with the Company (the “Transaction Activity”); (iii) reasonable assistance in the management of our banking and investing relationships; and (iv) reasonable assistance in connection with our insurance program. Mr. Berrard will report to the Chairman of the Board of the Company or the Chairman’s designee.

Pursuant to the Consulting Agreement, Mr. Berrard receives an annual cash consulting fee in the amount of $500,000 (the “Consulting Fee”). Mr. Berrard also received a one-time lump-sum cash fee in the amount of $500,000 upon completion of the Transaction Activity, as Mr. Berrard was still engaged as a consultant at the time of completion and the completion took place no later than specific dates set forth in the Consulting Agreement. In addition, Mr. Berrard is reimbursed for any reasonable out-of-pocket business expenses incurred in connection with his performance as a consultant. During the term of the Consulting Agreement, Mr. Berrard waives the right to receive compensation for his service as a director of the Company.

New River Capital Partners

For the fiscal year ended December 31, 2012, we paid $109,193 for training course development and utilization of the delivery platform from CertiLearn, Inc., the majority of which is owned by New River Capital Partners a company owned by Messrs. Berrard, Byrne and Aucamp. Mr. Byrne is the President and Chief Executive Officer of the Company.  Mr. Aucamp is Executive Vice President and Secretary of the Company.  From January 1, 2013 to April 30, 2013, we paid $10,000 to CertiLearn, Inc. for training course development and utilization of the delivery platform.

Royal Palm Mortgage Group LLC

In August 2010, we borrowed $2.0 million for working capital purposes, pursuant to an unsecured note payable to Royal Palm Mortgage Group LLC ("Royal Palm"), an affiliate of Mr. Huizenga, that bears interest at the short-term Applicable Federal Rate. The balance as of September 30, 2012 was $2.0 million. Mr. Huizenga is the Chairman of the Board.  The note was paid in full following the sale of the Waste segment in November 2012.

The SCA Group, LLC

On September 27, 2012, we entered into a certain Interim Services Agreement (the “Services Agreement”), effective September 24, 2012, with the SCA Group, LLC ("SCA Group") pursuant to which SCA Group agreed to provide the Company with the services of Mr. Nanovsky as the Company’s Interim Senior Vice President and Chief Financial Officer for consideration of up to $50,000 per month. Mr. Nanovsky is the founding partner of SCA Group.  The Services Agreement may be terminated by the Company or SCA Group at any time upon written notice to the other party. During 2012, we paid SCA Group $141,750 and a security deposit of $25,000.  From January 1, 2013 to April 30, 2013, we paid SCA Group $165,750.  No payments were made by the Company directly to Mr. Nanovsky. Mr. Nanovsky received his compensation from SCA Group.

Director Independence

The Board has determined that the following non-employee directors are “independent” in accordance with the NASDAQ rules and Canadian securities laws and have no material relationship with the Company, except as a director and a stockholder of the Company: Senator Braley; Governor Bush; Mr. Handley; Mr. Hudson; Mr. Pruitt; and Mr. Prussky.  In determining the independence of each of the non-employee directors, the Board considered the relationships described under “Related Party Transactions.”

In each case, the relationships did not violate NASDAQ listing standards or our Corporate Governance Principles, and the Board concluded that such relationships would not impair the independence of our non-employee directors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES .

Auditor Fees And Services

The following table sets forth the fees billed by BDO USA, LLP (“BDO”), our independent registered public accounting firm for the years ended December 31, 2012 and 2011.

	2012	2011

Audit Fees	$1,454,000	$6,885,000
Audit-Related Fees	-	12,000	(1)
Tax Fees	14,000	157,000
All Other Fees	-	311,000
Total	$1,468,000	$7,365,000
_____________________
(1)	Represents fees billed by BDO in connection with various registration statements and due diligence efforts.

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

All services provided by BDO during the fiscal years ended December 31, 2012 and 2011 were approved by the Audit Committee. The Audit Committee has delegated to its Chair the authority to pre-approve services, up to a specified fee limit, to be rendered by the independent registered public accounting firm and requires that the Chair report to the Audit Committee any pre-approval decisions made by the Chair at the next scheduled meeting of the Audit Committee.

PART V

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES .

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

2.5
Stock Purchase Agreement, dated November 15, 2012, by and between Swisher Hygiene Inc. and Waste Services of Florida, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2012 and schedules and similar attachments of this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  The Company undertakes to furnish on a supplemental basis a copy of any omitted schedules and similar attachments to the Securities and Exchange Commission upon request).

3.1	Certificate of Corporate Domestication of CoolBrands International Inc., dated November 1, 2010.(1)
3.2	Amended and Restated Certificate of Incorporation of Swisher Hygiene Inc.(2)
3.3	Bylaws of Swisher Hygiene Inc.(1)
10.1	Credit Agreement by and between Swisher International, Inc. and Wachovia Bank, National Association, dated November 14, 2005.(3)
10.2	Security Agreement by and among Swisher International, Inc. and certain subsidiaries of Swisher International, Inc., dated as of November 14, 2005.(1)
10.3	First Amendment to Credit Agreement by and between Swisher International, Inc. and Wachovia Bank, National Association, dated as of April 26, 2006.(1)
10.4	Second Amendment and Waiver to Credit Agreement by and between Swisher International, Inc. and Wachovia Bank, National Association, dated as of September 8, 2006.(1)
10.5	Third Amendment and Waiver to Credit Agreement by and between Swisher International, Inc. and Wachovia Bank, National Association, dated as of March 21, 2008.(1)
10.6	Fourth Amendment and Waiver to Credit Agreement by and between Swisher International, Inc. and Wachovia Bank, National Association, dated June 25, 2008.(1)
10.7	Fifth Amendment and Waiver to Credit Agreement by and between Swisher International, Inc., Wachovia Bank, National Association, and other persons party thereto, dated June 30, 2009.(1)
10.8	Sixth Amendment to Credit Agreement by and between Swisher International, Inc., Wachovia Bank, National Association and other persons party thereto, dated November 18, 2009.(1)
10.9	Credit Agreement by and between HB Service, LLC and Wachovia Bank, National Association, dated as of June 25, 2008.(1)
10.10	First Amendment and Waiver to Credit Agreement by and between HB Service, LLC, Wachovia Bank, National Association and other persons party thereto, dated as of June 30, 2009.(1)
10.11	Second Amendment to Credit Agreement by and between HB Service, LLC, Wachovia Bank, National Association, and other persons party thereto, dated November 18, 2009.(1)
10.12
Omnibus Amendment Agreement, Limited Consent and Waiver by and between Swisher International, Inc., HB Service, LLC, Wells Fargo Bank, National Association and other persons party thereto, dated August 13, 2010.(1)

Exhibit Number	Description
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
10.23
Omnibus Amendment Agreement, Limited Consent and Waiver by and between Swisher International, Inc., HB Service, LLC, Wells Fargo Bank, National Association and other persons party thereto, dated November 5, 2010.(1)

10.24
Vendor Agreement, dated July 25, 2008, between Swisher Hygiene Franchise Corp. and Intercon Chemical Company (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)(4)

10.25
Credit Agreement among Swisher Hygiene, Inc., the lenders named therein and Wells Fargo Bank, National Association, dated March 30, 2011 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2011).

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

Exhibit Number	Description
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

10.46
Second Amendment to Credit Agreement by and among Swisher Hygiene, Inc., the Subsidiary Guarantors party thereto, the Required Lenders, and Wells Fargo Bank, National Association, dated April 12, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2012).

10.47
Third Amendment to Credit Agreement by and among Swisher Hygiene, Inc., the Subsidiary Guarantors party thereto, the Required Lenders, and Wells Fargo Bank, National Association, dated May 15, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2012).

10.48
Fourth Amendment to Credit Agreement by and among Swisher Hygiene, Inc., the Subsidiary Guarantors party thereto, the Required Lenders, and Wells Fargo Bank, National Association, dated May 30, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2012).

10.49
Fifth Amendment to Credit Agreement by and among Swisher Hygiene, Inc., the Subsidiary Guarantors party thereto, the Required Lenders, and Wells Fargo Bank, National Association, dated June 28, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2012).

10.50
Sixth Amendment to Credit Agreement by and among Swisher Hygiene, Inc., the Subsidiary Guarantors party thereto, the Required Lenders, and Wells Fargo Bank, National Association, dated July 30, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2012).

10.51
Seventh Amendment to Credit Agreement and Pledge and Security Agreement by and among Swisher Hygiene, Inc., the Subsidiary Guarantors party thereto, the Required Lenders, and Wells Fargo Bank, National Association, dated August 31, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2012 and portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment).

10.52
Eighth Amendment to Credit Agreement by and among Swisher Hygiene, Inc., the Subsidiary Guarantors party thereto, the Required Lenders, and Wells Fargo Bank, National Association, dated September 27, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2012).

10.53
Ninth Amendment to Credit Agreement by and among Swisher Hygiene, Inc., the Subsidiary Guarantors party thereto, the Required Lenders, and Wells Fargo Bank, National Association, dated October 31, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2012).

10.54
Employment Letter, dated June 1, 2012, by and between Swisher Hygiene, Inc. and Brian Krass (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the Securities and Exchange Commission on March 15, 2013).

10.55
Interim Services Agreement, effective September 24, 2012, between Swisher Hygiene Inc. and SCA Group, LLC (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed with the Securities and Exchange Commission on March 18, 2013).

10.56	Consulting Agreement and Release between Steven R. Berrard and Swisher International, Inc., effective October 26, 2012.
10.57	Separation Agreement and Release between Hugh Cooper and Swisher International Inc., dated November 15, 2012.
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2012).

Exhibit Number	Description
21.1	Subsidiaries of Swisher Hygiene Inc.
23.1	Consent of BDO USA, LLP.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**
101.LAB	XBRL Taxonomy Extension Label Linkbase.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**
________________________

Previously filed. Documents incorporated by reference to the indicated exhibit to the following filings by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

(1)	Registration Statement on Form 10, filed with the Securities and Exchange Commission on November 9, 2010.

(2)	Registration Statement on Form S-8, filed with the Security and Exchange Commission on May 9, 2011.

(3)	Amendment No. 1 to Registration Statement on Form 10, filed with the Securities and Exchange Commission on December 15, 2010.

(4)	Amendment No. 3 to Registration Statement on Form 10, filed with the Securities and Exchange Commission on January 31, 2011.

*	Furnished herewith.

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

SWISHER HYGIENE INC.
(Registrant)

Dated: April 30, 2013	By:	/s/ Thomas C. Byrne
Thomas C. Byrne
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Thomas C. Byrne	President and Chief Executive Officer	April 30, 2013
Thomas C. Byrne	(Principal Executive Officer)

/s/ William T. Nanovsky	Senior Vice President and Chief Financial Officer	April 30, 2013
William T. Nanovsky	(Principal Financial and Accounting Officer)

/s/ H. Wayne Huizenga	Chairman of the Board	April 30, 2013
H. Wayne Huizenga

/s/ Steven R. Berrard	Director	April 30, 2013
Steven R. Berrard

/s/ David Braley	Director	April 30, 2013
David Braley

/s/ John Ellis Bush	Director	April 30, 2013
John Ellis Bush

/s/ Richard L. Handley	Director	April 30, 2013
Richard L. Handley

/s/ Harris W. Hudson	Director	April 30, 2013
Harris W. Hudson

/s/ William D. Pruitt	Director	April 30, 2013
William D. Pruitt

/s/ David Prussky	Director	April 30, 2013
David Prussky

/s/ Michael Serruya	Director	April 30, 2013
Michael Serruya

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SWISHER HYGIENE INC. AND SUBSIDIARIES

Consolidated Financial Statements as of December 31, 2012 and 2011, and for the Three Years Ended December 31, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors
Swisher Hygiene Inc. and Subsidiaries
Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Swisher Hygiene Inc. and Subsidiaries, as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, equity, and cash flows for each of the three years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Swisher Hygiene Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), Swisher Hygiene Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 1, 2013 expressed an adverse opinion thereon.

/s/ BDO USA, LLP

Charlotte, North Carolina
May 1, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Swisher Hygiene Inc.
Charlotte, NC

We have audited Swisher Hygiene Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Swisher Hygiene Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses have been identified and described in management’s assessment. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 consolidated financial statements, and this report does not affect our report dated May 1, 2013 on those financial statements.

In our opinion, Swisher Hygiene Inc. did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Swisher Hygiene Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated May 1, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Charlotte, NC

May 1, 2013

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011
(In thousands)
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$61,419	$70,508
Restricted cash	5,390	-
Accounts receivable, net	21,225	27,747
Inventory	15,327	15,689
Account receivable due from sale of discontinued operations	12,500	-
Assets of discontinued operations	-	141,726
Deferred income taxes	1,995	-
Other assets	4,804	2,619
Total current assets	122,660	258,289
Property and equipment, net	48,348	38,954
Goodwill	106,358	106,036
Other intangibles, net	47,821	56,958
Deferred income taxes	-	14,579
Other noncurrent assets	2,498	3,588
Total assets	$327,685	$478,404

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$14,292	$17,258
Accrued payroll and benefits	4,568	4,098
Accrued expenses	9,133	13,095
Long-term debt and obligations due within one year	9,145	13,566
Advances from shareholder	-	2,000
Liabilities of discontinued operations	-	33,587
Total current liabilities	37,138	83,604
Long-term debt and obligations	5,284	47,267
Deferred income taxes	4,673	-
Other long-term liabilities	3,447	3,677
Total noncurrent liabilities	13,404	50,944

Commitments and contingencies (Notes 3, 4, 7, 10, 12, 13, and 15)

Equity
Swisher Hygiene Inc. stockholders’ equity
Preferred stock, par value $0.001, authorized 10,000,000 shares; no shares
issued and outstanding at December 31, 2012 and 2011	-	-
Common stock, par value $0.001, authorized 600,000,000 shares; 175,157,404 and 174,810,082 shares issued and
outstanding at December 31, 2012 and 2011, respectively	175	175
Additional paid-in capital	385,452	378,824
Accumulated deficit	(107,507)	(34,330)
Accumulated other comprehensive loss	(999)	(835)
Total Swisher Hygiene Inc. stockholders’ equity	277,121	343,834
Non-controlling interest	22	22
Total equity	277,143	343,856
Total liabilities and equity	$327,685	$478,404

See Notes to Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three Years Ended December 31, 2012
(In thousands except share and per share data)

	2012	2011	2010
Revenue
Products	$202,968	$131,109	$37,690
Services	26,186	26,107	17,737
Franchise and other	1,367	3,401	8,225
Total revenue	230,521	160,617	63,652

Costs and expenses
Cost of sales (exclusive of route expenses and related depreciation and amortization)	101,914	67,942	23,597
Route expenses	42,524	33,254	13,931
Selling, general, and administrative	123,439	79,557	31,258
Acquisition and merger expenses	582	6,107	5,122
Depreciation and amortization	20,991	12,690	4,857
Gain from bargain purchase	-	(4,359)	-
Total costs and expenses	289,450	195,191	78,765
Loss from continuing operations	(58,929)	(34,574)	(15,113)

Other expense, net	(3,093)	(6,765)	(757)
Net loss from continuing operations before income taxes	(62,022)	(41,339)	(15,870)
Income tax (expense) benefit	(18,753)	16,616	(1,700)
Net loss from continuing operations	(80,775)	(24,723)	(17,570)

Discontinued operations, net of tax (Note 3)
Net loss from operations through disposal	(6,245)	(623)	-
Gain on disposal	13,844	-	-
Net income (loss) from discontinued operations	7,599	(623)	-

Net loss	(73,176)	(25,346)	(17,570)
Net loss (income) attributable to non-controlling interest	-	6	(9)
Net loss attributable to Swisher Hygiene, Inc.	(73,176)	(25,340)	(17,579)

Comprehensive loss
Employee benefit plan adjustment, net of tax	(161)	(851)	74
Foreign currency translation adjustment	(3)	(58)	0
Comprehensive loss	$(73,340)	$(26,249)	$(17,505)

(Loss) Earnings per share
Basic and diluted (Continuing operations)	$(0.46)	$(0.16)	$(0.26)
Basic and diluted (Discontinued operations)	$0.04	$(0.00)	$(0.00)

Weighted-average common shares used in the computation of (loss) earnings per share
Basic and diluted	175,009,562	159,057,582	66,956,371

See Notes to Consolidated Financial Statements

	SWISHER HYGIENE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF EQUITY FOR THE THREE YEARS ENDED DECEMBER 31, 2012 (In thousands except share data) STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive(Loss)	Swisher Hygiene Inc. Stockholders'	Non- Controlling	Total
	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance at December 31, 2009	57,789,630	$58	$27,488	$(47,001)	$-	$(19,455)	$102	$(19,353)
Net loss through November 1, 2010	-	-	-	(8,582)	-	(8,582)	-	(8,582)
Contribution of capital as a result of termination of S Corp election	-	-	(55,583)	55,583	-	-	-	-
Shares issued in merger with CoolBrands Inc.	56,225,433	56	58,977	-	-	59,033		59,033
Shareholders' advances converted to equity	-	-	22,198	-	-	22,198	-	22,198
Conversion of promissory note payable	-	-	1,248	-	-	1,248	-	1,248
Stock based compensation	-	-	398	-	-	398	-	398
Employee benefit plan adjustment, net of tax	-	-	-	-	74	74	-	74
Net loss	-	-	-	(8,997)	-	(8,997)	8	(8,989)
Balance at
December 31, 2010	114,015,063	114	54,726	(8,997)	74	45,917	110	46,027
Shares issued in connection with private placements	34,119,643	34	191,147	-	-	191,181	-	191,181
Shares issued in connection with the acquisition of Choice	8,281,920	8	48,772	-	-	48,780	-	48,780
Shares issued in connection with other acquisitions and purchases of property and equipment	8,000,143	8	51,933	-	-	51,941	-	51,941
Conversion of promissory note payable	4,069,773	4	24,135	-	-	24,139	-	24,139
Stock based compensation			4,648	-	-	4,648	-	4,648
Exercise of stock options and warrants	6,205,000	6	3,361	-	-	3,367	-	3,367
Issuance of common stock under stock based payment plans	93,540	1	(1)	-	-	-	-	-
Shares issued for non-controlling interest	25,000	-	103	7	-	110	(110)	-
Employee benefit plan adjustment, net of tax	-	-	-	-	(851)	(851)	-	(851)
Non-controlling interest on AML2 acquisition	-	-	-	-	-	-	28	28
Foreign currency translation Adjustment	-	-	-	-	(58)	(58)	-	(58)
Net loss	-	-	-	(25,340)	-	(25,340)	(6)	(25,346)
Balance at
December 31, 2011	174,810,082	175	378,824	(34,330)	(835)	343,834	22	343,856
Issuance of common stock on contingent earn-out	90,909	-	170	-	-	170	-	170
Conversion of promissory note payable	10,047	-	37	-	-	37	-	37
Stock based compensation (including discontinued operations)	-	-	6,384	-	-	6,384	-	6,384
Issuance of common stock under stock based payment plans	236,366	-	-	-	-	-	-	-
Shares issued for non-controlling interest	10,000	-	37	-	-	37	-	37
Employee benefit plan adjustment, net of tax	-	-	-	-	(161)	(161)	-	(161)
Foreign currency translation
adjustment	-	-	-	-	(3)	(3)	-	(3)
Net loss	-	-	-	(73,176)	-	(73,176)	-	(73,176)
Balance at
December 31, 2012
	175,157,404	$175	$385,452	$(107,507)	$(999)	$277,121	$22	$277,143

See Notes to Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31, 2012
(In thousands)

	2012	2011	2010
Operating activities of continuing operations
Net loss	$(73,176)	$(25,346)	$(17,570)
Add: net (income) loss from discontinued operations	(7,599)	623	-
Net loss from continuing operations	(80,775)	(24,723)	(17,570)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	20,991	12,690	4,857
Provision for doubtful accounts receivable	2,396	2,329	283
Stock based compensation	3,521	4,648	398
Realized and unrealized (gain) loss on fair value of convertible notes	(241)	4,658	277
Gain from bargain purchase	-	(4,359)	-
Deferred income tax assets and liabilities	18,370	(16,716)	1,700
Other	-	101	-
Changes in working capital components:
Accounts receivable	3,739	(13,062)	(1,191)
Inventory	448	(3,421)	(1,067)
Other assets and noncurrent assets	(1,095)	(1,759)	(703)
Accounts payable, accrued expenses, and other current liabilities	(6,598)	11,810	1,496
Cash used in operating activities of continuing operations	(39,244)	(27,804)	(11,520)
Investing activities of continuing operations
Purchases of property and equipment	(18,820)	(14,904)	(5,179)
Cash received from asset disposals	3,061	-	-
Acquisitions, net of cash acquired	(4,310)	(121,818)	(4,901)
Cash received in Sale of Choice	111,841	-	-
Payments received on notes receivable	-	138	474
Restricted cash	(5,390)	5,193	(5,193)
Cash provided by (used in) investing activities of continuing operations	86,382	(131,391)	(14,799)
Financing activities of continuing operations
Proceeds from private placements, net of issuance costs	-	191,181	-
Cash received in Merger	-	-	61,850
Proceeds from debt issuances	2,732	-	-
Proceeds from line of credit, net of issuance costs	-	27,729	-
Payments on lines of credit	(25,000)	(27,691)	-
Proceeds from equipment financing	209	15,828	-
Principal payments on debt and capital leases	(25,358)	(6,118)	(3,670)
Payment of shareholder advances	(2,000)	-	(2,070)
Proceeds from exercise of stock options	-	3,367	-
Proceeds from advances from shareholders	-	-	7,870
Cash (used in) provided by financing activities of continuing operations	(49,417)	204,296	63,980

Discontinued operations:
Net cash provided by operating activities	(3,519)	11,126	-
Net cash used in investing activities	(2,861)	(23,659)	-
Net cash (used in) financing activities	(430)	(992)	-
Cash used in discontinued operations	(6,810)	(13,525)	-

Net (decrease) increase in cash and cash equivalents	(9,089)	31,576	37,661

Cash and cash equivalents at the beginning of the period	70,508	38,932	1,271
Cash and cash equivalents at the end of the period	$61,419	$70,508	$38,932

Supplemental Cash Flow Information
Cash paid for interest (including discontinued operations)	$4,253	$2,738	$926
Cash received for interest (including discontinued operations)	$75	$185	$90
Notes payable issued or assumed on acquisitions (continuing operations)	$1,121	$24,457	$12,883
Notes payable issued or assumed on acquisitions (discontinuing operations)	$-	$1,722	$-
Shareholder advances converted to equity	$-	$-	$22,198
Conversion of promissory note	$-	$24,139	$-
Stock issued to purchase property and settle liabilities (continuing operations)	$37	$46,913	$-
Stock issued to purchase property and settle liabilities (discontinuing operations)	$-	$48,317	$-
Property received as payment on accounts receivable	$650	$-	$-
See Notes to Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS DESCRIPTION

Principal Operations

Swisher Hygiene Inc. and its wholly-owned subsidiaries, formerly named CoolBrands International Inc., (the “Company” or “We” or “Our”) provide essential hygiene and sanitizing solutions to customers throughout much of North America and internationally through its global network of company owned operations, franchises and master licensees. These solutions include essential products and services that are designed to promote superior cleanliness and sanitation in commercial environments, while enhancing the safety, satisfaction and well-being of employees and patrons. These solutions are typically delivered by employees on a regularly scheduled basis and involve providing our customers with: (i) consumable products such as detergents, cleaning chemicals, soap, paper and supplies, together with the rental and servicing of dish machines and other equipment for the dispensing of those products; (ii) the rental of facility service items requiring regular maintenance and cleaning, such as floor mats, mops, bar towels, and linens; and (iii) manual cleaning of their facilities. We serve customers in a wide range of end-markets, with a particular emphasis on the foodservice, hospitality, retail, and healthcare industries.

During 2011, we operated in two segments:  (i) hygiene and (ii) waste.  As a result of the sale of our the Waste operations, we currently operate in one business segment, Hygiene, and our fiscal year 2012 filings are presented to show the operation of this single segment.  See Note 3 "Discontinued operations and sale of Waste segment" for further information.

Our principal executive offices are located at 4725 Piedmont Row Drive, Suite 400, Charlotte, North Carolina, 28210.  As of December 31, 2012, we have company owned operations and two franchise operations located throughout the United States and Canada and have entered into nine Master License Agreements covering the United Kingdom, Portugal, the Netherlands, Singapore, the Philippines, Taiwan, Korea, Hong Kong/Macau/China, and Mexico.  The financial information about our geographical areas are included in Note 18, “Geographic Information” to the Notes to the Consolidated Financial Statements.

Merger and Reorganization

On August 17, 2010, Swisher International, Inc. (“Swisher International”) entered into a merger agreement (the “Merger Agreement”) that was completed on November 2, 2010, under which all of the outstanding common shares of Swisher International were exchanged for 57,789,630 common shares of CoolBrands International Inc. (“CoolBrands”), and Swisher International became a wholly-owned subsidiary of CoolBrands (the “Merger”). Immediately before the Merger, CoolBrands completed its redomestication to Delaware from Ontario, Canada and became Swisher Hygiene Inc.  After the Merger, the shareholders of CoolBrands held 56,225,433 shares of Swisher Hygiene Inc. common stock.

The share exchange was accounted for as a reverse acquisition and is considered to be a capital transaction, in substance, rather than a business combination. The transaction was effectively a reverse recapitalization equivalent to the issuance of stock by a private company for the net monetary assets of the non-operating corporation accompanied by the recapitalization. Accordingly, the accounting for the share exchange was similar to that resulting from a reverse acquisition; except that the transaction was consummated at book value and no goodwill or intangible assets were recognized. The accompanying Consolidated Financial Statements have been adjusted to give retroactive effect for the change in reporting entity from Swisher International, Inc. to Swisher Hygiene Inc., and to reflect the change in capital structure as a result of the Merger.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Swisher Hygiene Inc. and all its subsidiaries, which are wholly-owned and include the historical financial statements of HB Service, LLC. HB Service, LLC, a limited liability company jointly owned by the shareholders of Swisher International, has acquired and operated hygiene service businesses throughout the United States since 2004. Effective July 13, 2010, Swisher International entered into a merger agreement with HB Service, LLC. This merger has been accounted for as a nonsubstantive exchange as there was no significant economic effect to entering into the transaction. Accordingly, we have accounted for the merger by recognizing the assets and liabilities of the two entities based upon their respective carrying amounts as if the merger had occurred prior to 2010.

Intercompany balances and transactions have been eliminated in consolidation.  Financial information, other than share and per share data, is presented in thousands of dollars.

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

Change in Estimate

The Company routinely accumulates and analyzes data regarding the operating performance of its long lived assets and their economic life. This analysis, during 2011, indicated that certain assets would likely continue to be used in the business for different periods than originally anticipated. As a result, effective January 1, 2011, the Company revised the estimated useful lives of certain property and equipment as follows:

	Useful Life in Months
	Previous	Revised
Linen	36	24
Dish machines	60	84
Dispensers	24 to 36	24 to 60
Mops and bar towels	3 to 36	expensed
Vehicles	36	60
Office furniture and fixtures	36	60

Had this change taken place January 1, 2010, depreciation expense would have decreased by $0.8 million for the year ended December 31, 2010.

Segments

On March 1, 2011, the Company completed its acquisition of Choice Environmental Services, Inc. (“Choice”), a Florida based company that provides a complete range of solid waste and recycling collection, transportation, processing and disposal services. As a result of the acquisition of Choice, the Company operated in two segments: Hygiene and Waste. During the quarter ended June 30, 2012, the Company’s Board of Directors determined to sell its Waste segment. On November 15, 2012, the Company completed a stock sale of Choice and other acquired businesses, including Lawson Sanitation LLC, Central Carting Disposal, Inc., and FSR Transporting & Crane Services, Inc., that with Choice comprised the Waste segment to Waste Services of Florida, Inc. for $123.3 million. As discussed in Note 3 “Discontinued Operations and Sale of Waste Segment”, the Company has applied discontinued operations accounting treatment and disclosures for this transaction.  As a result of the sale of Choice and all of its operations in the Waste segment, the Company’s continuing operations are classified in one business segment, Hygiene.

Cash Equivalents

The Company considers all cash accounts and all highly liquid short term investments purchased with an original maturity of three months or less at date of purchase to be cash equivalents. As of December 31, 2012 and 2011, the Company did not have any investments with maturities greater than three months.

Restricted Cash

Restricted cash at December 31, 2012 consists of amounts held in a collateral account to secure certain letters of credit, purchase card and facility rental agreements.

Accounts Receivable

Accounts receivable consist of amounts due from customers for product sales and services as well as from franchisees and master licensees for product sales, royalties and fees for marketing and administrative services. Accounts receivable are reported net of an allowance for doubtful accounts (“allowance”) and interest is generally not charged to customers on delinquent balances. The allowance is management’s best estimate of uncollectible amounts and is based on a number of factors, including overall credit quality, age of outstanding balances, historical write-off experience and specific account analysis that projects the ultimate collectability of the outstanding balances. When accounts receivable amounts are considered uncollectible, the amounts are written-off against the allowance for doubtful accounts. The allowance was $2.3 million and $2.2 million at December 31, 2012 and 2011, respectively.

Inventory

Inventory consists of purchased items, materials, direct labor, and other manufacturing related overhead and is stated at the lower of cost or market determined using the first in-first out costing method. The Company routinely reviews inventory for excess and slow moving items as well as for damaged or otherwise obsolete items and for items selling at negative margins. When such items are identified, a reserve is recorded to adjust their carrying value to their estimated net realizable value. The reserve was $0.4 million and $0.5 million at December 31, 2012 and 2011, respectively.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of individual assets or classes of assets as follows:

Years
Items in service	2 – 7
Equipment, laundry facility equipment and furniture	3 - 20
Vehicles	5
Computer equipment	3
Computer software	3 - 7
Building and leasehold improvements	1 - 40

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

Long-lived Assets

The Company recognizes losses related to the impairment of long-lived assets when the carrying amount is deemed to be not recoverable or exceeds its fair value. When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, management of the Company evaluates recoverability by comparing the carrying value of the assets to projected future cash flows, in addition to other qualitative and quantitative analyses. The Company also performs a periodic assessment of the useful lives assigned to the long-lived assets, as previously discussed.

Purchase Accounting for Business Combinations

The Company acquired four independent businesses and purchased the remaining non-controlling interest in one of its subsidiaries during the year ended December 31, 2012 and acquired sixty-three franchises and independent businesses during the year ended December 31, 2011. The Company accounts for these acquisitions by allocating the fair value of the consideration transferred to the fair value of the assets acquired and liabilities assumed on the date of the acquisition and any remaining difference is recorded as goodwill. Adjustments may be made to the preliminary purchase price allocation when facts and circumstances that existed on the date of the acquisition surface during the allocation period subsequent to the preliminary purchase price allocation, not to exceed one year from the date of acquisition. Contingent consideration is recorded at fair value based on the facts and circumstances on the date of the acquisition and any subsequent changes in the fair value are recorded through earnings each reporting period. Transactions that occur in conjunction with or subsequent to the closing date of the acquisition are evaluated and accounted for based on the facts and substance of the transactions.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets and liabilities assumed in a business combination. Identifiable intangible assets include customer relationships, non-compete agreements, trade names and trademarks, and formulas. The fair value of these intangible assets at the time of acquisition is estimated based upon various valuation techniques including replacement cost and discounted future cash flow projections. Goodwill and those intangible assets deemed to have indefinite lives are not amortized. Customer relationships are amortized on a straight-line basis over the expected average life of the acquired accounts, which is typically five to ten years based upon a number of factors, including historical longevity of customers and contracts acquired and historical retention rates. The non-compete agreements are amortized on a straight-line basis over the term of the agreements, typically not exceeding five years. Formulas are amortized on a straight-line basis over their estimated useful life of twenty years. Trade names and trademarks are considered to be indefinite lived intangible assets unless specific evidence exists that a shorter life is more appropriate.

The Company tests goodwill and indefinite lived intangible assets for impairment annually, or more frequently if indicators for potential impairment exist. Impairment testing is performed at the reporting unit level which is defined under generally accepted accounting principle as either the equivalent to, or one level below, an operating segment. The test to evaluate for impairment begins with an assessment of qualitative factors to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying value of the reporting unit. If the fair value of the reporting unit is less than its carrying value, the Company will perform a second step to determine the implied fair value of goodwill associated with that reporting unit. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment.

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

Management also assesses the useful lives assigned to its separately identifiable intangible assets with finite lives and utilizes a discounted cash flow technique to estimate the initial fair value of these assets. Expected cash flows were based on historical customer growth, including attrition, continued long-term growth of the business, and the business use of the related assets. Management therefore periodically reviews the performance of acquired customers in relation to the assumptions used to estimate the original value for these assets. Discount rates used for the initial analysis reflect a weighted average cost of capital based on industry and capital structure adjusted for equity risk and size risk premiums.

Foreign Currency Translation

Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. The effect of exchange rate fluctuations on translation of assets and liabilities at the balance sheet date are recorded as a component of equity within accumulated other comprehensive (loss) income. Results of operations for foreign operations are translated using the average exchange rates throughout the period. During the years ended December 31, 2012, 2011 and 2010, the Company recorded realized net gains (losses) of ($0.0) million, $0.1  million and $0.9 million, respectively, on the Consolidated Statement of Operations. The gains were primarily due to the sale of cash held in Canadian dollars for U.S. dollars at favorable conversion rates.

Financial Instruments

The Company’s financial instruments, which may expose the Company to concentrations of credit risk, include cash and cash equivalents, accounts receivable, accounts payable, and debt. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. As of December 31, 2012 and 2011, the Company had $62.0 million and $60.9 million respectively, of cash held in bank accounts above Federal Deposit Insurance Corporation limits and $0.3 million and $2.6 million, respectively, of cash held in Canadian bank accounts above Canada Deposit Insurance Corporation limits. The carrying amounts of cash, and accounts receivable and accounts payable approximate fair value due to the short maturity of these instruments. The fair value of the Company’s debt is estimated based on the current borrowing rates available to the Company for bank loans with similar terms and maturities and approximates the carrying value of these liabilities. Certain convertible promissory notes are recorded at fair value during 2012 and 2011. See Note 8, "Long Term Debt and Obligations."

Revenue Recognition

Revenue from product sales and service is recognized when services are performed or the product is delivered to the customer.  The Company may enter into multiple deliverable agreements with customers that outline the scope and frequency of services to be provided as well as the consumable products to be delivered.  These deliverables are considered to be separate units of accounting as defined by Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition – Multiple-Element Arrangements. The timing of the delivery and performance of service is concurrent and ongoing and there are no contingent deliverables.

The Company’s sales policies provide for limited rights and, during the fiscal years 2012, 2011, and 2010, product returns were insignificant. The Company records estimated reductions to revenue for customer programs and incentive offerings, including pricing arrangements, promotions and other volume-based incentives at the time the sale is recorded. The company also records estimated reserves for anticipated uncollectible accounts and for product returns and credits at the time of sale.

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

The Company’s policy is to evaluate uncertain tax positions under ASC 740-10, Income Taxes.  As of December 31, 2012 and 2011, the Company has not identified any uncertain tax positions requiring recognition in the accompanying consolidated financial statements.

(Loss) Earnings per Common Share

Basic net loss from continuing operations and basic net loss from discontinued operations attributable to common stockholders per share is computed by dividing the applicable net loss by the weighted average number of common shares outstanding during the period. Diluted net loss from continuing operations per share was the same as basic net loss from continuing operations attributable to common stockholders per share for all periods presented, since the effects of any potentially dilutive securities are excluded as they are antidilutive due to the Company’s net losses. Diluted net earnings per share from discontinued operations was calculated in the same manner as diluted net loss from continuing operations per share in accordance with ASC 260, Earnings per Share.

Comprehensive Loss

Comprehensive loss includes net loss, foreign currency translation adjustments and an employee benefit plan adjustment consisting of changes to unrecognized pension actuarial gains and losses, net of tax.

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

Level 1 :  “Inputs that are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.” Active markets are those in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Instruments classified as Level 1 consist of financial instruments such as listed equities and fixed income securities.

Level 2 :  “Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.” The Company does not have any Level 2 financial instruments as of December 31, 2012 and 2011.

Level 3 :  “Unobservable inputs for the asset or liability.” These are inputs for which there is no market data available or observable inputs that are adjusted using Level 3 assumptions. Instruments classified as Level 3 at December 31, 2012 and 2011 include certain convertible promissory notes and a certain guarantee, which are not publically traded and have unobservable inputs. (See Note 8)

There have been no significant transfers into or between Level 1, Level 2 and Level 3 financial instruments during the years ended December 31, 2012 and 2011.

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

Recently Adopted Accounting Pronouncements

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

Newly Issued Accounting Pronouncements

 Comprehensive Income:  In February 2013, the FASB issued ASU 2013-02 which requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the accompanying notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, companies are required to cross-reference to other disclosures that provide additional detail on those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012.   The Company is evaluating this accounting standard update and does not expect it to have a significant impact on its financial statement disclosures.

NOTE 3 — DISCONTINUED OPERATIONS AND SALE OF WASTE SEGMENT

On March 1, 2011, we closed the acquisition of Choice for total consideration of $95.8 million consisting of 8,281,920 shares of our common stock valued at $48.8 million, the assumption of $1.7 million of debt, and a cash payment of $45.3 million.  A portion of this cash payment was made directly to the holders of Choice debt.  In addition, in connection with the extinguishment of this debt, the Company paid $1.5 million as a prepayment penalty.

On November 15, 2012, the Company completed a stock sale of Choice, and other acquired businesses, including Lawson, Central/CCI and FSR Transporting and Crane Services, Inc., that comprised the Waste segment to Waste Services of Florida, Inc. for $123.3 million resulting in a gain of $13.8 million net of tax. The stock purchase agreement stipulates customary purchase price adjustments related to closing balance sheet working capital targets and in addition, that $12.5 million of the purchase price consideration will be reserved and held back in escrow by the purchaser ("the holdback amount") and paid subject to financial adjustments regarding defined long-term assets and 2012 third quarter EBITDA targets. Management has recorded the holdback amount in the calculation of the gain on sale of the Waste segment and the amount is classified on the balance sheet as "Accounts receivable due from sale of discontinued operations" at December 31, 2012. Proceeds from the holdback are expected to be received during the first half of 2013.

The following table presents summarized operating results for these discontinued operations for the fiscal years ended 2012, 2011 and 2010.

	2012	2011	2010
Revenue	$60,874	$59,367	$-
Net income (loss) after taxes and 2012 gain on disposal of $13.8 million	$7,599	$(623)	$-

The $1.5 million pre-payment penalty discussed above is included in loss from discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2011. Any corporate management overhead charged to the Waste segment in prior year filings has been included in continuing operations as the amounts are not expected to change as a result of the sale of the Waste segment.

Components of Assets and Liabilities from discontinued operations consist of the following as of December 31, 2011:

2011

Current assets:
Accounts Receivable	$5,646
Inventory	88
Other	803
Total current assets from discontinued operations	$6,537

Noncurrent assets:
Property and equipment, net	$32,663
Goodwill	53,324
Other intangibles, net	48,308
Other	894
Total noncurrent assets from discontinued operations	$135,189

Total assets from discontinued operations	$141,726

Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$7,276
Short term obligations	530
Total current liabilities from discontinued operations	$7,806

Noncurrent liabilities:
Long term obligations	$3,990
Deferred tax liabilities	21,791
Total noncurrent liabilities from discontinued operations	$25,781

Total liabilities from discontinued operations	$33,587

At December 31, 2011, total assets and liabilities from discontinued operations were classified as current based on the disposition date occurring one year from that balance sheet date.

 NOTE 4 — ACQUISITIONS AND OTHER DISPOSITIONS

During the fiscal year ended December 31, 2012, the Company acquired four independent businesses and purchased the remaining non-controlling interest in one of its subsidiaries. The results of operations of these acquisitions have been included in the Company's Consolidated Statements of Operations and Comprehensive Loss and include $3.1 million in revenue and the related loss was insignificant to the Company's overall net loss from continuing operations. None of these acquisitions were significant individually or in the aggregate to the Company's consolidated financial results and therefore, supplemental pro forma financial information is not presented.

The following table summarizes the current estimated aggregate fair values of the assets acquired and liabilities assumed at the date of acquisition for the acquisitions made during each of the three years ended December 31, 2012, excluding the Waste segment:

	2012	2011	2010
Number of businesses acquired	4	59	9

Net assets acquired:
Cash and cash equivalents	$-	$122	$-
Accounts receivable and other assets	263	7,210	1,276
Inventory	86	9,304	605
Property and equipment	2,085	19,446	884
Other intangibles
Customer relationships	1,276	41,701	4,121
Non-compete agreements	120	6,480	1,447
Trademarks	130	2,090	-
Formulas	-	5,000	-
Accounts payable and accrued expenses	(42)	(12,013)	-
Deferred income tax liabilities	-	-	(1,856)
Total net assets acquired	3,918	79,340	6,477
Goodwill	1,550	76,270	11,307
Gain from bargain purchase	-	(4,359)	-
Total purchase price	5,468	151,251	17,784
Less: debt issued or assumed	(1,121)	(24,457)	(12,883)
Less: cash held back	-	(2,725)	-
Less: issuance of shares	(37)	(45,509)	-
Less: contingent considerations	-	(1,254)	-
Less: non-controlling interests	-	(29)	-
Less: earn-outs	-	(350)	-

Cash Paid	4,310	76,927	4,901
Cash paid for disposed business	-	45,013	-
Cash Paid	$4,310	$121,940	$4,901

In connection with 2011 acquisitions, the Company entered into certain contingent earn-out agreements. These agreements consisted of earn-out obligations, which are based on the achievement of negotiated levels of performance by two of our acquired businesses. One earn-out was settled in 2012 at a fair value of $0.3 million, while the second earn-out is expected to be settled with quarterly payments through December 31, 2013. Contingent consideration consists of stock price protection guarantees on three acquisitions and is recorded at fair value at the date of acquisition and remeasured to fair value in each subsequent period. The first was settled in June 2011 for $0.9 million, the second was settled for $1.3 million in May 2011, and the third was settled at $0.1 million in May 2011.

In 2011, the Company paid $77.0 million for acquisitions related to continuing operations and an additional $45.0 million related to the Choice acquisition.

2011 Gain on Bargain Purchase

During the year ended December 31, 2011, the Company recorded income of $4.4 million in the accompanying Consolidated Statements of Operations and Comprehensive Loss as a "Gain from bargain purchase" resulting from the Company's acquisition of J.F. Daley International, LTD. (a chemical manufacturer, referred to as "Daley"). The Company recognized the gain on bargain purchase in accordance with Accounting Standards Codification 805, and particularly sections 805-30-25 and 805-30-30 (collectively, "ASC 805"), based on its analysis described below.

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

Other Dispositions

During the fourth quarter of 2012, the Company completed a $2.6 million asset sale of a non-core business.  The sale did not have a significant impact on the Consolidated Financial Statements but did result in the related derecognition of net assets including $1.2 million of goodwill and $1.5 million of other intangible assets.

NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets have been recognized in connection with the Company’s acquisitions and substantially all of the balance is expected to be fully deductible for income tax purposes over 15 years.  Changes in the carrying amount of goodwill and other intangibles during the years ended December 31, 2012 and 2011 were as follows:

Goodwill

	2012	2011
Gross balance- beginning	$106,906	$30,530
Acquisitions/additions	1,550	76,270
Dispositions	(1,228)	-
Foreign exchange	0	106

Gross balance – ending	$107,228	$106,906
Accumulated impairment loss	(870)	(870)
Net balance – ending	$106,358	$106,036

The Company completed its annual impairment test for goodwill and indefinite lived intangible assets in the fourth quarter of 2012 which included the determination of the estimated fair value of the Company’s reporting units. As a result of our tests during 2012, the Company was not required to recognize any impairment of its goodwill or infinite lived intangible assets. The Company will continue to perform future impairment tests annually and more often if indicators of potential impairment exist.

Other Intangible Assets

	Weighted-average
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization	Net
At December 31, 2012
Customer relationships	9	$53,312	$(16,542)	$36,770
Non-compete agreements	4	9,704	(4,728)	4,976
Formulas	20	4,544	(318)	4,226
Trademarks	(A)	2,189	(340)	1,849
Total		$69,749	$(21,928)	$47,821

	Weighted-average
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization	Net
At December 31, 2011
Customer relationships	9	$53,560	$(10,407)	$43,153
Non-compete agreements	4	9,546	(2,612)	6,934
Formulas	20	5,000	(106)	4,894
Trademarks	(A)	2,090	(113)	1,977
Total		$70,196	$(13,238)	$56,958

(A) Indefinite or estimated useful life, if determinable.

The fair value of the customer relationships acquired is based on future discounted cash flows expected to be generated from those customers. These customer relationships will be amortized on a straight-line basis over five to ten years, which is primarily based on historical customer attrition rates.  The fair value of the non-compete agreements will be amortized on a straight-line basis over the length of the agreements, typically with terms of five years or less.  The fair value of formulas is amortized on a straight-line basis over twenty years.  As of December 31, 2012, all trademarks and trade names are considered indefinite lived intangibles. During 2012, the Company also conducted an impairment analysis with respect to finite lived intangible assets and as a result, $0.5 million in impairment losses related to Customer relationships was recognized in 2012 and included in other income expense.  The loss relates to four individual acquisitions where the actual customer attrition was in excess of estimated attrition rates for unrelated reasons. During the year ended December 31, 2012, intangible asset impairment loss of $0.5 million was recognized. There were no impairments recognized for the years ended December 31, 2011 and 2010.

Amortization expense was $8.8 million, $6.1 million, and $1.5 million for the fiscal years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012, estimated future amortization of separately identifiable intangibles for each of the next five years and thereafter is: 2013 -$8.3 million, 2014 - $7.9 million, 2015 - $6.7 million, 2016 - $4.4 million, 2017 - $3.7 million, thereafter - $16.8 million.

NOTE 6 — INVENTORY

Inventory is comprised of the following components at December 31, 2012 and 2011:

	2012	2011
Finished goods	$11,595	$12,231
Raw materials	3,202	3,105
Work in process	530	353

Total	$15,327	$15,689

NOTE 7 — PROPERTY AND EQUIPMENT

Property and equipment, net as of December 31, 2012 and 2011 consist of the following:

	2012	2011
Items in service	$43,253	$28,708
Equipment, laundry facility equipment and furniture	12,294	9,122
Vehicles	3,132	3,402
Computer equipment	3,072	1,634
Computer software	7,971	7,188
Building and leasehold improvements	5,823	5,919
	75,545	55,973
Less: accumulated depreciation and amortization	(27,197)	(17,019)

Property and equipment, net	$48,348	$38,954

Depreciation and amortization expense on property and equipment for the years ended December 2012, 2011, and 2010 was $12.3 million, $6.5 million, and $3.4 million, respectively. The cost and accumulated depreciation of fully depreciated assets are removed from the accounts when assets are disposed.

As of December 31, 2012 and 2011, computer software includes costs of $6.5 million and $5.5 million, respectively, for upgrades to our enterprise risk management system and the development of our technology platform for field service operations, accounting, billing and collections. The accumulated depreciation was $3.4 million and $2.5 million as of December 31, 2012 and 2011, respectively. The weighted average amortization period for capitalized software costs is 7 years. Depreciation and amortization expense for capitalized computer software costs was $0.9 million, $0.7 million, and $0.9 million during the years ended December 31, 2012, 2011, and 2010, respectively. At December 31, 2012, estimated amortization of computer software costs for each of the next five years is: 2013 -$0.9 million, 2014 - $0.9 million, 2015 - $0.6 million, 2016 - $0.4 million, and $0.3 million thereafter.

As of December 31, 2012, property and equipment includes $3.2 million recorded capital leases with $2.4 million in accumulated depreciation. The gross amount of property and equipment recorded under capital leases consists of $2.4 million in computers and $0.8 million in dish machines.  As of December 31, 2011, property and equipment includes $3.0 million recorded capital leases with $2.1 million in accumulated depreciation. The gross amount of property and equipment recorded under capital leases consists of $2.2 million in computers and $0.8 million in dish machines.

NOTE 8 — LONG-TERM DEBT AND OBLIGATIONS

The major components of debt as of December 31, 2012 and 2011 consist of the following:

	2012	2011
$100 million line of credit agreement dated March 2011, maturing in July 2013,
interest rate of 2. 7% and 2.8% at December 31, 2012 and December 31, 2011 respectively	$-	$25,000
Acquisition related notes payables	3,909	7,675
Capital lease obligations	2,431	15,562
Convertible promissory notes, 4% Notes at various dates through September 30, 2016	8,089	12,596
Total debt and obligations	14,429	60,833
Amounts due within one year	(9,145)	(13,566)

Long-term debt and obligations	$5,284	$47,267

At December 31, 2012, principal debt payments due for each of the next five years and thereafter are: 2013 -$9.1 million, 2014 - $2.9 million, 2015 - $1.1 million, 2016 - $0.5 million, and thereafter – $0.8 million.

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

Borrowings under the Credit Facility were secured by a first priority lien on substantially all existing and subsequently acquired assets, including $25.0 million of cash on borrowings in excess of $75.0 million. Furthermore, borrowings under the facility were guaranteed by all domestic subsidiaries and secured by substantially all assets and stock of domestic subsidiaries and substantially all stock of foreign subsidiaries. Interest on borrowings under the Credit Facility typically accrues at London Interbank Offered Rate (“LIBOR”) plus 2.5% to 4.0%, depending on the ratio of senior debt to “Adjusted EBITDA” (as such term is defined in the credit facility, which included specified adjustments and allowances authorized by the lender). During 2011, interest accrued based on LIBOR plus 2.5%. The Company also had the option to request swingline loans and borrowings using a base rate. Interest was payable monthly or quarterly on all outstanding borrowings.

Borrowings and availability under the Credit Facility were subject to compliance with financial covenants, including achieving specified consolidated Adjusted EBITDA levels and maintaining leverage and coverage ratios and a minimum liquidity requirement. The consolidated Adjusted EBITDA covenant, the leverage and coverage ratios, and the minimum liquidity requirements should not be considered indicative of expectations regarding future performance. The Credit Facility also placed restrictions on our ability to incur additional indebtedness, to make certain acquisitions, to create liens or other encumbrances, to sell or otherwise dispose of assets, and to merge or consolidate with other entities or enter into a change of control transaction.

In August 2011, the Company entered into an amendment to the Credit Facility that modified the covenants, including an increase in permitted new indebtedness to $40.0 million. Failure to achieve or maintain the financial covenants in the credit facility or failure to comply with one or more of the operational covenants could have adversely affected the Company’s ability to borrow monies and could have resulted in a default under the Credit Facility. The Credit Facility was subject to other standard default provisions.

During 2012, we amended our Credit Facility with Wells Fargo Bank, National Association on each of April 12, 2012, May 15, 2012, June 28, 2012, July 30, 2012, August 31, 2012, September 27, 2012, and October 31, 2012, in each case, primarily to extend the dates by which we were required to file our 2011 Form 10-K and Forms 10-Q for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012 and to avoid potential defaults for not timely filing these reports. In addition, the August 31, 2012 amendment reduced the Company’s maximum borrowing limit to $50.0 million, provided that the Company met certain borrowing base requirements. The September 27, 2012 amendment further reduced the Company’s maximum borrowing limit to $25.0 million, provided that the Company met certain modified borrowing base requirements. The October 31, 2012 amendment required the Company to place certain amounts in a collateral account under the sole control of the administrative agent to meet the Company’s unencumbered liquidity requirements. In connection with the sale of our Waste segment on November 15, 2012, as discussed in Note 3 “Discontinued Operations and Sale of Waste Segment”, we paid off the Credit Facility which resulted in its termination.

Equipment Financing

In August 2011, the Company entered into an agreement, which provided financing up to $16.4 million for new and used trucks, carts, compactors, and containers for the Waste segment. The financing consisted  of one or more fixed rate loans that had a term of five years. The interest rate for borrowings under this facility was determined at the time of each such borrowing and was based on a spread over the five year U.S. swap rate. The commitment letter had an expiration date of February 2012, with a renewal option of six months, if approved. During 2011, the Company made borrowings of $8.9 million at an average interest rate of 3.55%.  Separately in August 2011, the Company entered into an agreement to finance new and replacement vehicles for its fleet that allowed for one or more fixed rate loans totaling, in the aggregate, no more than $18.6 million. The commitment, which expired in June 2012, was secured by Waste segment’s vehicles and containers. The interest rate for borrowings under this facility were determined at the time of the loan and were based on a spread above the U.S. swap rate for the applicable term, either four or five years. Borrowings under this loan commitment were subject to the same financial covenants as the above $100.0 million credit facility. Borrowings under these agreements were subsequently paid off using proceeds from the disposition of the Waste segment as discussed in Note 3, “Discontinued Operations and Sale of the Waste Segment”.

In addition, in August 2011, the Company obtained an additional line of credit of $25.0 million for new and replacement vehicles for its fleet and obtained a commitment letter to finance information technology and related equipment not to exceed $2.5 million. The interest rate and term for each fixed rate loans were determined at the time of each such borrowing and were based on a spread over the U.S. swap rate for the applicable term. The commitment expires in August 2014. During 2012, there were no borrowings under these agreements.

Acquisition-Related Notes Payable

In connection with certain acquisitions, the Company incurred or assumed notes payable as part of the purchase price. Two of the seller notes payable totaling $3.1 million are secured by letters of credit and the remaining notes payable are secured by the Company. At December 31, 2012 and 2011, these obligations bore interest at rates ranging between 2.5% and 4.5% and mature at various dates through 2019.

Capital lease obligations

The Company has entered into capitalized lease obligations with third party finance companies to finance the cost of certain ware washing equipment. At December 31, 2012 and 2011, these obligations bore interest at rates ranging between 3.0% and 10.3%.

In connection with the acquisition of Choice, we entered into capital leases that had initial terms of five or ten years with companies owned by shareholders of Choice, to finance the cost of leasing office buildings and properties, including warehouses.  The Company sold its Waste segment during the fourth quarter of 2012, as more fully described in Note 3 “Discontinued Operations and Sale of Waste Segment” and in connection therewith, transferred all remaining capital lease obligations to the buyers.

Convertible promissory notes

During 2011 and 2010, the Company issued nine convertible promissory notes with an aggregate principal value of $17.5 million, as part of total consideration paid for acquisitions that were recorded at fair value on the date of issuance. Seven of these notes were converted by the holder at fixed conversion prices between $3.81 and $5.68.  The other two notes were called by the Company and settled with shares at trading prices of $3.54 and $3.74.  In the aggregate the Company issued 4,069,773 shares of common stock and paid $0.8 million cash in connection with the settlement of these transactions.

During 2012 and 2011, the Company issued eighteen convertible promissory notes with an aggregate principal value of $10.9 million as part of total consideration paid for acquisitions that were recorded at fair value on the date of issuance. The Company makes quarterly cash payments through each note’s maturity date, which are currently approximately $1.0 million in the aggregate. The ability to settle these notes with shares exist at the Company’s election into a maximum of 2,823,853 shares of common stock. The Company may settle these notes at any time prior to and including the maturity date any portion of the outstanding principal amount, plus accrued interest in a combination of cash and shares of common stock. To the extent that the Company’s common stock is part of such settlement, the settlement price is the most recent closing price of the Company’s common stock on the trading day prior to the date of settlement. Athough none of these notes have been settled to date with shares, if all notes outstanding at December 31, 2012 were to be settled with shares, the Company would issue approximately 2,823,853 shares of common stock. These notes do not require remeasurement to fair value after the business combination dates.

During 2011, the Company issued two convertible promissory notes with an aggregate principal value of $3.4 million as part of total consideration paid for acquisitions and were recorded at fair value on the date of issuance, maturing in 2012 and 2013. The holder may convert all or a portion of the principal and interest into shares of the Company’s common stock at any time, but not later than the maturity date at a fixed conversion rate of $5.00 per share. In addition, the Company may deliver at any time prior to and including the maturity date any portion of the outstanding principal and accrued interest in shares of common stock. The conversion price at which the principal and accrued interest subject to settlement would be converted to common stock is the lesser of (i) the volume weighted average price for the five trading days on NASDAQ immediately prior to the date of conversion, and (ii) the fixed conversion rate; provided, however, that the closing price per share of common stock as reported on NASDAQ on the trading day immediately preceding the date of conversion is not less than $5.00. The notes are convertible by the holder into a maximum 675,040 shares of the Company’s common stock. If these notes were converted at December 31, 2012, the Company would issue approximately 563,792 shares of the Company’s common stock. The Company records these notes at fair value and adjusts their carrying value to fair value at each subsequent period.

Fair value measurements

The fair value of the above convertible promissory notes issued as part of business combinations is based primarily on a Black-Scholes pricing model. The significant management assumptions and estimates used in determining the fair value include the expected term and volatility of the Company’s common stock. The expected volatility is based on an analysis of industry peer’s historical stock price over the term of the notes as the Company currently does not have sufficient history of its own stock volatility, which was estimated at approximately 25.0%. Subsequent changes in the fair value of the instruments that are required to be adjusted to fair value at each subsequent measurement date are recorded in other expenses, net on the Consolidated Statements of Operations. Future movement in the market price of the Company’s stock could significantly change the fair value of these instruments and impact our earnings.

The convertible promissory notes are Level 3 financial instruments since they are not traded on an active market and there are unobservable inputs, such as expected volatility used to determine the fair value of these instruments.

In addition, during 2011, the Company issued an earn-out that was to be settled in up to 90,909 shares held in escrow within one year from the date of acquisition or once the acquired business’s revenue achieves an agreed upon level. In 2012, the Company released from escrow all 90,909 shares to the sellers. The following table is a reconciliation of changes in fair value of the notes and contingent earn-outs that are required to be marked to market each subsequent reporting period under generally acceptable accounting principles, and have been classified as Level 3 in the fair value hierarchy for the years ended December 31, 2012 and 2011 (See Note 2, “Summary of Significant Accounting Policies” for further discussion of the fair value hierarchy utilized):

	2012	2011

Balance at beginning of period	$3,129	$5,771
Issuance of convertible promissory notes and earn-out	-	13,071
Settlement/conversion of convertible promissory notes	94	(20,371)
Net (gain) losses included in earnings	(66)	4,658

Balance at end of period	$3,157	$3,129

The amount of gains included in earnings attributable
to the change in gains relating to liabilities still held
at the end of the period	$71	$485

The above balance represents the value of convertible notes that are subject to continual remeasurement and mark to market accounting and is included in the $8.1 million balance for all of the Company's convertible promissory notes at December 31, 2012.

NOTE 9 — ADVANCES FROM SHAREHOLDERS

In August 2010, the Company borrowed $2.0 million for working capital purposes, pursuant to an unsecured note payable to one of its shareholders that bears interest at the short-term Applicable Federal Rate. The note was paid in full following the sale of the Waste segment which is discussed in Note 3 “Discontinued Operations and Sale of Waste Segment”. As of the date of the Merger, the Company had borrowed $21.4 million under an unsecured note payable to one of its shareholders. The note bore interest at the one month LIBOR plus 2.0%. Interest accrued on the note was included in accrued expenses and was $0.8 million as of the date of the Merger. These advances plus accrued interest were converted into equity upon completion of the Merger.

The Company borrowed $1.3 million from one of its shareholders pursuant to an unsecured note that bore interest at the short-term Applicable Federal Rate. These funds were used to make certain acquisitions made by the Company prior to the Merger. The note matured at the effective time of the Merger and was repaid to the shareholder in connection with the closing.

NOTE 10 —OTHER RELATED PARTY TRANSACTIONS

The Company agreed to pay an entity, related by common ownership with one of the shareholders, a fee for services provided, including product development, marketing and branding strategy, and management advisory services.  Service fees paid during fiscal years 2012, 2011 and 2010 were $0.0 million, $0.1 million, and $0.0 million, respectively.

The Company paid fees for training course development and utilization of the delivery platform from a company, the majority of which is owned by a partnership in which a shareholder and another director have a controlling interest.  Fees paid during fiscal years 2012, 2011 and 2010 were $0.1 million, $0.2 million and $0.1 million, respectively.

The Company purchased chemical products from two entities owned, in full or in part, by a Company employee. Purchases were $7.4 million, $4.0 million and $0.0 million for the fiscal years ended 2012, 2011 and 2010, respectively.  At December 31, 2012 and 2011, the Company has $0.5 million and $1.1 million included in accounts payable to these entities, respectively.  At December 31, 2012 and December 31, 2011, the Company had receivable balances of $0.0 million and $2.1 million due from former owners of two acquisitions.

During the year ended December 31, 2012, the Company was obligated to make lease payments pursuant to certain real property and equipment lease agreements with employees that were former owners of acquired companies. During 2012, 2011 and 2010 the Company paid $1.3 million, $0.7 million and $0.0 million, respectively, related to these leases.

In connection with the acquisition of Choice, we entered into capital leases that have initial terms of five or ten years with companies owned by shareholders of Choice, to finance the cost of leasing office buildings and properties, including warehouses.  The Company sold its Waste segment, which consists principally of Choice, during the fourth quarter of 2012, as more fully described in Note 3 “Discontinued Operations and Sale of Waste Segment” and in connection therewith, transferred all remaining capital lease obligations to the buyers.

NOTE 11 — INCOME TAXES

Net loss from continuing operations before income taxes for the years ended December 31, 2012 and 2011 includes:

	2012	2011

Domestic	$(61,400)	$(41,064)
Foreign	(622)	(275)

Net loss from continuing operations before tax	$(62,022)	$(41,339)

The components of the provision for income taxes on continuing operations for the years ended December 31, 2012 and 2011 includes:

	2012	2011

Current Federal, state and foreign	$383	$100
Deferred:
Federal and state	18,565	(16,542)
Foreign	(195)	(174)
Total provision for income tax	$18,753	$(16,616)

A reconciliation of the statutory U.S. Federal income tax rate to the Company’s effective income tax rate applicable to continuing operations for the year ended December 31, 2012 and December 31, 2011 is as follows:

	2012	2011

U.S. Federal statutory rate	35%	35%
State and local taxes, net of Federal benefit	3	3
Debt Conversion Costs	-	(4)
Non-deductible merger expenses	-	(1)
Change in valuation allowance	(68)	7

Effective income tax rate	(30)%	40%

Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets and liabilities from continuing operations are as follows:

	2012	2011
Deferred tax assets
Net operating loss carryforward	$20,217	$17,492
Basis difference in other intangible assets	654	-
Stock based compensation	2,921	1,597
Allowance for uncollectible receivables	953	944
Other	588	810
Total deferred income tax assets	25,333	20,843
Valuation allowance	13,158	-
Net deferred tax assets	12,175	20,843

Deferred tax liabilities
Basis difference in property and equipment	12,017	2,306
Basis difference in goodwill	2,836	972
Basis difference in other intangibles	-	1,666
Total deferred tax liabilities	14,853	4,944

Total net deferred income tax assets/(liabilities)	$(2,678)	$15,899

The total net deferred income tax asset of $15.9 million as of December 31, 2011 is classified between non-current assets of $14.6 million and other current assets of $1.3 million which have been adjusted accordingly to reflect those of continuing operations only.  All other deferred tax assets and liabilities associated with the waste business segment are now reflected in discontinued operations.  All income tax expense/benefit related to discontinued operations has been reflected as such in the Consolidated Statement of Operations and Comprehensive Loss.

The net deferred income tax liability of $2.7 million as of December 31, 2012 consists of the current assets of $2.0 million and non-current liability of $4.7 million.

The Company has incurred significant net losses for financial reporting purposes. Recognition of deferred tax assets will require generation of future taxable income. A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In addition, during the twelve month period ended December 31, 2012, management concluded that the likelihood of realization of the benefits associated with its U.S. deferred tax assets does not reach the level of more likely than not.  As a result, management has established a full valuation allowance on all U.S. deferred tax assets as of at December 31, 2012. The need for a valuation allowance results from the operating losses incurred and the recognition of the deferred tax liabilities associated with the sale of the Waste segment on November 15, 2012. The $22 million of deferred tax liabilities associated with the waste segment have been reflected in the assets held for sale in the balance sheet ended December 31, 2011. As of each reporting date, management will consider new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets.  The Company does not consider the deferred tax liabilities related to indefinite lived intangible assets when determining the need for a valuation allowance.

At December 31, 2012 and 2011, net operating loss (“NOL”) carryforwards for federal income tax purposes were $52.3 million and $62.6 million. The Federal NOL’s  will begin to expire in 2030 and the various state NOL’s will begin to expire between the years 2025 and 2030.

We have no uncertain tax positions recorded, therefore, there would be no impact to the effective tax rate. The Company includes interest and penalties accrued in the Consolidated Financial Statements as a component of interest expense. No significant amounts were required to be recorded as of December 31, 2012 and 2011. The tax years ended December 31, 2010 through December 31, 2012 are considered to be open under statute and therefore may be subject to examination by the Internal Revenue Service and various state jurisdictions. We do not expect  the  unrecognized tax benefits to change significantly  over the next 12 months.

NOTE 12 — EQUITY MATTERS

Private Placements

On March 1, 2011, in connection with the closing of the Choice acquisition, the 12,262,500 Subscription Receipts were exchanged for 12,262,500 shares of our common stock. As part of this transaction, we received cash of $56.3 million, net of issuance costs paid in cash of approximately $0.2 million.

On March 22, 2011, we entered into a series of arm's length securities purchase agreements to sell 12,000,000 shares of our common stock at a price of $5.00 per share, for net proceeds of $59.8 million to certain funds of a global financial institution (the "March Private Placement"). On March 23, 2011, we closed the March Private Placement and issued 12,000,000 shares of our common stock. Pursuant to the securities purchase agreements, the shares of common stock issued in the March Private Placement could not be transferred on or before June 24, 2011 without our consent. We agreed to use our commercially reasonable efforts to file a resale registration statement with the SEC relating to the shares of common stock sold in the March Private Placement. If the registration statement was not filed or declared effective within specified time periods , the investors would have been, or if the registration statement ceases to remain effective for a period of time exceeding a sixty day grace period, the investors will be entitled to receive monthly liquidated damages in cash equal to one percent of the original offering price for each share purchased in the private placement that at such time remain subject to resale restrictions, with an interest rate of one percent per month accruing daily for liquidating damages not paid in full within ten business days. On April 21, 2011, the SEC declared effective, a resale registration statement relating to the 12,000,000 shares issued in the March Private Placement. The registration statement, including post-effective amendments to the registration statement, remained effective through April 12, 2012. As a result of not timely filing our Annual Report on Form 10-K for the year ended December 31, 2011, the registration statement relating to shares issued in the March Private Placement is not effective, and as such we may be subject to liability under the penalty provision. See Note 15, Commitments and Contingencies.

On April 15, 2011, we entered into a series of arm's length securities purchase agreements to sell 9,857,143 shares of our common stock at a price of $7.70 per share, for net proceeds of $75.1 million to certain funds of a global financial institution (the "April Private Placement"). On April 19, 2011, we closed the April Private Placement and issued 9,857,143 shares of our common stock. Pursuant to the securities purchase agreements, the shares of common stock issued in the April Private Placement could not be transferred on or before June 24, 2011 without our consent. We agreed to use commercially reasonable efforts to file a resale registration statement with the SEC relating to the shares of common stock sold in the April Private Placement. If the registration statement was not filed or declared effective within the specified time periods the investors would have been, or if the registration statement ceases to remain effective for a period of time exceeding certain grace periods, the investors will be entitled to receive liquidated damages in cash equal to one percent of the original offering price for each share purchased in the April Private Placement that at such time cannot be sold by the investor. On August 12, 2011, the SEC declared effective, a resale registration statement relating to the 9,857,143 shares issued in the April Private Placement. The registration statement, including post-effective amendments to the registration statement, remained effective through April 12, 2012. As a result of not timely filing our Annual Report on Form 10-K for the year ended December 31, 2011, the registration statement relating to shares issued in the April Private Placement is not effective, and as such we may be subject to liability under the penalty provision. See Note 15, Commitments and Contingencies.

Comprehensive Income

A summary of the changes in each component of accumulated other comprehensive (loss) income, for the years ended December 31, is provided below:

	Foreign exchange	Defined Benefit Plan	Accumulated Other Comprehensive income (loss)
Balance at December 31, 2011	$(58)	$(777)	$(835)
Current period other comprehensive (loss)	(3)	(161)	(164)
Balance at December 31, 2012	$(61)	$(938)	$(999)

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

All options are exercisable at a price equal to the fair market value of the Company’s common stock on the date of grant.  Options generally vest in four equal annual installments beginning on the first anniversary of the grant date and generally expire ten years from the date of grant.  Restricted stock units are issued at the closing market value of the Company’s common stock on the date immediately preceeding the grant and generally vest over four years with the first vesting occurring twelve months after the award and the remaining vesting occurring on the subsequent anniversary dates of the award.  Recipients of both options and restricted stock units may not sell or transfer their shares until the recipient receives the shares underlying the award.

Stock Option Activity

A summary of the Company’s stock option activity and related information for 2012 and 2011 is as follows:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term(in years)	Aggregate Intrinsic Value (in millions)

Balance at December 31, 2010	1,798,542		$2.52
Options granted	2,598,075		$5.70
Options cancelled	(450,293)		$5.65
Options exercised	(705,000)		$0.88
Balance at December 31, 2011	3,241,324		$5.02
Options granted	1,252,116		$2.27
Options cancelled	(1,439,118)		$3.99
Options exercised	-	$

Balance at December 31, 2012	3,054,322		$4.38	6.8	$0.2

Expected to Vest after December 31, 2012	1,058,358		$4.31	8.7	$0.0
Exercisable at December 31, 2012	1,087,366		$4.49	7.0	$0.2

The aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable.

In connection with the Merger, options previously issued by CoolBrands that were outstanding at the date of the Merger were fully vested and all related compensation expense was recognized by CoolBrands prior to November 2, 2010, the Merger date. During 2011, 705,000 options were exercised at a weighted average price of $0.88 and an aggregate intrinsic value of $3.3 million. At December 31, 2011, 175,000 options remain outstanding and exercisable at a weighted average price of $0.49, weighted average remaining contractual life of 1.8 years and an aggregate intrinsic value of $0.6 million. At December 31, 2012, 175,000 options remain outstanding and exercisable at a weighted average price of $0.49, weighted average remaining contractual life of 0.8 years and an aggregate intrinsic value of $0.2 million.

The exercise prices for options granted during 2012 ranged from $1.82 - $3.74 per share.

Restricted Stock Units

A summary of the Company’s restricted stock activity for 2012 and 2011 is as follows:

		Weighted-	Aggregate
	Number of	Average	Intrinsic
	Restricted	Grant Date	Value
	Stock Units	Fair Value	(in millions)

Balance at December 31, 2010	2,357,687	$4.18	$11.2
Granted	1,301,459	$6.00
Vested	(650,955)	$4.18
Forfeited	(259,225)	$4.34
Balance at December 31, 2011	2,748,966	$5.03	$12.7
Granted	89,927	$1.93
Vested	(1,049,962)	$5.25
Forfeited	(891,448)	$4.31

Balance at December 31, 2012	897,483	$5.15	$1.6

The fair value as of the grant date for restricted stock units issued in 2012 ranged from $1.82 - $2.09 and in 2011 ranged from $3.70 - $8.77.

Stock Based Compensation

Stock based compensation cost for stock options as calculated by the Company using Black-Scholes option-pricing model with the following assumptions:

	2012	2011	2010

Expected dividend yield	-	-	-
Risk free interest rate	0.9% - 1.2%	1.2% – 2.5%	1.2% - 2.5%
Expected volatility	30.7%	30.7%	30.7%
Expected life (years)	6.25	6.25	6.25

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

The Company granted 1,252,116 and 2,598,075 stock options during 2012 and 2011, respectively. The weighted-average grant date fair value per share of stock options granted during 2012 and 2011 was $0.72 and $2.02, respectively.

The Company granted 89,927 and 2,502,820 restricted stock units during 2012 and 2011,  respectively.  The weighted average grant date fair market value per share of restricted stock units during 2012 and 2011 was $1.93 and $6.00, respectively.

For the years ending December 31, 2012, 2011 and 2010, the Company recognized stock based compensation expense of $3.5 million, $4.6 million and $0.0 million, respectively, in the Consolidated Statement of Operations for both stock options and restricted stock units.

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

The following table reconciles the changes in benefit obligations and Plan assets as of December 31, 2012 and 2011 and reconciles the funded status to accrued benefit cost at December 31, 2012 and 2011:

Benefit Obligation (In thousands)

At December 31, 2010	$2,509
Interest cost	132
Actuarial loss	615
Benefit payments	(99)

At December 31, 2011	3,157
Interest cost	131
Actuarial loss	239
Benefit payments	(106)

At December 31, 2012	$3,421

Plan Assets (In thousands)

At December 31, 2010	$2,024
Actual return on plan assets	(149)
Employer contributions	57
Benefit payments	(99)

At December 31, 2011	1,833
Actual return on plan assets	196
Employer contributions	122
Benefit payments	(106)

At December 31, 2012	$2,045

As of December 31, 2012 and 2011, the net underfunded status of the defined benefit plan is $1.4 million and $1.3 million, respectively, which is recognized as accrued benefit cost in other long-term liabilities on the Consolidated Financial Statements.  Unrecognized losses recorded in accumulated other comprehensive loss in the consolidated financial statements were $1.0 million and $0.9 million for the periods ended December 31, 2012 and 2011, respectively.  There was an unrecognized gain of $0.1 million recorded in accumulated other comprehensive loss in the consolidated financial statements for the period November 2, 2010 (the date of Merger) through December 31, 2010.

The following table provides the components of the net periodic benefit cost (income) for each of the respective fiscal years:

	2012	2011
	(In thousands)

Interest cost	$131	$132
Expected return on Plan assets	(138)	(150)
Recognized net actuarial (gain) loss	21	-

Net periodic benefit cost (income)	$14	$(18)

The key assumptions used in the measurement of the benefit obligation are the discount rate and the expected return on Plan assets for each of the respective years are:

	2012	2011

Discount rate	3.7%	4.2%
Expected return on Plan assets	7.5%	7.5%

The rate used to discount pension benefit plan liabilities was based on the Citigroup Pension Discount Curve at December 31, 2012 and 2011. The estimated future cash flows for the pension obligation were matched to the corresponding rates on the yield curve to derive a weighted average discount rate.

The expected return on Plan assets was developed by determining projected stock and bond returns and then applying these returns to the target asset allocations of the employee benefit trusts, resulting in a weighted average return on Plan assets. The actual historical returns of the Plan assets were also considered.

Based on the latest actuarial report as of December 31, 2012, the Company expects that there will be minimum regulatory funding requirements of $21,000 that will need to be made during fiscal 2013.

Expected benefit payments under the Plan over future years are:  2013 - $0.1 million, 2014 - $0.1 million, 2015 - $0.1 million, 2016 - $0.1 million, 2017 - $0.1 million, and 2018 to 2022 – $0.8 million.

Plan Assets

The Company’s investment strategy is to obtain the highest possible return commensurate with the level of assumed risk. Investments are well diversified within each of the major asset categories. The Company’s allocation of Plan assets and target allocations are as follows:

	Fair Value Measurements
	Level 1 as of December 31,
	2012	2011
Equities:
U. S.	$971	$901
International	323	634
Fixed Income:
U. S.	588	231
International	84	-
Cash, cash equivalents and other	79	67

Total	$2,045	$1,833

The U.S. and International equities are actively traded on a public exchange and are considered Level 1 assets. The fixed income securities are corporate and government bonds that are valued based on prices in active markets for identical transactions and are considered Level 1 assets. There were no Plan assets categorized as Level 2 or Level 3 as of December 31, 2012 or 2011. There were no significant transfers between Level 1, 2, or Level 3 during the fiscal years 2012 or 2011. See Note 2, “Summary of Significant Accounting Policies” for a description of the fair value hierarchy.

NOTE 14 — (LOSS) EARNINGS PER SHARE

Basic net loss from continuing operations and discontinuing operations attributable to common stockholders per share is computed by dividing the applicable net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. The following were not included in the computation of diluted net loss or earnings per share for 2012 as their inclusion would be antidilutive:

●	Stock options and unvested restricted units to purchase 3,951,803 shares of common stock.

The following were not included in the computation of diluted net loss per share for 2011 as their inclusion would be antidilutive:

●	Warrants to purchase 5,500,000 shares of common stock at $0.50 per share that were exercised in May 2011 for the period prior to exercise during 2011.

●	Stock options and unvested restricted units to purchase 1,346,512 shares of common stock.

The following were not included in the computation of diluted net loss per share for 2010 as their inclusion would be antidilutive:

●	Warrants to purchase 5,500,000 shares of common stock at $0.50 per share.

●	Stock options to purchase 880,000 shares of common stock.

●	Stock options and unvested restricted units to purchase 3,376,168 shares of common stock.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

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

On March 30, 2012, a purported Company shareholder commenced a putative securities class action on behalf of purchasers of the Company's common stock in the U.S. District Court for the Southern District of New York against the Company, the former President and Chief Executive Officer ("former CEO"), and the former Vice President and Chief Financial Officer ("former CFO"). The plaintiff asserted claims alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") based on alleged false and misleading disclosures in the Company's public filings. In April and May 2012, four more putative securities class actions were filed by purported Company shareholders in the U.S. District Court for the Western District of North Carolina against the same set of defendants. The plaintiffs in these cases have asserted claims alleging violations of Sections 10(b) and 20(a) of the Exchange Act of 1934 based on alleged false and misleading disclosures in the Company's public filings. In each of the putative securities class actions, the plaintiffs seek damages for losses suffered by the putative class of investors who purchased Swisher common stock.

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

On April 24, 2013, lead plaintiffs filed their first amended consolidated class action complaint (the "Class Action Complaint") asserting similar claims as those previously alleged as well as additional allegations stemming from the Company's restated financial statements. The Class Action Complaint also names the Company's former Senior Vice President and Treasurer as an additional defendant. Defendants have sixty days from that date to answer or otherwise respond to the consolidated class action complaint.

Derivative Litigation

On April 11, 2012 and May 11, 2012, the Board of Directors of the Company received demand letters (the “Demands”) from two of the Company’s purported stockholders. In general, the Demands ask the Board to undertake an independent investigation into potential violations of Delaware and federal law relating to the Company's March 28, 2012 disclosure that its previously issued financial results for the first, second and third fiscal quarters of 2011 should no longer be relied upon, and to initiate claims against responsible parties and/or implement therapeutic changes as needed. The Board continues to work with its counsel to prepare its response to these Demands.

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

In connection with a distribution agreement entered into in December 2010, the Company provided a guarantee that the distributor's operating cash flows associated with the agreement would not fall below certain agreed-to minimums, subject to certain pre-defined conditions, over the ten year term of the distribution agreement. If the distributor's annual operating cash flow does fall below the agreed-to annual minimums, the Company will reimburse the distributor for any such short fall up to a pre-designated amount. No value was assigned to the fair value of the guarantee at September 30, 2012 and December 31, 2011 based on a probability assessment of the projected cash flows. Management currently does not believe that it is probable that any amounts will be paid under this agreement and thus there is no amount accrued for the guarantee in the Consolidated Financial Statements. This liability would be considered a Level 3 financial instruments given the unobservable inputs used in the projected cash flow model. See Note 2, "Summary of Significant Accounting Policies" for the fair value hierarchy.

The Company also entered into a Manufacturing and Supply Agreement (the "Cavalier Agreement") with another plant in conjunction with its acquisition of Sanolite and Cavalier in July of 2011. The Cavalier Agreement, which was scheduled to expire on December 31, 2012, was extended for an additional two year period with an automatic 18-month renewal term. The Cavalier Agreement provides for pricing adjustments, up or down, on the first of each month based on the vendor's actual average product costs incurred during the prior month. Additional product payments made by the Company due to the pricing adjustment under the Cavalier Agreement have not been significant and have not represented costs materially above the going market price for such product.

The Company leases its headquarters and other facilities, equipment and vehicles under operating leases that expire at varying times through 2017. Future minimum lease payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2012 are:  2013 - $4.7 million, 2014 - $4.3 million , 2015 - $3.6 million, 2016 - $2.9 million, 2017 - $1.7 million, and thereafter - $1.2 million.

Total rent expense for operating leases, including those with terms of less than one year was $9.1 million, $4.5 million and $2.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 16 — AUDIT COMMITTEE REVIEW, RESTATEMENTS AND OTHER MATTERS

On March 21, 2012, Swisher's Board of Directors (the "Board") determined that the Company's previously issued interim financial statements for the quarterly periods ended June 30, 2011 and September 30, 2011, and the other financial information in the Company's quarterly reports on Form 10-Q for the periods then ended should no longer be relied upon. Subsequently, on March 27, 2012, the Audit Committee concluded that the Company's previously issued interim financial statements for the quarterly period ended March 31, 2011 should no longer be relied upon. The Board and Audit Committee made these determinations in connection with the audit committee's then ongoing review into certain clarity matters. We refer to the interim financial statements and the other financial information described above as the "Prior Financial Information."

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

On March 20, 2013, Swisher Hygiene Inc. (the “Company”) provided the NASDAQ Hearings Panel (the “Panel”) an update on the Company’s compliance efforts and advised the Panel that it expects to complete and file the 2012 Form 10-K by April 30, 2013 and hold a combined 2011 and 2012 annual meeting on June 5, 2013.

Also, on March 20, 2013, the Company received a letter from The NASDAQ Stock Market (“NASDAQ”) indicating that the Company is not in compliance with the filing requirements for continued listing under NASDAQ Listing Rule 5250(c)(1) because the Company’s Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”) was not timely filed by March 18, 2013. The letter from NASDAQ advised the Company that the Panel will consider this additional deficiency in their decision regarding the Company’s continued listing on The NASDAQ Global Select Market.

On March 21, 2013, the Company received a letter from the Panel indicating its determination to continue the listing of the Company’s shares on NASDAQ, subject to the following conditions: (1) on or before April 30, 2013, the Company shall file the 2012 Form 10-K and (2) on or before June 5, 2013, the Company shall have solicited proxies and held its annual meeting. In order for the Company to comply with the terms of the Panel’s exception, the Company must be able to demonstrate compliance with all requirements for continued listing.

During 2012, we incurred in excess of $6.0 million directly attributable to the Audit Committee's investigation process.  In addition, during 2012 and through April 26, 2013, we incurred an additional $12.0 million in review-related expenses, including fees for additional audit work, accounting review, IT consulting, legal representation, and valuation services.

NOTE 17 — OTHER EXPENSE

Other expense consists of the following for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010

Interest Income	$75	$185	$100
Interest Expense	(3,406)	(2,490)	(1,400)
Realized and unrealized gain/(loss) on fair value of convertible notes	66	(4,658)	(277)
Earn-out	170	-	-
Foreign Currency	(15)	55	820
Loss from impairment	(507)	(116)	-
Other	524	259	-
Total other expenses	$(3,093)	$(6,765)	$(757)

In June of 2012, a fire occurred at a linen warehouse of one of the Company’s subsidiaries in Tampa, Florida. The fire heavily damaged the leased building and its contents requiring the building to be demolished. Shortly after the fire, we were able to resume services to our customers through outsourcing arrangements and business interruption was minimal. We maintain property insurance which includes business interruption insurance. In November 2012, we reached agreement with our insurance carrier and settled the claims based on actual settlement values. After consideration of the insurance recoveries received, we recorded a gain in other income (expense) on the involuntary conversion of assets of approximately $0.6 million in the fourth quarter of 2012.

NOTE 18 — GEOGRAPHIC INFORMATION

The following table includes our revenue from geographic locations for the years ended December 31, 2012, 2011 and 2010 were:

Geographic Information

	2012	2011	2010
Revenue
United States	$220,624	$150,118	$61,327
Foreign countries	9,897	10,499	2,325

Total revenue	$230,521	$160,617	$63,652

The following table summarizes our Canadian subsidiaries long-lived assets as of December 31, 2012 and 2011:

	2012	2011
Long-Lived Assets
Property and equipment, net	$645	$285
Goodwill	$3,041	$3,142
Other intangibles, net	$2,365	$3,408

NOTE 19 — QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2012
Revenue	$58,152	$60,182	$59,019	$53,168	$230,521
Gross profit (1)	$32,905	$33,350	$32,974	$29,378	$128,607
Loss from operations	$(12,754)	$(17,648)	$(13,763)	$(14,764)	$(58,929)
Net loss from continuing operations	$(13,260)	$(18,029)	$(14,292)	$(35,194)	$(80,775)
Basic and diluted loss per share	$(0.08)	$(0.10)	$(0.08)	$(0.20)	$(0.46)

2011
Revenue	$21,475	$34,244	$49,240	$55,658	$160,617
Gross profit (1)	$13,233	$21,092	$27,923	$30,427	$92,675
Loss from operations	$(8,843)	$(9,093)	$(2,483)	$(14,155)	$(34,574)
Net loss from continuing operations	$(5,373)	$(8,366)	$(1,944)	$(9,040)	$(24,723)
Basic and diluted loss per share	$(0.04)	$(0.05)	$(0.01)	$(0.06)	$(0.16)

(1) Revenue less cost of sales, which is exclusive of route expense and related depreciation and amortization.

SWISHER HYGIENE INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2012

In thousands	Balance at the Beginning of the Year	Charged to Costs and Expenses	Deductions from Allowance	Balance at the End of the Year
December 31, 2012
Allowances for receivables	$2,185	$2,396	$2,246	$2,335
Other allowances	471	-	34	437

	$2,656	$2,396	$2,280	$2,772
December 31, 2011
Allowances for receivables	$364	$2,329	$508	$2,185
Other allowances	100	371	-	471

	$464	$2,700	$508	$2,656
December 31, 2010
Allowances for receivables	$334	$183	$153	$364
Other allowances	-	100	-	100

	$334	$283	$153	$464

SWISHER HYGIENE INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit
Number	Description

10.56	Consulting Agreement and Release between Steven R. Berrard and Swisher International, Inc., effective October 26, 2012.
10.57	Separation Agreement and Release between Hugh Cooper and Swisher International Inc., dated November 15, 2012.
21 .1	Subsidiaries of Swisher Hygiene Inc.
23.1	Consent of BDO USA, LLP.
31 .1	Section 302 Certification of Chief Executive Officer.
31 .2	Section 302 Certification of Chief Financial Officer.
32 .1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32 .2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**
101.LAB	XBRL Taxonomy Extension Label Linkbase.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**
__________________
*	Furnished herewith.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.