Form 10-Q
period 2013-03-31
Swisher Hygiene Inc.
filed 2013-05-24
CIK 1504747

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _____________.

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

Larger Accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Number of shares outstanding of each of the registrant's classes of Common Stock at May 21, 2013: 175,157,404 shares of Common Stock, $0.001 par value per share.

SWISHER HYGIENE INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

i

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$50,585	$61,419
Restricted cash	5,490	5,390
Accounts receivable (net of allowance for doubtful accounts of $2,218 at March 31, 2013 and $2,335 at December 31, 2012)	19,820	21,225
Inventory	15,845	15,327
Receivable due from sale of discontinued operations	12,500	12,500
Deferred income taxes	794	1,995
Other assets	4,361	4,804
Total current assets	109,395	122,660
Property and equipment, net	48,713	48,348
Goodwill	106,358	106,358
Other intangibles, net	45,714	47,821
Deferred income taxes	160	-
Other noncurrent assets	2,308	2,498
Total assets	$312,648	$327,685

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$32,610	$27,993
Long-term debt and obligations due within one year	8,045	9,145
Total current liabilities	40,655	37,138
Long-term debt and obligations	3,841	5,284
Deferred income taxes	4,058	4,673
Other long-term liabilities	3,436	3,447
Total noncurrent liabilities	11,335	13,404

Commitments and contingencies

Equity
Swisher Hygiene Inc. stockholders’ equity
Preferred stock, par value $0.001, authorized 10,000,000 shares; no shares issued and outstanding at March 31, 2013 and December 31, 2012	-	-
Common stock, par value $0.001, authorized 600,000,000 shares; 175,157,404 shares issued and outstanding at March 31, 2013 and December 31, 2012	175	175
Additional paid-in capital	386,206	385,452
Accumulated deficit	(124,747)	(107,507)
Accumulated other comprehensive loss	(998)	(999)
Total Swisher Hygiene Inc. stockholders’ equity	260,636	277,121
Non-controlling interest	22	22
Total equity	260,658	277,143
Total liabilities and equity	$312,648	$327,685

See Notes to Condensed Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2013	2012
Revenue
Products	$46,037	$50,849
Services	5,744	7,009
Franchise and other	241	294
Total revenue	52,022	58,152

Costs and expenses
Cost of sales (exclusive of route expenses and related depreciation and amortization)	22,565	25,247
Route expenses	10,571	10,594
Selling, general, and administrative expenses	29,979	29,969
Acquisition and merger expenses	-	120
Depreciation and amortization	5,649	4,976
Total costs and expenses	68,764	70,906
Loss from continuing operations	(16,742)	(12,754)

Other expense, net	(71)	(426)
Net loss from continuing operations before income taxes	(16,813)	(13,180)

Income tax expense	(427)	(80)
Net loss from continuing operations	(17,240)	(13,260)
Loss from discontinued operations, net of tax	-	(1)
Net loss	(17,240)	(13,261)
Net loss attributable to non-controlling interest	-	-
Net loss attributable to Swisher Hygiene Inc.	(17,240)	(13,261)
Comprehensive loss
Employee benefit plan adjustment, net of tax	-	-
Foreign currency translation adjustment	1	(4)
Comprehensive loss	$(17,239)	$(13,265)

Loss per share
Basic and diluted (continuing operations)	$(0.10)	$(0.08)
Basic and diluted (discontinued operations)	$-	$(0.00)

Weighted-average common shares used in the computation of loss per share
Basic and diluted	175,157,404	174,832,128

See Notes to Condensed Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities of continuing operations
Net loss from continuing operations	$(17,240)	$(13,260)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	5,649	4,976
Provision for doubtful accounts	117	1,109
Stock based compensation	754	1,583
Realized and unrealized net gain on fair value of convertible promissory notes and earn-outs	-	(29)
Deferred income tax assets and liabilities	427	(146)
Changes in working capital components:
Accounts receivable	1,287	(741)
Inventory	(518)	94
Other assets and noncurrent assets	633	(484)
Accounts payable, accrued expenses, and other current liabilities	4,593	(1,879)
Cash used in operating activities of continuing operations	(4,298)	(8,777)
Investing activities of continuing operations
Purchases of property and equipment	(3,907)	(5,313)
Acquisitions, net of cash acquired	-	(4,310)
Restricted cash	(100)	-
Cash used in investing activities of continuing operations	(4,007)	(9,623)
Financing activities of continuing operations
Principal payments on debt	(2,529)	(3,482)
Cash used in financing activities of continuing operations	(2,529)	(3,482)

Discontinued operations:
Net cash provided by operating activities	-	2,214
Net cash used in investing activities	-	(1,525)
Net cash used in financing activities	-	(93)
Cash provided by discontinued operations	-	596

Net decrease in cash and cash equivalents	(10,834)	(21,286)
Cash and cash equivalents at the beginning of the period	61,419	70,508
Cash and cash equivalents at the end of the period	$50,585	$49,222

See Notes to Condensed Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — BUSINESS DESCRIPTION

Principal Operations

Swisher Hygiene Inc. and its wholly-owned subsidiaries, formerly named CoolBrands International Inc., (the “Company,” “Swisher,” “We,” or “Our”) currently operates in one industry segment: providing essential hygiene and sanitizing solutions to customers throughout much of North America and internationally through its network of company owned operations, franchises and master licensees. These solutions include essential products and services that are designed to promote superior cleanliness and sanitation in commercial environments, while enhancing the safety, satisfaction and well-being of employees and patrons. These solutions are typically delivered by employees on a regularly scheduled basis and involve providing our customers with: (i) consumable products such as detergents, cleaning chemicals, soap, paper and supplies, together with the rental and servicing of dish machines and other equipment for the dispensing of those products; (ii) the rental of facility service items requiring regular maintenance and cleaning, such as floor mats, mops, bar towels, and linens; and (iii) manual cleaning of their facilities. We serve customers in a wide range of end-markets, with a particular emphasis on the foodservice, hospitality, retail, and healthcare industries.

We have company owned operations and two franchise operations located throughout the United States and Canada and have entered into Master License Agreements covering the United Kingdom, Portugal, the Netherlands, Singapore, the Philippines, Taiwan, Korea, Hong Kong/Macau/China, and Mexico.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. The Company's Condensed Consolidated Financial Statements reflect all adjustments that management believes are necessary for the fair presentation of their financial position, results of operations, comprehensive loss and cash flows for the periods presented. The information at December 31, 2012 in the Company's Condensed Consolidated Balance Sheets included in this quarterly report was derived from the audited Consolidated Balance Sheets included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on May 1, 2013. The Company's 2012 Annual Report on Form 10-K, together with the information included in such report, is referred to in this quarterly report as the “2012 Annual Report.” This quarterly report should be read in conjunction with the 2012 Annual Report.

Intercompany balances and transactions have been eliminated in consolidation. Tabular information, other than share and per share data, is presented in thousands of dollars.

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

The Company's significant accounting policies are discussed in Note 2 of the Notes to Consolidated Financial Statements in our 2012 Annual Report. There have been no significant changes to those policies.

Restricted cash

Restricted cash at March 31, 2013 and December 31, 2012 consists of amounts held in a collateral account to secure certain letters of credit, purchase card and facility rental agreements.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance and disclosure requirements for reporting amounts reclassified out of accumulated other comprehensive income. The guidance requires that an entity provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP. The guidance became effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The adoption of this guidance in the first quarter of 2013 did not have a material impact on the Company's consolidated financial results.

NOTE 3 — DISCONTINUED OPERATIONS AND ACQUISITIONS

Discontinued Operations – Waste Segment

On November 15, 2012, the Company completed a stock sale of Choice Environmental Services, Inc. (“Choice”), and other acquired businesses, including Lawson Sanitation, LLC, Central Carting Disposal, Inc. and FSR Transporting and Crane Services, Inc., that comprised the Waste segment to Waste Services of Florida, Inc. for $123.3 million resulting in a gain of $13.8 million net of tax that was recognized in the fourth quarter of 2012. The stock purchase agreement stipulates customary purchase price adjustments related to closing balance sheet working capital targets and in addition, that $12.5 million of the purchase price consideration will be reserved and held back in escrow by the purchaser (the “holdback amount”) and paid subject to financial adjustments regarding defined long-term assets and 2012 third quarter EBITDA targets. Management recorded the holdback amount in the calculation of the gain on sale of the Waste segment and the amount is classified on the balance sheet as “Receivable due from sale of discontinued operations” at March 31, 2013 and December 31, 2012. Proceeds from the holdback are expected to be received by the third quarter of 2013.

Revenue and net loss after taxes for the three months ended March 31, 2012, related to the Waste segment, were $17.9 million and $0.0 million, respectively.

Acquisitions

During the three months ended March 31, 2012, the Company acquired four independent businesses and purchased the remaining non-controlling interest in one of its subsidiaries. Aggregate consideration included cash of $4.3 million, the issuance of common stock at a fair value of $37,000 and assumed debt of $1.1 million. The results of operations of these acquisitions have been included in the Company's Consolidated Statements of Operations and Comprehensive Loss since their respective acquisition dates. None of these acquisitions were significant individually or in the aggregate to the Company's consolidated financial results for the quarter ended March 31, 2012 or the fiscal year ended December 31, 2012.

NOTE 4 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets have been recognized in connection with the Company's acquisitions. We test our goodwill and intangible asset balances during the fourth quarter of the year for impairment or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The impairment test performed during the fourth quarter of 2012 did not result in an impairment charge to goodwill or the infinite lived intangible assets. An impairment charge of $0.5 million was recognized related to certain finite lived intangible assets.

On a quarterly basis, we monitor the key drivers of fair value to detect the existence of indicators or changes that would warrant an interim impairment test of our goodwill and intangible assets. Based on our assessment of these variables as well as other indicators, we concluded there was no need to perform an impairment test during the three months ended March 31, 2013. The estimates used for our future cash flows and discount rates represent management’s best estimates, which we believe to be reasonable, but future continued declines in business performance may impair the recoverability of our goodwill and intangible assets balances.

Amortization expense on finite lived intangible assets was $2.1 million and $2.2 million for the three month periods ended March 31, 2013 and 2012, respectively.

NOTE 5 — INVENTORY

Inventory is comprised of the following components:

	March 31,	December 31,
	2013	2012

Finished goods	$12,173	$11,595
Raw materials	3,175	3,202
Work in process	497	530
Total	$15,845	$15,327

NOTE 6 — EQUITY

Changes in equity for the three months ended March 31, 2013 consisted of the following:

Balance at December 31, 2012	$277,143
Stock based compensation	754
Foreign currency translation adjustment	1
Net loss	(17,240)
Balance at March 31, 2013	$260,658

Comprehensive Loss

A summary of the changes in each component of accumulated other comprehensive loss for the three months ended March 31, 2013 is provided below:

	Foreign Currency Translation Adjustment	Employee Benefit Plan	Accumulated Other Comprehensive Loss

Balance at December 31, 2012	$(61)	$(938)	$(999)
Current period other comprehensive income	1	-	1
Balance at March 31, 2013	$(60)	$(938)	$(998)

NOTE 7 — LONG-TERM DEBT AND OBLIGATIONS

Long-term obligations consisted of the following:

	March 31,	December 31,
	2013	2012

Notes payables	$3,332	$3,909
Convertible promissory notes, 4.0%: maturing at various dates through 2016	6,964	8,089
Capitalized lease obligations and other financing	1,590	2,431
Total debt and obligations	11,886	14,429
Long-term debt and obligations due within one year	(8,045)	(9,145)
Long-term debt and obligations	$3,841	$5,284

Notes payable consist primarily of obligations incurred or assumed related to prior years’ acquisitions. One of the seller notes payable totaling $1.0 million is secured by a letter of credit and the remaining notes are secured by the Company. Interest on these notes range between 2.5% and 4.5% and they mature at various dates through 2019.

At the Company’s election, convertible promissory notes with an aggregate principal balance of $6.4 million may be settled into a maximum of 2,823,853 shares of common stock. The Company may settle, at any time prior to and including the maturity date, any portion of the outstanding principal amount, plus accrued interest in a combination of cash and shares of common stock. To the extent that the Company’s common stock is part of such settlement, the settlement price is the most recent closing price of the Company’s common stock on the trading day prior to the date of settlement. Although none of these notes have been settled to date with shares, if all notes outstanding at March 31, 2013 were to be settled with shares, the Company would issue 2,823,853 shares of common stock. These notes do not require remeasurement to fair value after the business combination dates.

At the holder’s election, one convertible promissory note that matures in 2013 with an aggregate principal balance of $0.6 million may be converted into shares of the Company’s common stock at any time, but not later than the maturity date at a fixed conversion rate of $5.00 per share. In addition, the Company may deliver at any time prior to and including the maturity date any portion of the outstanding principal and accrued interest in shares of common stock. The conversion price at which the principal and accrued interest subject to settlement would be converted to common stock is the lesser of (i) the volume weighted average price for the five trading days on NASDAQ immediately prior to the date of conversion, and (ii) the fixed conversion rate; provided, however, that the closing price per share of common stock as reported on NASDAQ on the trading day immediately preceding the date of conversion is not less than $5.00. The note is convertible by the holder into a maximum of 313,040 shares of the Company’s common stock. If this note was converted at March 31, 2013, the Company would have issued 313,040 shares of the Company’s common stock. The Company records this note at fair value and adjusts its carrying value to fair value at each subsequent period.

The Company has entered into capitalized lease obligations with third party finance companies to finance the cost of certain ware washing equipment. At March 31, 2013 and December 31, 2012, these obligations bore interest at rates ranging between 3.0% and 10.3%.

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

One of the Company’s convertible promissory notes that is outstanding at March 31, 2013 is convertible at the holder’s election into a variable number of the Company’s shares at a fixed conversion rate and is considered a Level 3 financial instruments. The fair value of this convertible promissory note is based primarily on a Black-Scholes pricing model. The significant management assumptions and estimates used in determining the fair value include the expected term and volatility of our common stock. The expected volatility is based on an analysis of industry peer's historical stock price over the term of the notes as the Company does not have sufficient history of its own stock volatility, which is estimated at approximately 25%. Subsequent changes in the fair value of this instrument due to changes in underlying data is recorded in other expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Loss. Future movement in the market price of our stock could significantly change the fair value of this instrument and impact our earnings. The Company has no Level 1 or Level 2 financial instruments.

The following table is a reconciliation of changes in fair value of this note:

Balance at December 31, 2012	$886
Issuance of convertible promissory notes	-
Settlement/conversion of convertible promissory notes	(278)
Net gains included in earnings	-
Balance at March 31, 2013	$608
The amount of gains included in earnings attributable to liabilities still held at the end of the period	$0

The above balance represents the fair value of the one remaining convertible note that is subject to continual remeasurement and mark to market accounting and is included in the $7.0 million balance of the Company’s total convertible promissory notes at March 31, 2013.

Financial Instruments

The Company's financial instruments, which may expose the Company to concentrations of credit risk, include cash and cash equivalents, accounts receivable, accounts payable, and debt. Cash and cash equivalents are maintained at financial institutions. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short maturity of these instruments. The fair value of the Company's debt is estimated based on the current borrowing rates available to the Company for bank loans with similar terms and maturities, and approximates the carrying value of these liabilities. As discussed above, the convertible promissory notes that are convertible into a variable number of the Company's common shares at the holder’s election are recorded at fair value at each reporting period date.

NOTE 9 — OTHER EXPENSE, NET

Other expense, net consisted of the following:

	Quarter Ended March 31,
	2013	2012

Interest income	$15	$-
Interest expense	(102)	(581)
Realized and unrealized net gain on fair value of convertible notes and earn-outs	-	29
Foreign currency	(1)	3
Other	17	123

Total other expense, net	$(71)	$(426)

NOTE 10 — SUPPLEMENTAL CASH FLOW INFORMATION

The following table includes supplemental cash flow information, including non-cash investing and financing activity for the three months ended March 31:

	Quarter Ended March 31,
	2013	2012

Cash paid for interest	$101	$595

Cash received from interest	$15	$-

Notes payable issued or assumed on acquisitions	$-	$1,121

Conversion of promissory notes	$-	$37

Issuance of shares for acquisitions	$-	$37

NOTE 11 — LOSS PER SHARE

Net loss attributable per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. The following were not included in the computation of diluted loss per share for the three months ended March 31, 2013, as their inclusion would be anti-dilutive:

●	Stock options and unvested restricted units to purchase 3,433,441 shares of common stock.

The following were not included in the computation of diluted loss per share for the three months ended March 31, 2012, as their inclusion would be anti-dilutive.

●	5,890,657 shares of common stock underlying outstanding stock options and restricted stock units.

NOTE 12 — INCOME TAXES

In projecting the Company’s income tax expense for 2013, management has concluded that it is not more likely than not that the Company will realize the benefit of its deferred tax assets and as a result a full valuation allowance will be required as of December 31, 2013. Therefore, the Company has not recognized a tax benefit as it relates to the current loss for the period ended March 31, 2013.

For the three months ended March 31, 2013, the Company has recorded an estimate for income taxes based on the Company’s projected income tax expense for the twelve month period ending December 31, 2013.  The Company’s tax provision has an unusual relationship to pretax loss mainly because of the existence of a full deferred tax asset valuation allowance.  This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance.  However, tax expense recorded in the first quarter of 2013 included the accrual of income tax expense related to additional valuation allowance in connection with the tax amortization of the Company’s indefinite-lived intangible assets that was not available to offset existing deferred tax assets (termed a “naked credit”).   Specifically, the Company does not consider the deferred tax liabilities related to indefinite lived intangibles assets when determining the need for a valuation allowance.

NOTE 13 — RELATED PARTY TRANSACTIONS

The Company paid fees for training course development and utilization of the delivery platform from a company, the majority of which is owned by a partnership in which a shareholder and another director have a controlling interest. Fees paid during the three months ended March 31, 2013 and 2012 were less than $0.1 million.

As discussed further below in Note 14, “Commitments and Contingencies”, the Company entered into a Manufacturing and Supply Agreement (the “Cavalier Agreement”) with a plant in connection with its acquisition of Sanolite in July of 2011. Also in connection with the acquisition, two of the owners of both Sanolite and the manufacturing plant became Company employees. Purchases, pursuant to the Cavalier Agreement, for the three months ended March 31, 2013 and 2012 were $1.7 million and $1.9 million respectively. At March 31, 2013 and 2012, the Company has $0.6 million and $0.5 million included in accounts payable due to this entity, respectively. As described further below, the transactions pursuant to the Cavalier agreement are considered to be conducted at the going market prices for such products.

The Company is obligated to make lease payments pursuant to certain real property and equipment lease agreements with employees that were former owners of acquired companies. Payments during the three months ended March 31, 2013 and 2012 were $0.3 million and $0.4 million, respectively.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims related to, among other things, general and product liability, automobile claims and environmental matters which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

In connection with a distribution agreement entered into in December 2010, the Company provided a guarantee that the distributor's operating cash flows associated with the agreement would not fall below certain agreed-to minimums, subject to certain pre-defined conditions, over the ten year term of the distribution agreement. If the distributor's annual operating cash flow does fall below the agreed-to annual minimums, the Company will reimburse the distributor for any such short fall up to a pre-designated amount. No value was assigned to the fair value of the guarantee at March 31, 2013 and December 31, 2012 based on a probability assessment of the projected cash flows. Management currently does not believe that it is probable that any amounts will be paid under this agreement and thus there is no amount accrued for the guarantee in the Condensed Consolidated Financial Statements. This liability would be considered a Level 3 financial instruments given the unobservable inputs used in the projected cash flow model. See Note 8, “Fair Value Measurements and Financial Instruments” for the fair value hierarchy.

As discussed above in Note 13, “Related Party Transactions, ” the Company entered into a Manufacturing and Supply Agreement (the “Cavalier Agreement”) with another plant in conjunction with its acquisition of Sanolite in July of 2011. The agreement, which was scheduled to expire on December 31, 2012, was extended for an additional two year period with an automatic 18-month renewal term. The agreement provides for pricing adjustments, up or down, on the first of each month based on the vendor's actual average product costs incurred during the prior month. Additional product payments made by the Company due to the vendors pricing adjustment as a result of this agreement have not been significant and have not represented costs materially above the going market price for such product.

Audit Committee Review and Restatements

On March 21, 2012, Swisher's Board of Directors (the “Board”) determined that the Company's previously issued interim financial statements for the quarterly periods ended June 30, 2011 and September 30, 2011, and the other financial information in the Company's quarterly reports on Form 10-Q for the periods then ended should no longer be relied upon. Subsequently, on March 27, 2012, the Audit Committee concluded that the Company's previously issued interim financial statements for the quarterly period ended March 31, 2011 should no longer be relied upon. The Board and Audit Committee made these determinations in connection with the Audit Committee's then ongoing review into certain accounting matters. On May 17, 2012, Swisher announced that the Audit Committee had substantially completed the investigative portion of its internal review.

On February 19, 20, and 21, 2013, respectively, the Company filed amended quarterly reports on Form 10-Q/A for the quarterly periods ended March 31, 2011, June 30, 2011, and September 30, 2011 (the “Affected Periods”), including restated financial statements for the Affected Periods, to reflect adjustments to previously reported financial information. On February 26, 2013, the Company filed its Form 10-K for the year ended December 31, 2011. On March 11, 15 and 18, 2013, respectively, the Company filed quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2012, June 30, 2012, and September 30, 2012. On May 1, 2013, the Company filed its Form 10-K for the year ended December 31, 2012.

During 2012, we incurred costs in excess of $6.0 million directly attributable to the Audit Committee’s investigation process. In addition, during the first quarter of 2013, we have incurred approximately $3.9 million in additional review-related expenses, including fees for additional audit work, accounting review, and legal representation.

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

On March 30, 2012, a purported Company shareholder commenced a putative securities class action on behalf of purchasers of the Company's common stock in the U.S. District Court for the Southern District of New York against the Company, the former President and Chief Executive Officer (“former CEO”), and the former Vice President and Chief Financial Officer (“former CFO”). The plaintiff asserted claims alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) based on alleged false and misleading disclosures in the Company's public filings. In April and May 2012, four more putative securities class actions were filed by purported Company shareholders in the U.S. District Court for the Western District of North Carolina against the same set of defendants. The plaintiffs in these cases have asserted claims alleging violations of Sections 10(b) and 20(a) of the Exchange Act of 1934 based on alleged false and misleading disclosures in the Company's public filings. In each of the putative securities class actions, the plaintiffs seek damages for losses suffered by the putative class of investors who purchased Swisher common stock.

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

On May 30, 2012, the Company, and its former CEO and former CFO filed a motion with the United States Judicial Panel on Multidistrict Litigation (“MDL Panel”) to centralize all of the cases in the Western District of North Carolina by requesting that the actions filed in the Southern District of New York be transferred to the Western District of North Carolina.

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

On April 24, 2013, lead plaintiffs filed their first amended consolidated class action complaint (the “Class Action Complaint”) asserting similar claims as those previously alleged as well as additional allegations stemming from the Company's restated financial statements. The Class Action Complaint also names the Company's former Senior Vice President and Treasurer as an additional defendant. Defendants have sixty days from that date to answer or otherwise respond to the Class Action Complaint.

In addition to the foregoing matters, other shareholders may assert claims, and some shareholders have threatened to assert claims, relating to the March 28, 2012 announcement regarding our financial statements. The defense of any such claims or potential claims or proceedings may cause the diversion of management’s attention and resources, and we may be required to settle the claims or pay damages if any such claims or proceedings are not resolved in our favor. Any litigation or regulatory proceeding, even if resolved in our favor, could cause us to incur significant legal and other expenses. In the Company's view, as of the date of this filing the financial impact of any such potential claims is not reasonably estimable.

Derivative Litigation

On April 11, 2012 and May 11, 2012, the Board of Directors of the Company received demand letters (the “Demands”) from two of the Company’s purported stockholders. In general, the Demands ask the Board to undertake an independent investigation into potential violations of Delaware and federal law relating to the Company's March 28, 2012 disclosure that its previously issued financial results for the first, second and third fiscal quarters of 2011 should no longer be relied upon, and to initiate claims against responsible parties and/or implement therapeutic changes as needed. By letters delivered on May 17, 2013, the Board informed counsel for the purported stockholders that the Board had considered these Demands and, after consultation with counsel, determined that it is not in the best interests of the Company to pursue the claims outlined in the Demands.

Other Related Matters

The Company has been contacted by the staff of the Atlanta Regional Office of the SEC and by the United States Attorney's Office for the Western District of North Carolina (the “U.S. Attorney's Office”) after publicly announcing the Audit Committee's internal review and the delays in filing our periodic reports. The Company has been asked to provide information about these matters on a voluntary basis to the SEC and the U.S. Attorney's Office. The Company is fully cooperating with the SEC and the U.S. Attorney's Office. Any action by the SEC, the U.S. Attorney's Office or other government agency could result in criminal or civil sanctions against the Company and/or certain of its current or former officers, directors or employees.

During 2011, we entered into a series of arm's length securities purchase agreements to sell an aggregate of 21,857,143 shares of our common stock to certain funds of a global financial institution (the “Private Placements”). We agreed to use our commercially reasonable efforts to file a resale registration statement with the SEC relating to the shares of common stock sold in the Private Placements. If the registration statement was not filed or declared effective within specified time periods, the investors would have been, or if the registration statement ceased to remain effective for a period of time exceeding a sixty day grace period, the investors would be entitled to receive monthly liquidated damages in cash equal to one percent of the original offering price for each share purchased in the private placement that at such time could not be sold by the investor, with an interest rate of one percent per month accruing daily for liquidated damages not paid in full within ten business days. On August 12, 2011, the SEC declared effective, a resale registration statement relating to the 21,857,143 shares issued in the Private Placements. The registration statement, including post-effective amendments to the registration statement, remained effective through April 12, 2012. As a result of not timely filing our Annual Report on Form 10-K for the year ended December 31, 2011, the registration statement relating to shares issued in the Private Placements is not effective, and as such we may be subject to liability under the penalty provision.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our unaudited Condensed Consolidated Financial Statements and the related notes thereto included in Item 1 of this Quarterly Report on Form 10-Q as well as our “Selected Financial Data” and our audited Consolidated Financial Statements and the related notes thereto included in Item 6 and Item 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). In addition to historical consolidated financial information, this discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs. Actual results could differ from these expectations as a result of certain risk factors, including those described under Item 1A, “Risk Factors,” of our 2012 Form 10-K.

Discontinued Operations – Waste Segment

On November 15, 2012, the Company completed a stock sale of Choice Environmental Services, Inc. (“Choice”), and other acquired businesses, including Lawson Sanitation LLC, Central Carting Disposal, Inc. and FSR Transporting and Crane Services, Inc., that comprised our former Waste segment to Waste Services of Florida, Inc. for $123.3 million resulting in a gain of $13.8 million net of tax that was recognized in the fourth quarter of 2012. The stock purchase agreement stipulates customary purchase price adjustments related to closing balance sheet working capital targets and in addition, that $12.5 million of the purchase price consideration will be reserved and held back in escrow by the purchaser (“the holdback amount”) and paid subject to financial adjustments regarding defined long-term assets and 2012 third quarter EBITDA targets. Management recorded the holdback amount in the calculation of the gain on sale of the Waste segment and the amount is classified on the balance sheet as “Receivable due from sale of discontinued operations” at December 31, 2012 and March 31, 2013. Proceeds from the holdback are expected to be received during the third quarter of 2013.

Revenue and net loss after taxes for the three months ended March 31, 2012, related to the Waste segment, were $17.9 million and $0.0 million, respectively.

Acquisitions

During the three months ended March 31, 2012 the Company acquired four independent businesses and purchased the remaining non-controlling interest in one of its subsidiaries. Aggregate consideration included cash of $4.3 million, the issuance of common stock at a fair value of $37,000 and assumed debt of $1.1 million. The results of operations of these acquisitions have been included in the Company's Consolidated Statements of Operations and Comprehensive Loss since their respective acquisition dates. None of these acquisitions were significant individually or in the aggregate to the Company's consolidated financial results for the quarter ended March 31, 2012 or the fiscal year ended December 31, 2012.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the Consolidated Financial Statements in our 2012 Form 10-K, describe these significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’ estimates. There have been no significant changes in our critical accounting policies since the filing of the 2012 Form 10-K.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been recognized in connection with the Company's acquisitions. We test our goodwill and infinite lived intangible asset balances during the fourth quarter of the year for impairment or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The impairment test performed during the fourth quarter of 2012 did not result in an impairment charge to goodwill or the infinite lived intangible assets. An impairment charge of $0.5 million was recognized related to certain finite lived intangible assets.

On a quarterly basis, we monitor the key drivers of fair value to detect the existence of indicators or changes that would warrant an interim impairment test of our goodwill and intangible assets. Based on our assessment of these variables as well as other indicators, we concluded there was no need to perform an impairment test during the three months ended March 31, 2013. The estimates used for our future cash flows and discount rates represent management’s best estimates, which we believe to be reasonable, but future continued declines in business performance may impair the recoverability of our goodwill and intangible assets balances.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance and disclosure requirements for reporting amounts reclassified out of accumulated other comprehensive income. The guidance requires that an entity provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP. The guidance became effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The adoption of this guidance in the first quarter of 2013 did not have a material impact on the Company's consolidated financial results

RESULTS OF CONTINUING OPERATIONS

Revenue

Revenue from chemical products is primarily comprised of the sales and delivery of consumable products such as detergents and cleaning chemicals, as well as the rental, sales and servicing of dish machines and other equipment used to dispense these products. Revenues from hygiene, rental and other are primarily comprised of the sale of paper items, manual cleaning and delivery service fees as well as rental fees, linen processing, ancillary other product sales and franchise revenue.

Total revenue and the revenue derived from each revenue type for the three months ended March 31, 2013 and 2012 are as follows:

	2013	%	2012	%
Revenue	(In thousands)
Chemical products	$35,667	68.6%	$40,028	68.8%
Hygiene, rental and other	16,355	31.4	18,124	31.2
Total revenue	$52,022	100.0%	$58,152	100.0%

Consolidated revenue decreased $6.1 million to $52.0 million. The components of the decreased revenue were a decline in chemical products of $4.4 million to $35.7 million, hygiene services and products of $1.4 million to $10.3 million in 2013, and rental and other of $0.3 million to $5.8 million in 2013. The amounts represent decreases of 10.9%, 12.2% and 4.6%, respectively. Throughout these product lines, decreases in revenue were primarily attributable to the loss of customers from the integration of some of our smaller acquisitions as well as the loss of two large accounts, including a chemical wholesale customer representing $2.3 million of quarterly revenue. In addition, the sale in 2012 of a non-core business resulted in a revenue decrease of approximately $0.7 million.

Cost of Sales

Cost of sales consists primarily of the cost of chemical, paper, air freshener and other consumable products sold to, or used in the servicing of, our customers. These costs are exclusive of route expense and related depreciation and amortization. Cost of sales for the three months ended March 31, 2013 and 2012 are as follows:

	2013	% (1)	2012	% (1)
Cost of Sales	(In thousands)
Chemical products	$15,915	44.6%	$18,582	46.4%
Hygiene, rental and other	6,650	40.7	6,665	36.8
Total cost of sales	$22,565	43.4%	$25,247	43.4%

(1)            Represents cost as a percentage of the respective product and service line revenue.

Cost of sales decreased $2.7 million or 10.6% primarily due to a decrease in volume totaling $6.1 million from the prior period. Cost of sales as a percentage of revenue remained unchanged from 2012. As a percentage of sales, cost of hygiene, rental and other sales increased by 3.9% due primarily to a higher proportion of sales coming from paper and other consumable products that have a higher cost of sales than our hygiene service.

Route Expenses

Route expenses consist of costs incurred by the Company for the delivery of products and providing services to customers. The details of route expenses for the three months ended March 31, 2013 and 2012 are as follows:

	2013	% (1)	2012	% (1)
	(In thousands)
Compensation	$7,672	14.7%	$7,509	13.0%
Vehicle and other expenses	2,899	5.6	3,085	5.3
Total route expenses	$10,571	20.3%	$10,594	18.3%

(1)                   Represents route expenses as a percentage of total revenue.

Route expenses remain consistent from 2012. As a percentage of revenue route expenses increased 2.0% to 20.3% of revenue due to the decrease in revenue.

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

●	Investigation and professional fees related to the Audit Committee review, restatement process, and other non-recurring fees related to completing our 2012 audit.

The details of selling, general and administrative expenses for the three months ended March 31, 2013 and 2012 are as follows:

	2013	% (1)	2012	% (1)
Selling, General & Administrative Expenses	(In thousands)
Compensation	$15,539	29.9%	$17,625	30.2%
Occupancy	2,460	4.7	2,418	4.2
Other	11,980	23.0	9,926	17.1
Total selling, general & administrative expenses	$29,979	57.6%	$29,969	51.5%

(1)            Represents expenses as a percentage of total revenue.

Selling, general, and administrative expenses remain consistent with 2012. The components of this change were a decrease in compensation of $2.1 million offset by an increase in other expenses of $2.1 million.

The decrease in compensation expense was $2.1 million or 11.8%. This decrease primarily relates to cost savings initiatives which began in late 2012 and continue in 2013.

Occupancy expenses remain consistent from 2012. As a percentage of revenue occupancy expenses increased 0.5% to 4.7% of revenue due to the decrease in revenue.

Other selling, general and administrative expenses increased $2.1 million or 20.6%. This increase is comprised of $3.4 million, or 110.2%, increase in professional fees related to the 2011 quarterly restatements, the 2011 Form 10-K, 2012 quarterly filings plus the 2012 Form 10-K. These expenses were primarily offset by a $1.5 million decrease in other G&A and bad debt expense.

Excluding the impact of professional fees related to the 2011 quarterly restatements, the 2011 Form 10-K, 2012 quarterly filings, and the 2012 Form 10-K, selling, general and administrative expenses decreased $3.9 million to $26.1 million, or 50.1%.

Depreciation and Amortization

Depreciation and amortization consists of depreciation of property and equipment and the amortization of intangible assets. Depreciation and amortization increased $0.7 million or 13.5%. The increase is primarily related to depreciation on capital expenditures unrelated to business combinations of $18.4 million made since March 31, 2012.

Other Expense, Net

Details of other expense, net for the three months ended March 31, are as follows:

	2013	2012
Interest income	$15	$-
Interest expense	(102)	(581)
Realized and unrealized net gain on fair value of convertible debt and earn-outs	-	29
Foreign currency (gain) loss	(1)	3
Other	17	123

Total other expense, net	$(71)	$(426)

The net loss on debt related fair value measurements is the result of the required adjustment to fair value of the convertible promissory notes that were issued during the second half of 2011 and first quarter of 2012. The fair value of these convertible promissory notes is impacted by the market price of our stock. See Note 8, “Fair value and Measurements and Financial Instruments” of the Notes to Condensed Consolidated Financial Statements.

The reduction in interest expense reflects the lower borrowings outstanding in 2013 versus 2012.

Income Tax Expense

In projecting the Company’s income tax expense for 2013, management has concluded that it is not more likely than not that the Company will realize the benefit of its deferred tax assets and as a result a full valuation allowance will be required as of December 31, 2013.  Therefore, the Company has not recognized a tax benefit as it relates to the current loss for the period ended March 31, 2013.

For the three months ended March 31, 2013, the Company has recorded an estimate for income taxes based on the Company’s projected income tax expense for the twelve month period ending December 31, 2013.  The Company’s tax provision has an unusual relationship to pretax loss mainly because of the existence of a full deferred tax asset valuation allowance.  This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance.  However, tax expense recorded in the first quarter of 2013 included the accrual of income tax expense related to additional valuation allowance in connection with the tax amortization of the Company’s indefinite-lived intangible assets that was not available to offset existing deferred tax assets (termed a “naked credit”).   Specifically, the Company does not consider the deferred tax liabilities related to indefinite lived intangibles assets when determining the need for a valuation allowance.

Cash Flows Summary

The following table summarizes cash flows from continuing operations for the three months ended March 31, 2013 and 2012:

	2013	2012
	(In thousands)
Net cash used in operating activities	$(4,298)	$(8,777)
Net cash used in investing activities	(4,007)	(9,623)
Net cash used in financing activities	(2,529)	(3,482)
Net decrease in cash from continuing operations	(10,834)	(21,882)
Net increase in cash from discontinued operations	-	596
Net decrease in cash and cash equivalents	$(10,834)	$(21,286)

Net cash used in operating activities was $4.3 million. The decrease in cash used of $4.5 million is primarily due to an increase in accounts payable and accrued expenses of $6.5 million, a decrease in accounts receivable of $2.0 million, a decrease in the deferred income taxes of $0.6 million, offset by an increase in the net loss of $4.0 million. At March 31, 2013, $1.3 million was accrued for professional fees related to the 2012 Form 10-K and 10-Qs, and a $1.0 million increase in the compensation accrual reflecting 10 days versus 6 days.

Net cash used in investing activities decreased $5.6 million. This decrease is due to a decrease in cash used for acquisitions of $4.3 million and a decrease in purchases of property and equipment of $1.4 million.

Cash used in financing activities was $2.5 million compared with $3.5 million during the same period in 2012. This change of $1.0 million was due to a decrease in principal payments on debt.

Liquidity and Capital Resources

We fund the development and growth of our business with existing liquidity, the sale of equity, third party financing for acquisitions, and capital leases for equipment. In addition, we expect to receive cash related to the $12.5 million receivable related to discontinued operations by the third quarter of 2013.

Cash Requirements

Our cash requirements for the next twelve months consist primarily of: (i) capital expenditures associated with dispensing equipment, dish machines and other items in service at customer locations, equipment, vehicles, and software; (ii) expansion of certain of our manufacturing facilities; (iii) working capital; and (iv) payment of debt obligations incurred or assumed in connection with acquisitions and other notes payable for equipment and software.

During the three months ended March 31, 2013, our cash and cash equivalents decreased by $10.8 million. We expect that our cash on hand and the cash flow provided by future operating activities will be sufficient to fund working capital, general corporate needs and planned capital expenditures for the next twelve months. However, there is no assurance that these sources of liquidity will be sufficient to fund our internal growth initiatives or the investments and acquisition activities that we may wish to pursue. If we pursue significant internal growth initiatives or if we wish to acquire additional businesses in transactions that include cash payments as part of the purchase price, we may pursue additional debt or equity sources to finance such transactions and activities, depending on market conditions.

Financial Instruments — Convertible Promissory Notes

We determine the fair value of one convertible debt instrument issued as part of business combination based on assumptions that market participants would use in pricing the liabilities. We have used a Black Scholes pricing model to estimate fair value of this convertible promissory note, which requires the use of certain assumptions such as expected term and volatility of our common stock. The expected volatility was based on an analysis of industry peer's historical stock price over the term of the note as we currently do not have our own stock price history. The expected volatility was estimated at approximately 25%. Changes in the fair value of this convertible debt instrument due to changes in these assumptions and the underlying data are recorded in other expense, net on the Condensed Consolidated Statement of Operations and Comprehensive Loss.

Off-Balance Sheet Arrangements

Other than operating leases, there are no significant off-balance sheet financing arrangements or relationships with unconsolidated entities or financial partnerships, which are often referred to as “variable interest entities.” Therefore, there is no exposure to any financing, liquidity, market or credit risk that could arise, had we engaged in such relationships.

In connection with a distribution agreement entered into in December 2010 between the Company and a distributor of Company-owned products, we provided a guarantee that the distributor's operating cash flows associated with the agreement would not fall below certain agreed-to minimums, subject to certain pre-defined conditions, over the ten year term of the distribution agreement. If the distributor's annual operating cash flow does fall below the agreed-to annual minimums, we will reimburse the distributor for any such short fall up to a pre-designated amount. No value was assigned to the fair value of the guarantee at March 31, 2013 and December 31, 2012 based on a probability assessment of the projected cash flows. Management currently does not believe that it is probable that any amounts will be paid under this agreement and thus there is no amount accrued for the guarantee in the Condensed Consolidated Financial Statements.

Adjusted EBITDA

In addition to net income determined in accordance with GAAP, we use certain non-GAAP measures, such as “Adjusted EBITDA” in assessing our operating performance. We believe the non-GAAP measure serves as an appropriate measure to be used in evaluating the performance of our business. We define Adjusted EBITDA as net loss excluding the impact of income taxes, depreciation and amortization expense, investigation and review related expenses, net interest expense, foreign currency gain and other income, net loss on debt related fair value measurements, stock based compensation, severance, and third party costs directly related to merger and acquisitions. We present Adjusted EBITDA because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of our results. Management uses this non-GAAP financial measure frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods and gives a better indication of our core operating performance. We include this non-GAAP financial measure in our earnings announcement and guidance in order to provide transparency to our investors and enable investors to better compare our operating performance with the operating performance of our competitors. Adjusted EBITDA should not be considered in isolation from, and is not intended to represent an alternative measure of, operating results or of cash flows from operating activities, as determined in accordance with GAAP. Additionally, our definition of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

Under SEC rules, we are required to provide a reconciliation of non-GAAP measures to the most directly comparable GAAP measures. Accordingly, the following is a reconciliation of our net loss reported in the Condensed Consolidated Statements of Operations and Comprehensive Loss to Adjusted EBITDA for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
	(In thousands)

Net loss from continuing operations	$(17,240)	$(13,260)
Income tax expense	427	80
Depreciation and amortization expense	5,649	4,976
Interest expense, net	87	581
Foreign currency loss(gain)	1	(3)
Realized and unrealized gain on fair value of convertible debt and earnouts	-	(29)
Severance	146	425
Stock based compensation	754	949
Investigation and review-related expenses	3,923	1,874
Acquisition and merger expenses	-	120

Adjusted EBITDA for continuing operations	$(6,253)	$(4,287)

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and, include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

As reported in Part II, Item 9A, “Controls and Procedures” in the 2012 Form 10-K, we did not complete our assessment of internal control over financial reporting at December 31, 2012 due to the substantial internal and external resources necessary to complete the restatement process and regain compliance with our financial reporting obligations. However, in the 2012 Form 10-K, we identified a number of deficiencies in our internal control over financial reporting and, on the basis of such deficiencies concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012. In connection with the preparation of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013. Based upon that evaluation, management concluded that the deficiencies identified in the 2012 Form 10-K, as discussed below, were under ongoing remediation and therefore continue to exist, and as such our disclosure controls and procedures were not effective as of March 31, 2013. The deficiencies identified consist of:

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

A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The control deficiencies identified above contributed to the delay in filing of our Quarterly Report on Form 10-Q for the three months ended March 31, 2013, and should be considered material weaknesses in our internal control over financial reporting.

As set forth below, management has taken or will take steps to remediate each of the control deficiencies identified above. Notwithstanding the control deficiencies described above, we have performed additional analyses and other procedures to enable management to conclude that our condensed consolidated financial statements included in this report fairly present, in all material respects, our financial condition and results of operations as of and for the three month ended March 31, 2013.

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

●
We have enhanced our journal entry policy, including a more stringent review and approval process. We have acquired and are implementing new software for recording asset acquisitions movement and disposal, and computing depreciation expense for financial and tax reporting. We have reduced the complexity of the Company's legal entities and have consolidated accounting data bases. We have enhanced our inventory management policies and procedures. We are implementing an automated process that uploads the trial balances of acquired entities' Enterprise Resource Planning (“ERP”) systems into our corporate ERP system on a monthly basis with a standardized, centrally controlled chart of accounts mapping and reconciliation across the Company. By reducing complexity in this regard, we have also eliminated a significant portion of intercompany transactions. We are implementing enhanced management and review procedures over our field entity-level accounting activities.

Management and our Audit Committee will continue to monitor these remedial measures and the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 30, 2012, a purported Company shareholder commenced a putative securities class action on behalf of purchasers of the Company's common stock in the U.S. District Court for the Southern District of New York against the Company, the former President and Chief Executive Officer (“former CEO”), and the former Vice President and Chief Financial Officer (“former CFO”). The plaintiff asserted claims alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) based on alleged false and misleading disclosures in the Company's public filings. In April and May 2012, four more putative securities class actions were filed by purported Company shareholders in the U.S. District Court for the Western District of North Carolina against the same set of defendants. The plaintiffs in these cases have asserted claims alleging violations of Sections 10(b) and 20(a) of the Exchange Act of 1934 based on alleged false and misleading disclosures in the Company's public filings. In each of the putative securities class actions, the plaintiffs seek damages for losses suffered by the putative class of investors who purchased Swisher common stock.

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

On May 30, 2012, the Company, and its former CEO and former CFO filed a motion with the United States Judicial Panel on Multidistrict Litigation (“MDL Panel”) to centralize all of the cases in the Western District of North Carolina by requesting that the actions filed in the Southern District of New York be transferred to the Western District of North Carolina.

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

On April 24, 2013, lead plaintiffs filed their first amended consolidated class action complaint (the “Class Action Complaint”) asserting similar claims as those previously alleged as well as additional allegations stemming from the Company's restated financial statements. The Class Action Complaint also names the Company's former Senior Vice President and Treasurer as an additional defendant. Defendants have sixty days from that date to answer or otherwise respond to the Class Action Complaint.

Derivative Litigation

On April 11, 2012 and May 11, 2012, the Board of Directors of the Company received demand letters (the “Demands”) from two of the Company’s purported stockholders. In general, the Demands ask the Board to undertake an independent investigation into potential violations of Delaware and federal law relating to the Company's March 28, 2012 disclosure that its previously issued financial results for the first, second and third fiscal quarters of 2011 should no longer be relied upon, and to initiate claims against responsible parties and/or implement therapeutic changes as needed. By letters delivered on May 17, 2013, the Board informed counsel for the purported stockholders that the Board had considered these Demands and, after consultation with counsel, determined that it is not in the best interests of the Company to pursue the claims outlined in the Demands.

Other Related Matter

The Company has been contacted by the staff of the Atlanta Regional Office of the SEC and by the United States Attorney's Office for the Western District of North Carolina (the “U.S. Attorney's Office”) after publicly announcing the Audit Committee's internal review and the delays in filing our periodic reports. The Company has been asked to provide information about these matters on a voluntary basis to the SEC and the U.S. Attorney's Office. The Company is fully cooperating with the SEC and the U.S. Attorney's Office. Any action by the SEC, the U.S. Attorney's Office or other government agency could result in criminal or civil sanctions against the Company and/or certain of its current or former officers, directors or employees.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition, or future results. There have been no material changes to the risk factors previously disclosed in our 2012 Form 10-K.

ITEM 6.  EXHIBITS

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**
101.LAB	XBRL Taxonomy Extension Label Linkbase.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase. **
________________________
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

SWISHER HYGIENE INC. (Registrant)

Dated: May 24, 2013	By:	/s/ Thomas C. Byrne
Thomas C. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 24, 2013	By:	/s/ William T. Nanovsky
William T. Nanovsky
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: May 24, 2013	By:	/s/ Linda C. Wilson-Ingram
Linda C. Wilson-Ingram
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

SWISHER HYGIENE INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**
101.LAB	XBRL Taxonomy Extension Label Linkbase.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase. **
________________________
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