Form 10-Q
period 2013-06-30
Swisher Hygiene Inc.
filed 2013-08-09
CIK 1504747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _____________.

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

Number of shares outstanding of each of the registrant's classes of Common Stock at August 5, 2013: 175,635,902 shares of Common Stock, $0.001 par value per share.

SWISHER HYGIENE INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2013	2012
Current assets
Cash and cash equivalents	$44,595	$61,419
Restricted cash	5,675	5,390
Accounts receivable (net of allowance for doubtful accounts of $2,034 at June 30, 2013 and $2,335 at December 31, 2012)	21,412	21,225
Inventory	15,841	15,327
Receivable due from sale of discontinued operations	-	12,500
Deferred income taxes	1,800	1,995
Assets held for sale	9,411	-
Other assets	3,145	4,804
Total current assets	101,879	122,660
Property and equipment, net	44,707	48,348
Goodwill	101,853	106,358
Other intangibles, net	9,614	11,051
Customer relationships and contracts, net	32,422	36,770
Other noncurrent assets	2,527	2,498
Total assets	$293,002	$327,685

Current liabilities
Accounts payable and accrued expenses	$28,084	$27,993
Long-term debt and obligations due within one year	6,463	9,145
Total current liabilities	34,547	37,138
Long-term debt and obligations	3,858	5,284
Deferred income taxes	5,244	4,673
Other long-term liabilities	3,393	3,447
Total noncurrent liabilities	12,495	13,404

Commitments and contingencies

Equity
Swisher Hygiene Inc. stockholders’ equity
Preferred stock, par value $0.001, authorized 10,000,000 shares; no shares issued and outstanding at June 30, 2013 and December 31, 2012	-	-
Common stock, par value $0.001, authorized 600,000,000 shares; 175,635,902 and 175,157,404 shares issued and outstanding at June 30, 2013 and December 31, 2012	176	175
Additional paid-in capital	386,963	385,452
Accumulated deficit	(140,130)	(107,507)
Accumulated other comprehensive loss	(1,049)	(999)
Total Swisher Hygiene Inc. stockholders’ equity	245,960	277,121
Non-controlling interest	-	22
Total equity	245,960	277,143
Total liabilities and equity	$293,002	$327,685

See Notes to Condensed Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue
Products	$48,996	$53,169	$95,033	$104,019
Services	5,909	6,744	11,653	13,753
Franchise and other	481	269	723	563
Total revenue	55,386	60,182	107,409	118,335

Costs and expenses
Cost of sales (exclusive of route expenses and related	24,399	26,832	46,965	52,079
depreciation and amortization)
Route expenses	11,236	10,171	21,807	20,766
Selling, general, and administrative expenses	27,066	35,597	57,045	65,566
Acquisition and merger expenses	-	42	-	162
Depreciation and amortization	5,503	5,188	11,152	10,165
Impairment related to assets held for sale	1,638	-	1,638	-
Total costs and expenses	69,842	77,830	138,607	148,738
Loss from continuing operations	(14,456)	(17,648)	(31,198)	(30,403)

Other expense, net	(88)	(373)	(159)	(799)
Net loss from continuing operations before income taxes	(14,544)	(18,021)	(31,357)	(31,202)
Income tax expense	(341)	(8)	(767)	(87)
Net loss from continuing operations	(14,885)	(18,029)	(32,124)	(31,289)
Loss from discontinued operations, net of tax	(499)	(882)	(499)	(883)
Net loss	(15,384)	(18,911)	(32,623)	(32,172)

Comprehensive loss
Employee benefit plan adjustment, net of tax	3	-	3	-
Foreign currency translation adjustment	(55)	(13)	(53)	(17)
Comprehensive loss	$(15,436)	$(18,924)	$(32,673)	$(32,189)

Loss per share
Basic and diluted (continuing operations)	$(0.08)	$(0.10)	$(0.18)	$(0.18)
Basic and diluted (discontinued operations)	(0.00)	(0.01)	(0.00)	(0.01)

Weighted-average common shares used in the computation of loss per share
Basic and diluted	175,288,859	174,996,323	175,223,495	174,913,264

See Notes to Condensed Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities of continuing operations
Net loss from continuing operations	$(32,124)	$(31,289)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	11,152	10,165
Provision for doubtful accounts	329	2,242
Stock based compensation	1,719	1,944
Realized and unrealized net gain on fair value of convertible promissory notes and earn-outs	-	(199)
Deferred income tax assets and liabilities	766	(125)
Impairment related to assets held for sale	1,638	-
Loss on sale of assets	26	-
Changes in working capital components:
Accounts receivable	(559)	961
Inventory	(514)	(4)
Other assets and noncurrent assets	1,614	(1,706)
Accounts payable, accrued expenses, and other current liabilities	2,153	(5,267)
Cash used in operating activities of continuing operations	(13,800)	(23,278)
Investing activities of continuing operations
Receivable due from sale of discontinued operations (including working capital adjustment)	12,571	-
Purchases of property and equipment	(8,509)	(11,141)
Cash received on sale of property and equipment	129	-
Acquisitions, net of cash acquired	-	(4,310)
Restricted cash	(285)	-
Cash provided by (used in) investing activities of continuing operations	3,906	(15,451)
Financing activities of continuing operations
Proceeds from debt issuances	484	-
Principal payments on debt	(4,592)	(6,819)
Cash used in financing activities of continuing operations	(4,108)	(6,819)

Discontinued operations
Net cash (used in) provided by operating activities	(2,822)	5,633
Net cash used in investing activities	-	(2,260)
Net cash provided by financing activities	-	524
Cash (used in ) provided by discontinued operations	(2,822)	3,897

Net decrease in cash and cash equivalents	(16,824)	(41,651)
Cash and cash equivalents at the beginning of the period	61,419	70,508
Cash and cash equivalents at the end of the period	$44,595	$28,857

See Notes to Condensed Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — BUSINESS DESCRIPTION

Principal Operations

Swisher Hygiene Inc. and its wholly-owned subsidiaries (the “Company,” “Swisher,” “We,” or “Our”) provide essential hygiene and sanitizing solutions to customers throughout much of North America and internationally through its network of company owned operations, franchises and master licensees. These solutions include essential products and services that are designed to promote superior cleanliness and sanitation in commercial environments, while enhancing the safety, satisfaction and well-being of employees and patrons. These solutions are typically delivered by employees on a regularly scheduled basis and involve providing our customers with: (i) consumable products such as detergents, cleaning chemicals, soap, paper and supplies, together with the rental and servicing of dish machines and other equipment for the dispensing of those products; (ii) the rental of facility service items requiring regular maintenance and cleaning, such as floor mats, mops, bar towels, and linens; and (iii) manual cleaning of their facilities. We serve customers in a wide range of end-markets, with a particular emphasis on the foodservice, hospitality, retail, and healthcare industries.

We have company owned operations and two franchise operations located throughout the United States and Canada and have entered into Master License Agreements covering the United Kingdom, Portugal, the Netherlands, Singapore, the Philippines, Taiwan, Korea, Hong Kong/Macau/China, and Mexico.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. The Company's Condensed Consolidated Financial Statements reflect all adjustments that management believes are necessary for the fair presentation of their financial position, results of operations, comprehensive loss and cash flows for the periods presented. The information at December 31, 2012 in the Company's Condensed Consolidated Balance Sheet included in this quarterly report was derived from the audited Consolidated Balance Sheet included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on May 1, 2013. The Company's 2012 Annual Report on Form 10-K is referred to in this quarterly report as the “2012 Annual Report.” This quarterly report should be read in conjunction with the 2012 Annual Report.

Intercompany balances and transactions have been eliminated in consolidation. Tabular information, other than share and per share data, is presented in thousands of dollars. Certain reclassifications have been made to prior year amounts for consistency with the current period presentation.

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

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Segment Reporting

We operate in one business segment, the manufacturing, distribution and delivery of hygiene and sanitizing solutions and services. We define business segments as components of an organization for which discrete financial information is available and operating results are evaluated on a regular basis by the chief operating decision maker (“CODM”) in order to assess performance and allocate resources. Our CODM is the Company’s President and Chief Executive Officer. Characteristics of our organization which were relied upon in making this determination include the similar nature of the products and services we sell, the functional alignment of our organizational structure, and the reports that are regularly reviewed by the CODM for the purpose of assessing performance and allocating resources. Previously we operated in two segments. See Note 3, “Discontinued Operations and Assets Held for Sale.”

Restricted cash

Restricted cash at June 30, 2013 and December 31, 2012 consists of amounts held in a collateral account to secure certain letters of credit related to a note payable, facility lease agreements and purchase card balances.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance and disclosure requirements for reporting amounts reclassified out of accumulated other comprehensive income. The guidance requires that an entity provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP. The guidance became effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. This standard was adopted in the first quarter of 2013.

NOTE 3 — DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Discontinued Operations – Waste Segment

On November 15, 2012, the Company completed a stock sale of Choice Environmental Services, Inc. (“Choice”), and other acquired businesses, including Lawson Sanitation, LLC, Central Carting Disposal, Inc. and FSR Transporting and Crane Services, Inc., that comprised the Waste segment to Waste Services of Florida, Inc. for $123.3 million resulting in a gain of $13.8 million net of tax that was recognized in the fourth quarter of 2012. The stock purchase agreement stipulated customary purchase price adjustments related to closing balance sheet working capital targets and, in addition, that $12.5 million of the purchase price consideration would be reserved and held back in escrow by the purchaser (the “holdback amount”) and paid subject to certain financial adjustments.  Management recorded the holdback amount in the calculation of the gain on sale of the Waste segment and the amount was classified on the balance sheet as “Receivable due from sale of discontinued operations” at December 31, 2012.  The proceeds from this receivable and the working capital adjustment were fully collected during the second quarter of 2013.  During the three months ended June 30, 2013, the Company recorded a $0.5 million adjustment to a worker's compensation liability that was retained as a part of the sale of Choice.  Net cash used in operating activities from discontinued operations represent the payment of certain liabilities for severance and professional fees, previously accrued as a part of the sale, and paid in the six months ended June 30, 2013.

Revenue for the three months and six months ended June 30, 2012, related to the Waste segment, were $17.5 million and $35.4 million, respectively. The loss, net of tax, was $0.9 million for the three and six months ended June 30, 2012.

Assets Held For Sale

During the second quarter of 2013, the Company commenced an active program to sell certain linen and dust routes and businesses that were determined to be an under-performing, non-core business or routes in non-core geographic markets.  Additionally, one of the Company’s manufacturing plants was closed in connection with our plant consolidation effort.  In accordance with ASC 360, Property, Plant and Equipment, these assets have been classified as Assets Held for Sale in the Condensed Consolidated Balance Sheet at June 30, 2013.  The assets have been adjusted to the lower of historical carrying amount or fair value.  These adjustments resulted in the recording of an impairment of goodwill of $1.6 million during the second quarter of 2013.  None of the disposal groups that could be classified as discontinued operations were material, individually or combined, to the Company’s consolidated financial statements, and thus these results of operations were not separately classified in discontinued operations.

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

 It is expected that the individual sales transactions related to these assets will be consummated within the next twelve months. The major classes of the assets held for sale are as follows:

June 30, 2013
(in thousands, except per share data)
Accounts receivable	$36
Property and equipment, net	4,942
Goodwill	2,867
Customer relationships, net	1,551
Other	15
Assets held for sale	$9,411

NOTE 4 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets have been recognized in connection with the Company's acquisitions. We test our goodwill and intangible asset balances during the fourth quarter of the year for impairment or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The impairment test performed during the fourth quarter of 2012 did not result in an impairment charge to goodwill or the infinite lived intangible assets. An impairment charge of $0.5 million was recognized related to certain finite lived intangible assets at that time. Changes in goodwill occurred as follows:

Goodwill:
2013
December 31, 2012	$106,358
Adjustment to the lower of carrying value or fair market value for Assets Held for Sale (Note 3)	(1,638)
Reclassification to Assets Held for Sale (Note 3)	(2,867)
June 30, 2013	$101,853

On a quarterly basis, we monitor the key drivers of fair value to detect the existence of indicators or changes that would warrant an interim impairment test of our goodwill and intangible assets. Based on our assessment of these variables as well as the fact that our operating losses incurred to date are materially consistent with projections used in our 2012 annual impairment analysis, we concluded that there was no need to perform an impairment test during the three months ended June 30, 2013. The estimates used for our future cash flows and discount rates represent management’s best estimates, which we believe to be reasonable, but future continued declines in business performance may impair the recoverability of our goodwill and intangible assets balances and result in an impairment charge being recorded in future periods.

Amortization expense on finite lived intangible assets for the six months ended June 30, 2013 and 2012 was $4.2 million and $4.3 million, respectively.

NOTE 5 — INVENTORY

	June 30,	December 31,
	2013	2012
Finished goods	$12,066	$11,595
Raw materials	2,875	3,202
Work in process	900	530
Total	$15,841	$15,327

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 6 — EQUITY

Changes in equity for the six months ended June 30, 2013 consisted of the following:

Balance at December 31, 2012	$277,143
Stock based compensation	1,719
Shares withheld related to net share settlement of RSUs	(207)
Foreign currency translation adjustment	(53)
Employee benefit plan adjustment	3
Liquidation of minority interest	(22)
Net loss	(32,623)
Balance at June 30, 2013	$245,960

Subsequent to the Company’s notification from NASDAQ in June of 2013, that indicated the Company had completed all outstanding filing requirements and had regained compliance with NASDAQ listing rules, the Company was in a position to settle previously vested RSUs. During the three months ended June 30, 2013, the Company issued a total of 695,422 shares related to previously vested RSUs and in accordance with certain employee’s instructions, the Company withheld 216,924 shares to cover the required statutory withholding tax totaling $0.2 million which was determined based on the closing price of our common stock on June 5, 2013. These shares are considered retired under the provisions of the Swisher Hygiene Inc. 2010 Stock Incentive Plan. See Note 14, "Commitments and Contingencies" - in the Other Related Matters section.

Comprehensive Loss

A summary of the changes in the components of accumulated other comprehensive loss for the six months ended June 30, 2013 is provided below:

	Foreign Currency Translation Adjustment	Employee Benefit Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$(61)	$(938)	$(999)
Current period other comprehensive income (loss)	(53)	3	(50)
Balance at June 30, 2013	$(114)	$(935)	$(1,049)

NOTE 7 — LONG-TERM DEBT AND OBLIGATIONS

	June 30, 2013	December 31, 2012
Notes payables	$2,956	$3,909
Convertible promissory notes, 4.0%: maturing at various dates through 2016	5,864	8,089
Capitalized lease obligations and other financing	1,501	2,431
Total debt and obligations	10,321	14,429
Long-term debt and obligations due within one year	(6,463)	(9,145)
Long-term debt and obligations	$3,858	$5,284

Notes payable consist primarily of obligations incurred or assumed related to prior years’ acquisitions. One of the seller notes payable totaling $1.0 million is secured by a letter of credit and the remaining notes are secured by the Company. Interest on these notes range between 2.5% and 4.5% and they mature at various dates through 2019.

At the Company’s election, convertible promissory notes with an aggregate principal balance of $5.4 million may be settled into a maximum of 2,722,228 shares of common stock. The Company may settle, at any time prior to and including the maturity date, any portion of the outstanding principal amount, plus accrued interest in a combination of cash and shares of common stock. To the extent that the Company’s common stock is part of such settlement, the settlement price is the most recent closing price of the Company’s common stock on the trading day prior to the date of settlement. Although none of these notes have been settled to date with shares, if all notes outstanding at June 30, 2013 were to be settled with shares, the Company would issue 2,722,228 shares of common stock. These notes do not require remeasurement to fair value after the business combination dates.

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

At the holder’s election, one convertible promissory note that matures in 2013 with an aggregate principal balance of $0.4 million may be converted into shares of the Company’s common stock at any time, but not later than the maturity date at a fixed conversion price of $5.00 per share. In addition, the Company may deliver at any time prior to and including the maturity date any portion of the outstanding principal and accrued interest in shares of common stock. The settlement price at which the principal and accrued interest subject to settlement would be converted to common stock is the lesser of (i) the volume weighted average price for the five trading days on NASDAQ immediately prior to the date of conversion, and (ii) the fixed conversion rate; provided, however, that the closing price per share of common stock as reported on NASDAQ on the trading day immediately preceding the date of conversion is not less than $5.00. The note is convertible by the holder into a maximum of 313,040 shares of the Company’s common stock. If this note was converted at June 30, 2013, the Company would have issued 99,951 shares of the Company’s common stock. The Company records this note at fair value and adjusts its carrying value to fair value at each subsequent period.

The Company has entered into capitalized lease obligations with third party finance companies to finance the cost of certain equipment. At June 30, 2013 and December 31, 2012, these obligations bore interest at rates ranging between 3.0% and 9.2%.

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

One of the Company’s convertible promissory notes outstanding at June 30, 2013 is convertible at the holder’s election into a variable number of the Company’s shares at a fixed conversion rate and is considered a Level 3 financial instrument. The fair value of this convertible promissory note is based primarily on a Black-Scholes pricing model. The significant management assumptions and estimates used in determining the fair value include the expected term and volatility of our common stock. The expected volatility is based on an analysis of industry peer's historical stock price over the term of the notes as the Company does not have sufficient history of its own stock volatility, which is estimated at approximately 25%. The Company believes that using a peer group stock volatility rate is appropriate given the Company’s relatively short history as a public company which involved a high growth phase and the audit committee investigation, discussed further in Note 14, “Commitments and Contingencies,” both of which occurred in 2011. The subsequent changes in the fair value of this instrument due to changes in underlying data is recorded in other expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Loss. Future movement in the market price of our stock could significantly change the fair value of this instrument and impact our earnings. The Company has no Level 1 or Level 2 financial instruments.

The following table is a reconciliation of changes in fair value of this note:

Balance at December 31, 2012	$886
Issuance of convertible promissory notes	-
Settlement/conversion of convertible promissory notes	(448)
Net gains (losses) included in earnings	-
Balance at June 30, 2013	$438
The amount of gains (losses) included in earnings attributable to liabilities still held at the end of the period	$-

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The above balance represents the fair value of the one remaining convertible note that is subject to continual remeasurement and mark to market accounting and is included in the $5.9 million balance of the Company’s total convertible promissory notes at June 30, 2013.

Financial Instruments

The Company's financial instruments, which may expose the Company to concentrations of credit risk, include cash and cash equivalents, accounts receivable, accounts payable, and debt. Cash and cash equivalents are maintained at financial institutions. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short maturity of these instruments. The fair value of the Company's debt is estimated based on the current borrowing rates available to the Company for bank loans with similar terms and maturities, and approximates the carrying value of these liabilities. As discussed above, the convertible promissory note that is convertible into a variable number of the Company's common shares at the holder’s election is recorded at fair value at each reporting period date.

NOTE 9 — OTHER EXPENSE, NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income	$10	$-	$25	$-
Interest expense	(80)	(531)	(182)	(1,112)
Realized and unrealized net gain on fair value instruments	-	170	-	199
Foreign currency	(1)	(43)	(2)	(40)
Other	(17)	31	-	154
Total other expense, net	$(88)	$(373)	$(159)	$(799)

NOTE 10 — SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2013	2012
Cash paid for interest	$155	$1,236

Cash received from interest	$25	$-

Notes payable issued or assumed on acquisitions	$-	$1,121

Conversion of promissory notes	$-	$37

Issuance of shares for acquisitions	$-	$37

NOTE 11 — LOSS PER SHARE

Net loss attributable per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. The following were not included in the computation of diluted loss per share for the three and six months ended June 30, 2013, as their inclusion would be anti-dilutive:

●  2,867,707 shares of common stock underlying outstanding stock options and unvested restricted units.

The following were not included in the computation of diluted loss per share for the three months and six months ended June 30, 2012 as their inclusion would be anti-dilutive.

●  5,975,866 shares of common stock underlying outstanding stock options and unvested restricted stock units.

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 12 — INCOME TAXES

In projecting the Company’s income tax expense for 2013, management has concluded that it is not more likely than not that the Company will realize the benefit of its deferred tax assets and as a result a full valuation allowance will be required as of December 31, 2013. Therefore, the Company has not recognized a tax benefit as it relates to the current loss for the period ended June 30, 2013.

For the three months and six months ended June 30, 2013, the Company has recorded an estimate for income taxes based on the Company’s projected income tax expense for the twelve month period ending December 31, 2013. The Company’s tax provision has an unusual relationship to pretax loss mainly because of the existence of a full deferred tax asset valuation allowance. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance. However, tax expense recorded in the second quarter of 2013 included the accrual of income tax expense related to an additional valuation allowance, in connection with the tax amortization of the Company’s indefinite-lived intangible assets, that was not available to offset existing deferred tax assets (termed a “naked credit”). Specifically, the Company does not consider the deferred tax liabilities related to indefinite lived intangibles assets when determining the need for a valuation allowance.

NOTE 13 — RELATED PARTY TRANSACTIONS

The Company paid fees for training course development and utilization of the delivery platform from a company, the majority of which is owned by a partnership in which a stockholder and another director have a controlling interest. Fees paid during the six months ended June 30, 2013 and 2012 were less than $0.1 million, respectively.

As discussed further below in Note 14, “Commitments and Contingencies,” the Company entered into a Manufacturing and Supply Agreement (the “Cavalier Agreement”) with a plant in connection with its acquisition of Sanolite in July of 2011. Also in connection with the acquisition, two of the owners of both Sanolite and the manufacturing plant became Company employees. Purchases, pursuant to the Cavalier Agreement, for the three months ended June 30, 2013 and 2012 were $1.9 million and $2.0 million, respectively. Purchases, pursuant to the Cavalier Agreement, for the six months ended June 30, 2013 and 2012 were $3.6 million and $3.8 million, respectively. At June 30, 2013 and December 31, 2012, the Company has $0.7 million and $0.5 million included in accounts payable due to this entity, respectively. As described further below, the transactions pursuant to the Cavalier Agreement are considered to be conducted at the going market prices for such products.

The Company is obligated to make lease payments pursuant to certain real property and equipment lease agreements with employees that were former owners of acquired companies. Payments during the three months ended June 30, 2013 and 2012 were $0.3 million and $0.4 million, respectively, and for the six months ended June 30, 2013 and 2012 were $0.5 million and $0.8 million, respectively. In addition, during the three months ended June 30, 2013 previously leased equipment was acquired at a fair market value, determined by a third party appraiser, of $0.2 million.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Guarantees

In connection with a distribution agreement entered into in December 2010, the Company provided a guarantee that the distributor's operating cash flows associated with the agreement would not fall below certain agreed-to minimums, subject to certain pre-defined conditions, over the ten year term of the distribution agreement. If the distributor's annual operating cash flow does fall below the agreed-to annual minimums, the Company will reimburse the distributor for any such short fall up to a pre-designated amount. No value was assigned to the fair value of the guarantee at June 30, 2013 and December 31, 2012 based on a probability assessment of the projected cash flows. Management currently does not believe that it is probable that any amounts will be paid under this agreement and thus there is no amount accrued for the guarantee in the Condensed Consolidated Financial Statements. This liability would be considered a Level 3 financial instruments given the unobservable inputs used in the projected cash flow model. See Note 8, “Fair Value Measurements and Financial Instruments” for the fair value hierarchy.

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As discussed above in Note 13, “Related Party Transactions,” the Company entered into the Cavalier Agreement. The agreement, which was scheduled to expire on December 31, 2012, was extended for an additional two year period with an automatic 18-month renewal term. The agreement provides for pricing adjustments, up or down, on the first of each month based on the vendor's actual average product costs incurred during the prior month. Additional product payments made by the Company due to the vendors pricing adjustment as a result of this agreement have not been significant and have not represented costs materially above the going market price for such product.

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

During 2012, we incurred costs in excess of $6.0 million directly attributable to the Audit Committee’s investigation process. In addition, during the six months of 2013, we have incurred approximately $4.4 million in additional review-related expenses, including fees for additional audit work, accounting review, and legal representation.

Legal Matters

The Company is subject to legal proceedings and claims related to, among other things, general and product liability, automobile claims and environmental matters which arise in the ordinary course of its business. Additionally, the Company is involved in other litigation matters, discussed further below.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows. However, the results of these matters cannot be predicted.

Securities Litigation

There have been six stockholder lawsuits filed in federal courts in North Carolina and New York asserting claims relating to the Company's March 28, 2012 announcement regarding the Company's Board conclusion that the Company's previously issued interim financial statements for the quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011, and the other financial information in the Company's quarterly reports on Form 10-Q for the periods then ended, should no longer be relied upon and that an internal review by the Company's Audit Committee primarily relating to possible adjustments to the Company's financial statements was ongoing.

On March 30, 2012, a purported Company stockholder commenced a putative securities class action on behalf of purchasers of the Company's common stock in the U.S. District Court for the Southern District of New York against the Company, the former President and Chief Executive Officer ("former CEO"), and the former Vice President and Chief Financial Officer ("former CFO"). The plaintiff asserted claims alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") based on alleged false and misleading disclosures in the Company's public filings. In April and May 2012, four more putative securities class actions were filed by purported Company stockholders in the U.S. District Court for the Western District of North Carolina against the same set of defendants. The plaintiffs in these cases have asserted claims alleging violations of Sections 10(b) and 20(a) of the Exchange Act based on alleged false and misleading disclosures in the Company's public filings. In each of the putative securities class actions, the plaintiffs seek damages for losses suffered by the putative class of investors who purchased Swisher common stock.

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On May 21, 2012, a stockholder derivative action was brought against the Company's former CEO and former CFO and the Company's then directors for alleged breaches of fiduciary duty by another purported Company stockholder in the Southern District of New York. In this derivative action, the plaintiff seeks to recover for the Company damages arising out of the then possible restatement of the Company's financial statements.

On May 30, 2012, the Company, and its former CEO and former CFO filed a motion with the United States Judicial Panel on Multidistrict Litigation ("MDL Panel") to centralize all of the cases in the Western District of North Carolina by requesting that the actions filed in the Southern District of New York be transferred to the Western District of North Carolina.

In light of the motion to centralize the cases in the Western District of North Carolina, the Company, and its former CEO and former CFO requested from both courts a stay of all proceedings pending the MDL Panel's ruling. On June 4, 2012, the Southern District of New York adjourned all pending dates in the cases in light of the motion to transfer filed before the MDL Panel. On June 13, 2012, the Western District of North Carolina issued a stay of proceedings pending a ruling by the MDL Panel.

On August 13, 2012, the MDL Panel granted the motion to centralize, transferring the actions filed in the Southern District of New York to the Western District of North Carolina as part of MDL No. 2384, captioned In re Swisher Hygiene, Inc. Securities and Derivative Litigation. In response, on August 21, 2012, the Western District of North Carolina issued an order governing the practice and procedure in the actions transferred to the Western District of North Carolina as well as the actions originally filed there.

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

On April 24, 2013, lead plaintiffs filed their first amended consolidated class action complaint (the "Class Action Complaint") asserting similar claims as those previously alleged as well as additional allegations stemming from the Company's restated financial statements. The Class Action Complaint also names the Company's former Senior Vice President and Treasurer as an additional defendant. On June 24, 2013, defendants moved to dismiss the Class Action Complaint. Briefing on the motions to dismiss will be completed by August 9, 2013.

On June 11, 2013, an individual action was filed in the U.S. District Court for the Southern District of Florida captioned Miller, et al. v. Swisher Hygiene, Inc., et al., No. 0:13-CV-61292-JAL, against the Company, its former CEO and former CFO, and a former Company director, bringing state and federal claims founded on the allegations that in deciding to sell their company to the Company, plaintiffs relied on defendant's statements about such things as the Company's accounting and internal controls, which, in light of Swisher's restatements of its financial statements, were false. On July 17, 2013, the Company notified the MDL Panel of this action, and requested that it be transferred and centralized in the Western District of North Carolina with the other actions pending there. On July 23, 2013, the MDL Panel issued a Conditional Transfer Order (the "CTO"), conditionally transferring the case to the Western District of North Carolina. On July 29, 2013, plaintiffs notified the MDL Panel that they will seek to vacate the CTO. On July 30, 2013, the MDL Panel set a schedule requiring plaintiffs to file their motion to vacate and supporting brief by August 13, 2013, and defendants to file their opposition to the motion to vacate by September 3, 2013. In light of the proceedings in the MDL Panel, defendants requested that the Southern District of Florida stay all proceedings pending the MDL Panel's ruling. On August 6, 2013, the Southern District of Florida issued a stay of all proceedings pending a ruling by the MDL Panel.

Derivative Litigation

On April 11, 2012 and May 11, 2012, the Company's Board received demand letters (the “Demands”) from two of the Company’s purported stockholders. In general, the Demands ask the Board to undertake an independent investigation into potential violations of Delaware and federal law relating to the Company's March 28, 2012 disclosure that its previously issued financial results should no longer be relied upon, and to initiate claims against responsible parties and/or implement therapeutic changes as needed. By letters delivered on May 17, 2013, the Board informed counsel for the purported stockholders that the Board had considered these Demands and, after consultation with counsel, determined that it is not in the best interests of the Company to pursue the claims outlined in the Demands.

On July 11, 2013, one of the purported stockholders filed a derivative action on behalf of the Company in the General Court of Justice, Superior Court Division in the State of North Carolina, Mecklenburg County, captioned Borthwick v. Berrard, et. al., No. 13-CVS-12397. The action asserts claims against the Company as a nominal defendent, its former CEO and former CFO, and certain former and current Company directors for breaches of fiduciary duties, gross mismanagement, abuse of control, waste of corporate assets, and aiding and abetting thereof, in connection with the Company's restatement of its financial statements. Among other things, the action seeks damages on behalf of the Company and an order directing the Company to implement corporate governance reforms. On August 7, 2013, the Company filed a notice to remove the action from the General Court of Justice, Superior Court Division in the State of North Carolina, Mecklenburg County to the Western District of North Carolina.

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

On July 17, 2013, the Company received a written notice (the “Notice”) from the Listing Qualifications department of The Nasdaq Stock Market (“Nasdaq") indicating that the Company is not in compliance with the minimum bid price requirement of $1.00 per share set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing on The Nasdaq Global Select Market.  The Nasdaq Listing Rules require listed securities to maintain a minimum bid price of $1.00 per share and, based upon the closing bid price for the 30 consecutive business days ended July 16, 2013, the Company did not meet this requirement. The Company will be provided a 180 day period in which to regain compliance. If at any time during this period the closing bid price of the Company’s common stock is at least $1.00 for a minimum of ten consecutive business days, the Company will receive a written confirmation of compliance from Nasdaq and the matter will be closed.  In addition, following the initial 180 day period, the Company may be eligible for an additional 180 day period to regain compliance, subject to the Company, at that time, transferring its securities to The Nasdaq Capital Market and confirming that the Company will, if necessary to cure the deficiency, effect a reverse stock split during the second 180 day compliance period.  At present, the Company will work to regain compliance during the initial 180 day compliance period and will actively monitor its performance with respect to the listing standards.

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

Discontinued Operations and Assets Held for Sale

On November 15, 2012, the Company completed a stock sale of Choice Environmental Services, Inc. (“Choice”), and other acquired businesses, including Lawson Sanitation, LLC, Central Carting Disposal, Inc. and FSR Transporting and Crane Services, Inc., that comprised the Waste segment to Waste Services of Florida, Inc. for $123.3 million resulting in a gain of $13.8 million net of tax that was recognized in the fourth quarter of 2012. The stock purchase agreement stipulated customary purchase price adjustments related to closing balance sheet working capital targets and in addition, that $12.5 million of the purchase price consideration would be reserved and held back in escrow by the purchaser (the “holdback amount”) and paid subject to certain financial adjustments.  Management recorded the holdback amount in the calculation of the gain on sale of the Waste segment and the amount was classified on the balance sheet as “Receivable due from sale of discontinued operations” at December 31, 2012.  The proceeds from this receivable were fully collected during the second quarter of 2013.  During the three months ended June 30, 2013, the Company recorded a $0.5 million adjustment to a worker's compensation liability that was retained as a part of the sale of Choice.  Net cash used in operating activities from discontinued operations represent the payment of certain liabilities for severance and professional fees, previously accrued as a part of the sale, and paid in the six months ended June 30, 2013.

Revenue for the three months and six months ended June 30, 2012, related to the Waste segment, were $17.9 million and $35.4 million, respectively. The loss, net of tax, was $0.9 million for the three and six months ended June 30, 2012.

During the second quarter of 2013, the Company commenced an active program to sell certain linen and dust routes and businesses that were determined to be an under-performing, non-core business or routes in non-core geographic markets.  Additionally, one of the Company’s manufacturing plants was closed in connection with our plant consolidation effort.  In accordance with ASC 360, Property, Plant and Equipment, these assets have been classified as Assets Held for Sale in the Condensed Consolidated Balance Sheet at June 30, 2013.  The assets have been adjusted to the lower of historical carrying amount or fair value.  These adjustments resulted in the recording of an impairment of goodwill of $1.6 million during the second quarter of 2013.   None of the disposal groups that could be classified as discontinued operations were material, individually or combined, to the Company’s consolidated financial statements, and thus these results of operations were not separately classified in discontinued operations.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the Consolidated Financial Statements in our 2012 Form 10-K, describe these significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting policies since the filing of the 2012 Form 10-K.

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

On a quarterly basis, we monitor the key drivers of fair value to detect the existence of indicators or changes that would warrant an interim impairment test of our goodwill and intangible assets. Based on our assessment of these variables as well as the fact that our operating losses incurred to date are materially consistent with projections used in our 2012 annual impairment analysis, we concluded that there was no need to perform an impairment test during the three months ended June 30, 2013. The estimates used for our future cash flows and discount rates represent management’s best estimates, which we believe to be reasonable, but future continued declines in business performance may impair the recoverability of our goodwill and intangible assets balances and result in an impairment charge being recorded in a future quarterly or annual reporting period.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance and disclosure requirements for reporting amounts reclassified out of accumulated other comprehensive income. The guidance requires that an entity provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP. The guidance became effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. This standard was adopted in the first quarter of 2013.

RESULTS OF CONTINUING OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2013

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

Total revenue and the revenue derived from each revenue type for the three months ended June 30, 2013 and 2012 are as follows:

	2013	%	2012	%
Revenue	(In thousands)
Chemical products	$37,836	68.3%	$41,846	69.5%
Hygiene, rental and other	17,550	31.7	18,336	30.5
Total revenue	$55,386	100.0%	$60,182	100.0%

Consolidated revenue decreased $4.8 million to $55.4 million. The components of the decreased revenue were a decline in chemical products of $4.0 million to $37.8 million, hygiene services and products of $0.7 million to $11.2 million in 2013, and rental and other of $0.1 million to $6.3 million in 2013. The amounts represent decreases of 9.6%, 5.4% and 2.2%, respectively. Throughout these product lines, decreases in revenue were primarily attributable to the loss of customers from the integration of some of our smaller acquisitions as well as the loss of two large accounts, including a chemical wholesale customer representing $1.8 million of the decrease in quarterly revenue. In addition, the sale in 2012 of a non-core business resulted in a revenue decrease of approximately $0.7 million.

Cost of Sales

Cost of sales consists primarily of the cost of chemical, paper, air freshener and other consumable products sold to, or used in the servicing of, our customers. These costs are exclusive of route expense and related depreciation and amortization. Cost of sales for the three months ended June 30, 2013 and 2012 are as follows:

	2013	%(1)	2012	%(1)
Cost of Sales	(In thousands)
Chemical products	$17,052	45.1%	$19,146	45.8%
Hygiene, rental and other	7,347	41.9	7,686	41.9
Total cost of sales	$24,399	44.1%	$26,832	44.6%

(1)   Represents cost as a percentage of the respective product and service line revenue.

Cost of sales decreased $2.4 million or 9.1% primarily due to a decrease in volume totaling $4.8 million from the prior period. Cost of sales as a percentage decreased slightly from 2012.

Route Expenses

Route expenses consist of costs incurred by the Company for the delivery of products and providing services to customers. The components of route expenses for the three months ended June 30, 2013 and 2012 are as follows:

	2013	%(1)	2012	%(1)
	(In thousands)
Compensation	$7,384	13.3%	$7,305	12.2%
Vehicle and other expenses	3,852	7.0	2,866	4.8
Total route expenses	$11,236	20.3%	$10,171	17.0%

(1)           Represents route expenses as a percentage of total revenue.

Route expenses increased $1.1 million to $11.2 million. As a percentage of revenue, route expenses increased 3.3% to 20.3% due to the decrease in revenue. The components of this change were increases in compensation of $0.1 million and vehicle and other expenses of $1.0 million. The increase in compensation expense of $0.1 million is due to an increase in workers’ compensation insurance.  The increase in vehicle and other expenses of $1.0 million is due primarily to a decrease in company owned vehicles offset by an increase in company leased vehicles, increases in vehicle insurance and repairs and maintenance, and the change from cell phones to handheld devices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of the costs incurred for:

●	Local office and field management support costs that are related to field operations. These costs include compensation, occupancy expense and other general and administrative expenses.

●	Selling expenses which include compensation and commission for local sales representatives and corporate account executives.

●	Marketing expenses.

●
Corporate office expenses that are related to general support services, which include executive management costs, as well as department costs for information technology, human resources, accounting, purchasing and other support functions.

●	Investigation and professional fees related to the Audit Committee review, restatement process, and other non-recurring fees related to completing our 2012 audit.

The details of selling, general and administrative expenses for the three months ended June 30, 2013 and 2012 are as follows:

	2013	%(1)	2012	%(1)
Selling, General & Administrative Expenses	(In thousands)
Compensation	$15,354	27.7%	$15,733	26.1%
Occupancy	2,290	4.1	2,559	4.3
Other	9,422	17.0	17,305	28.8
Total selling, general & administrative expenses	$27,066	48.9%	$35,597	59.2%

(1)           Represents expenses as a percentage of total revenue.

Selling, general, and administrative expenses decreased $8.5 million to $27.1 million. The components of this change were decreases in compensation of $0.4 million, occupancy of $0.3 million, and other expenses of $7.9 million. The decrease in compensation expense was due to the continuing effort to control and decrease compensation costs and a decrease in stock compensation expense from $1.1 million to $1.0 million.

Other selling, general and administrative expenses decreased $7.9 million or 45.6%. This decrease is primarily comprised of the decrease in professional fees of 64.3%, totaling $6.6 million, the decrease in provision for doubtful accounts of 75.6% totaling $0.7 million plus additional expense reduction initiatives. Professional fees related to investigation, review and other non-routine professional fees decreased $8.0 million to $1.5 million.

Depreciation and Amortization

Depreciation and amortization consists of depreciation of property and equipment and the amortization of intangible assets. Depreciation and amortization of $5.5 million increased $0.3 million or 6.1%. The increase is primarily related to depreciation on capital expenditures unrelated to business combinations of $16.2 million made since June 30, 2012.

Other Expense, Net

Details of other expense, net for three months ended June 30, 2013 and 2012 are as follows:

	2013	2012
Interest income	$10	$-
Interest expense	(80)	(531)
Realized and unrealized net gain on fair value of convertible debt and earn-outs	-	170
Foreign currency	(1)	(43)
Other	(17)	31
Total other expense, net	$(88)	$(373)

The net gain on debt related fair value measurements is the result of the adjustment to fair value of the convertible promissory notes that were issued during the second half of 2011 and first quarter of 2012. The fair value of these convertible promissory notes is impacted by the market price of our stock. See Note 8, “Fair Value Measurements and Financial Instruments” of the Notes to Condensed Consolidated Financial Statements.

The reduction in interest expense reflects the lower borrowings outstanding in 2013 versus 2012.

FOR THE SIX MONTHS ENDED JUNE 30, 2013

Total revenue and the revenue derived from each revenue type for the six months ended June 30, 2013 and 2012 are as follows:

	2013	%	2012	%
Revenue	(In thousands)
Chemical products	$73,503	68.4%	$81,875	69.2%
Hygiene, rental and other	33,906	31.6	36,460	30.8
Total revenue	$107,409	100.0%	$118,335	100.0%

Consolidated revenue decreased $10.9 million to $107.4 million. The components of the decreased revenue were a decline in chemical products of $8.4 million to $73.5 million, hygiene services and products of $2.1 million to $21.8 million in 2013, and rental and other of $0.4 million to $12.1 million in 2013. The amounts represent decreases of 10.2%, 8.9% and 3.4%, respectively. Throughout these product lines, decreases in revenue were primarily attributable to the loss of customers from the integration of some of our smaller acquisitions as well as the loss of two large accounts, including a chemical wholesale customer representing a decrease of $3.8 million of year to date revenue. In addition, the sale in 2012 of a non-core business resulted in a revenue decrease of approximately $1.3 million.

Cost of Sales

Cost of sales consists primarily of the cost of chemical, paper, air freshener and other consumable products sold to, or used in the servicing of, our customers. These costs are exclusive of route expense and related depreciation and amortization. Cost of sales for the six months ended June 30, 2013 and 2012 are as follows:

	2013	%(1)	2012	%(1)
Cost of Sales	(In thousands)
Chemical products	$32,380	44.1%	$37,727	46.1%
Hygiene, rental and other	14,585	43.0	14,352	39.4
Total cost of sales	$46,965	43.7%	$52,079	44.0%

(1)           Represents cost as a percentage of the respective product and service line revenue.

Cost of sales decreased $5.1 million or 9.8% primarily due to a decrease in volume totaling $10.9 million from the prior period. Cost of sales as a percentage of revenue decreased from 44.0% to 43.7%. As a percentage of sales, cost of hygiene, rental and other sales increased by 3.6% due primarily to a higher proportion of sales coming from paper and other consumable products that have a higher cost of sales than our hygiene service.

Route Expenses

Route expenses consist of costs incurred by the Company for the delivery of products and providing services to customers. The details of route expenses for the six months ended June 30, 2013 and 2012 are as follows:

	2013	%(1)	2012	%(1)
	(In thousands)
Compensation	$15,056	14.0%	$14,815	12.6%
Vehicle and other expenses	6,751	6.3	5,951	5.0
Total route expenses	$21,807	20.3%	$20,766	17.6%

(1)            Represents route expenses as a percentage of total revenue.

Route expenses increased $1.0 million or 5.0%. As a percentage of revenue route expenses increased 2.7% to 20.3% of revenue due to the decrease in revenue.  The components of this change were increases in compensation of $0.2 million and vehicle and other expenses of $0.8 million. The increase in compensation expense of $0.2 million is due to an increase in workers’ compensation insurance.  The increase in vehicle and other expenses of $0.8 million is due primarily to a decrease in company owned vehicles offset by an increase in company leased vehicles, increases in vehicle insurance and repairs and maintenance and the change from cell phones to handheld devices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of the costs incurred for:

●	Local office and field management support costs that are related to field operations. These costs include compensation, occupancy expense and other general and administrative expenses.

●	Selling expenses which include compensation and commission for local sales representatives and corporate account executives.

●	Marketing expenses.

●
Corporate office expenses that are related to general support services, which include executive management costs, as well as department costs for information technology, human resources, accounting, purchasing and other support functions.

●	Investigation and professional fees related to the Audit Committee review, restatement process, and other non-recurring fees related to completing our 2012 audit.

The details of selling, general and administrative expenses for the six months ended June 30, 2013 and 2012 are as follows:

	2013	%(1)	2012	%(1)
Selling, General & Administrative Expenses	(In thousands)
Compensation	$30,893	28.8%	$33,358	28.2%
Occupancy	4,750	4.4	4,978	4.2
Other	21,402	19.9	27,230	23.0
Total selling, general & administrative expenses	$57,045	53.1%	$65,566	55.4%

(1)           Represents expenses as a percentage of total revenue.

Selling, general, and administrative expenses decreased $8.5 million to $57.0 million. The primary components of this change were decreases in compensation of $2.5 million and in other expenses of $5.8 million. The decrease in compensation expense primarily relates to cost savings initiatives which began in late 2012 and continue in 2013 and a decrease in stock compensation expense of $0.4 million to $1.7 million.

Other selling, general and administrative expenses decreased $5.8 million or 21.4%. This decrease is comprised of $3.3 million, or 24.6% in professional fees, $1.4 million or 81.4% in the provision for doubtful accounts plus additional expense reduction initiatives. Professional fees related to investigation, review and non-routine professional fees decreased $5.9 million to $5.4 million.

Depreciation and Amortization

Depreciation and amortization consists of depreciation of property and equipment and the amortization of intangible assets. Depreciation and amortization of $11.2 million increased $1.0 million or 9.7%. The increase is primarily related to depreciation on capital expenditures unrelated to business combinations of $16.2 million made since June 30, 2012.

Other Expense, Net

Details of other expense, net for the six months ended June 30, are as follows:

	2013	2012
Interest income	$25	$-
Interest expense	(182)	(1,112)
Realized and unrealized net gain on fair value of convertible debt and earn-outs	-	199
Foreign currency	(2)	(40)
Other	-	154
Total other expense, net	$(159)	$(799)

The net gain on debt related fair value measurements is the result of the required adjustment to fair value of the convertible promissory notes that were issued during the second half of 2011 and first quarter of 2012. The fair value of these convertible promissory notes is impacted by the market price of our stock. See Note 8, “Fair Value Measurements and Financial Instruments” of the Notes to Condensed Consolidated Financial Statements.

The reduction in interest expense reflects the lower borrowings outstanding in 2013 versus 2012.

Income Tax Expense

In projecting the Company’s income tax expense for 2013, management has concluded that it is not more likely than not that the Company will realize the benefit of its deferred tax assets and as a result a full valuation allowance will be required as of December 31, 2013. Therefore, the Company has not recognized a tax benefit as it relates to the current loss for the period ended June 30, 2013.

For the three months and six months ended June 30, 2013, the Company has recorded an estimate for income taxes based on the Company’s projected income tax expense for the twelve month period ending December 31, 2013. The Company’s tax provision has an unusual relationship to pretax loss mainly because of the existence of a full deferred tax asset valuation allowance. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance. However, tax expense recorded in the first and second quarter of 2013 included the accrual of income tax expense related to additional valuation allowance in connection with the tax amortization of the Company’s indefinite-lived intangible assets that was not available to offset existing deferred tax assets (termed a “naked credit”). Specifically, the Company does not consider the deferred tax liabilities related to indefinite lived intangibles assets when determining the need for a valuation allowance.

Cash Flows Summary

The following table summarizes cash flows from continuing operations for the six months ended June 30, 2013 and 2012:

	2013	2012
	(In thousands)
Net cash used in operating activities	$(13,800)	$(23,278)
Net cash provided by (used in) investing activities	3,906	(15,451)
Net cash used in financing activities	(4,108)	(6,819)
Net decrease in cash from continuing operations	(14,002)	(45,548)
Net (decrease) increase in cash from discontinued operations	(2,822)	3,897
Net decrease in cash and cash equivalents	$(16,824)	$(41,651)

Net cash used in operating activities was $13.8 million. The decrease in cash used of $9.5 million is primarily due to a net inflow of cash from changes in working capital components of $2.7 million versus a net outflow of $6.0 million in the prior period, offset by an increase in the net loss of $0.8 million.

Net cash used in investing activities decreased $19.4 million. This decrease is primarily due to a $12.6 million collection of a receivable due from sale of discontinued operations, a decrease in cash used for acquisitions of $4.3 million and a decrease in purchases of property and equipment of $2.6 million with an offset in the increase of restricted cash of $0.3 million.

Cash used in financing activities was $4.1 million compared with $6.8 million during the same period in 2012. This change of $2.7 million was primarily due to a decrease in principal payments on debt.

Liquidity and Capital Resources

We fund the development and growth of our business with existing liquidity and capital leases for equipment.

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

During the six months ended June 30, 2013, our cash and cash equivalents decreased by $16.8 million. We expect that our cash on hand and the cash flow provided by future operating activities will be sufficient to fund working capital, general corporate needs and planned capital expenditures for the next twelve months. However, there is no assurance that these sources of liquidity will be sufficient to fund our internal growth initiatives or the investments and acquisition activities that we may wish to pursue. If we pursue significant internal growth initiatives or if we wish to acquire additional businesses in transactions that include cash payments as part of the purchase price, we may pursue additional debt or equity sources to finance such transactions and activities, depending on market conditions.

Financial Instruments — Convertible Promissory Notes

We determine the fair value of one convertible debt instrument issued as part of business combination based on assumptions that market participants would use in pricing the liabilities. We have used a Black Scholes pricing model to estimate fair value of this convertible promissory note, which requires the use of certain assumptions such as the expected term and volatility of our common stock. The expected volatility was based on an analysis of industry peer's historical stock price over the term of the note as we currently do not have our own stock price history. The expected volatility was estimated at approximately 25%. The Company believes using a peer group stock volatility rate is appropriate given the Company’s relatively short history as a public company which involved a high growth phase and the audit committee investigation, discussed further in Note 14, “Commitments and Contingencies,” both of which occurred in 2012.  Changes in the fair value of this convertible debt instrument due to changes in these assumptions and the underlying data are recorded in Other expense, net on the Condensed Consolidated Statement of Operations and Comprehensive Loss.

 Off-Balance Sheet Arrangements

Other than operating leases, there are no significant off-balance sheet financing arrangements or relationships with unconsolidated entities or financial partnerships, which are often referred to as “variable interest entities.” Therefore, there is no exposure to any financing, liquidity, market or credit risk that could arise had we engaged in such relationships.

In connection with a distribution agreement entered into in December 2010 between the Company and a distributor of Company-owned products, we provided a guarantee that the distributor's operating cash flows associated with the agreement would not fall below certain agreed-to minimums, subject to certain pre-defined conditions, over the ten year term of the distribution agreement. If the distributor's annual operating cash flow does fall below the agreed-to annual minimums, we reimburse the distributor for any such short fall up to a pre-designated amount. No value was assigned to the fair value of the guarantee at June 30, 2013 and December 31, 2012 based on a probability assessment of the projected cash flows. Management currently does not believe that it is probable that any amounts will be paid under this agreement and thus there is no amount accrued for the guarantee in the Condensed Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Form 10-Q, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Form 10-Q or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include the following:

●	We have a history of significant operating losses and as such our future revenue and operating profitability are uncertain;

●	Matters relating to or arising from our recent restatement could have a material adverse effect on our business, operating results and financial condition;

●	We may not be able to properly integrate the operations of acquired businesses and achieve anticipated benefits of cost savings or revenue enhancements;

●	We may incur unexpected costs, expenses, or liabilities relating to undisclosed liabilities of our acquired businesses;

●	We may fail to maintain our listing on The NASDAQ Stock Market and the Toronto Stock Exchange;

●	Failure to attract, train, and retain personnel to manage our growth could adversely impact our operating results;

●	We may recognize impairment charges which could adversely affect our results of operations and financial condition;

●	Goodwill and other intangible assets resulting from acquisitions may adversely affect our results of operations due to impairment charges that could be recorded in future periods;

●	Failure to retain our current customers and renew existing customer contracts could adversely affect our business;

●	The pricing, terms, and length of customer service agreements may constrain our ability to recover costs and to make a profit on our contracts;

●	Changes in economic conditions that impact the industries in which our end-users primarily operate in could adversely affect our business;

●	If we are required to change the pricing models for our products or services to compete successfully, our margins and operating results may be adversely affected;

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

As reported in Part II, Item 9A, “Controls and Procedures” in the 2012 Form 10-K, we did not complete our assessment of internal control over financial reporting at December 31, 2012 due to the substantial internal and external resources necessary to complete the restatement process and regain compliance with our financial reporting obligations. However, in the 2012 Form 10-K, we identified a number of deficiencies in our internal control over financial reporting and, on the basis of such deficiencies concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012. In connection with the preparation of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013. Based upon that evaluation, management concluded that the deficiencies identified in the 2012 Form 10-K, as discussed below, were under ongoing remediation and therefore continue to exist, and as such our disclosure controls and procedures were not effective as of June 30, 2013. The deficiencies identified consist of:

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

A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The control deficiencies identified above should be considered material weaknesses in our internal control over financial reporting.

As set forth below, management has taken or will take steps to remediate each of the control deficiencies identified above. Notwithstanding the control deficiencies described above, we have performed additional analyses and other procedures to enable management to conclude that our condensed consolidated financial statements included in this report fairly present, in all material respects, our financial condition and results of operations as of and for the three months ended June 30, 2013.

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

●
During 2012 and 2013, we hired a new Chief Financial Officer, a Manager of Financial Planning and Analysis, and Corporate Controller, who was also appointed Chief Accounting Officer in May 2013. We have also established an Internal Audit Department and continue to implement an internal audit program, which will provide an independent risk-based evaluation of the Company's control environment on an ongoing basis. We have filled other key accounting positions with qualified personnel and continue to augment our accounting staff as needed.

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

●
We have enhanced our journal entry policy, including a more stringent review and approval process. We have acquired and are implementing new software for recording asset acquisitions movement and disposal, and computing depreciation expense for financial and tax reporting. We continue to reduce the complexity of the Company's legal entities and have consolidated accounting data bases. We continue to enhance our inventory management policies and procedures. We are implementing an automated process that uploads the trial balances of acquired entities' Enterprise Resource Planning (“ERP”) systems into our corporate ERP system on a monthly basis with a standardized, centrally controlled chart of accounts mapping and reconciliation across the Company. By reducing complexity in this regard, we have also eliminated a significant portion of intercompany transactions. We are implementing enhanced management and review procedures over our field entity-level accounting activities.

Management and our Audit Committee will continue to monitor these remedial measures and the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Securities Litigation

There have been six stockholder lawsuits filed in federal courts in North Carolina and New York asserting claims relating to the Company's March 28, 2012 announcement regarding the Company's Board conclusion that the Company's previously issued interim financial statements for the quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011, and the other financial information in the Company's quarterly reports on Form 10-Q for the periods then ended, should no longer be relied upon and that an internal review by the Company's Audit Committee primarily relating to possible adjustments to the Company's financial statements was ongoing.

On March 30, 2012, a purported Company stockholder commenced a putative securities class action on behalf of purchasers of the Company's common stock in the U.S. District Court for the Southern District of New York against the Company, the former President and Chief Executive Officer ("former CEO"), and the former Vice President and Chief Financial Officer ("former CFO"). The plaintiff asserted claims alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") based on alleged false and misleading disclosures in the Company's public filings. In April and May 2012, four more putative securities class actions were filed by purported Company stockholders in the U.S. District Court for the Western District of North Carolina against the same set of defendants. The plaintiffs in these cases have asserted claims alleging violations of Sections 10(b) and 20(a) of the Exchange Act based on alleged false and misleading disclosures in the Company's public filings. In each of the putative securities class actions, the plaintiffs seek damages for losses suffered by the putative class of investors who purchased Swisher common stock.

On May 21, 2012, a stockholder derivative action was brought against the Company's former CEO and former CFO and the Company's then directors for alleged breaches of fiduciary duty by another purported Company stockholder in the Southern District of New York. In this derivative action, the plaintiff seeks to recover for the Company damages arising out of the then possible restatement of the Company's financial statements.

On May 30, 2012, the Company, and its former CEO and former CFO filed a motion with the United States Judicial Panel on Multidistrict Litigation ("MDL Panel") to centralize all of the cases in the Western District of North Carolina by requesting that the actions filed in the Southern District of New York be transferred to the Western District of North Carolina.

In light of the motion to centralize the cases in the Western District of North Carolina, the Company, and its former CEO and former CFO requested from both courts a stay of all proceedings pending the MDL Panel's ruling. On June 4, 2012, the Southern District of New York adjourned all pending dates in the cases in light of the motion to transfer filed before the MDL Panel. On June 13, 2012, the Western District of North Carolina issued a stay of proceedings pending a ruling by the MDL Panel.

On August 13, 2012, the MDL Panel granted the motion to centralize, transferring the actions filed in the Southern District of New York to the Western District of North Carolina as part of MDL No. 2384, captioned In re Swisher Hygiene, Inc. Securities and Derivative Litigation. In response, on August 21, 2012, the Western District of North Carolina issued an order governing the practice and procedure in the actions transferred to the Western District of North Carolina as well as the actions originally filed there.

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

On April 24, 2013, lead plaintiffs filed their first amended consolidated class action complaint (the "Class Action Complaint") asserting similar claims as those previously alleged as well as additional allegations stemming from the Company's restated financial statements. The Class Action Complaint also names the Company's former Senior Vice President and Treasurer as an additional defendant. On June 24, 2013, defendants moved to dismiss the Class Action Complaint.  Briefing on the motions to dismiss will be completed by August 9, 2013.

On June 11, 2013, an individual action was filed in the U.S. District Court for the Southern District of Florida captioned Miller, et al. v. Swisher Hygiene, Inc., et al., No. 0:13-CV-61292-JAL, against the Company, its former CEO and former CFO, and a former Company director, bringing state and federal claims founded on the allegations that in deciding to sell their company to the Company, plaintiffs relied on defendant's statements about such things as the Company's accounting and internal controls, which, in light of Swisher's restatement of its financial statements, were false. On July 17, 2013, the Company notified the MDL Panel of this action, and requested that it be transferred and centralized in the Western District of North Carolina with the other actions pending there. On July 23, 2013, the MDL Panel issued a Conditional Transfer Order (the "CTO"), conditionally transferring the case to the Western District of North Carolina. On July 29, 2013, plaintiffs notified the MDL Panel that they will seek to vacate the CTO. On July 30, 2013, the MDL Panel set a schedule requiring plaintiffs to file their motion to vacate and supporting brief by August 13, 2013, and defendants to file their opposition to the motion to vacate by September 3, 2013. In light of the proceedings in the MDL Panel, defendants requested that the Southern District of Florida stay all proceedings pending the MDL Panel's ruling. On August 6, 2013, the Southern District of Florida issued a stay of all proceedings pending a ruling by the MDL Panel.

Derivative Litigation

On April 11, 2012 and May 11, 2012, the Company's Board received demand letters (the “Demands”) from two of the Company’s purported stockholders. In general, the Demands ask the Board to undertake an independent investigation into potential violations of Delaware and federal law relating to the Company's March 28, 2012 disclosure that its previously issued financial results should no longer be relied upon, and to initiate claims against responsible parties and/or implement therapeutic changes as needed. By letters delivered on May 17, 2013, the Board informed counsel for the purported stockholders that the Board had considered these Demands and, after consultation with counsel, determined that it is not in the best interests of the Company to pursue the claims outlined in the Demands.

On July 11, 2013, one of the purported stockholders filed a derivative action on behalf of the Company in the General Court of Justice, Superior Court Division in the State of North Carolina, Mecklenburg County, captioned Borthwick v. Berrard, et. al., No. 13-CVS-12397. The action asserts claims against the Company as a nominal defendent, its former CEO and former CFO, and certain former and current Company directors for breaches of fiduciary duties, gross mismanagement, abuse of control, waste of corporate assets, and aiding and abetting thereof, in connection with the Company's restatement of its financial statements. Among other things, the action seeks damages on behalf of the Company and an order directing the Company to implement corporate governance reforms. On August 7, 2013, the Company filed a notice to remove the action from the General Court of Justice, Superior Court Division in the State of North Carolina, Mecklenburg County to the Western District of North Carolina.

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

On July 17, 2013, the Company received a written notice (the “Notice”) from the Listing Qualifications department of The Nasdaq Stock Market (“Nasdaq") indicating that the Company is not in compliance with the minimum bid price requirement of $1.00 per share set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing on The Nasdaq Global Select Market.  The Nasdaq Listing Rules require listed securities to maintain a minimum bid price of $1.00 per share and, based upon the closing bid price for the 30 consecutive business days ended July 16, 2013, the Company did not meet this requirement. The Company will be provided a 180 day period in which to regain compliance. If at any time during this period the closing bid price of the Company’s common stock is at least $1.00 for a minimum of ten consecutive business days, the Company will receive a written confirmation of compliance from Nasdaq and the matter will be closed.  In addition, following the initial 180 day period, the Company may be eligible for an additional 180 day period to regain compliance, subject to the Company, at that time, transferring its securities to The Nasdaq Capital Market and confirming that the Company will, if necessary to cure the deficiency, effect a reverse stock split during the second 180 day compliance period.  At present, the Company will work to regain compliance during the initial 180 day compliance period and will actively monitor its performance with respect to the listing standards.

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

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1	Executive Services Agreement, effective June 9, 2013, between Swisher Hygiene Inc. and The SCA Group, LLC.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**
101.LAB	XBRL Taxonomy Extension Label Linkbase.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase. **
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

SWISHER HYGIENE INC.
(Registrant)

Dated: August 9, 2013	By:	/s/ Thomas C. Byrne
Thomas C. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2013	By:	/s/ William T. Nanovsky
William T. Nanovsky
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: August 9, 2013	By:	/s/ Linda C. Wilson-Ingram
Linda C. Wilson-Ingram
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

SWISHER HYGIENE INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description
10.1	Executive Services Agreement, effective June 9, 2013, between Swisher Hygiene Inc. and The SCA Group, LLC.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**
101.LAB	XBRL Taxonomy Extension Label Linkbase.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase. **
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