Form 10-Q
period 2013-09-30
Swisher Hygiene Inc.
filed 2013-11-12
CIK 1504747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _____________.

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

Number of shares outstanding of each of the registrant's classes of Common Stock at November 6, 2013: 175,655,215 shares of Common Stock, $0.001 par value per share.

SWISHER HYGIENE INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I.   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2013	2012
Current assets
Cash and cash equivalents	$33,490	$61,419
Restricted cash	5,675	5,390
Accounts receivable (net of allowance for doubtful accounts of approximately $ 2.0 million at September 30, 2013 and $2.3 million at December 31, 2012)	21,050	21,225
Inventory	16,008	15,327
Receivable due from sale of discontinued operations	-	12,500
Deferred income taxes	1,388	1,995
Assets held for sale	8,748	-
Other assets	3,702	4,804
Total current assets	90,061	122,660
Property and equipment, net	46,316	48,348
Goodwill	101,526	106,358
Other intangibles, net	9,052	11,051
Customer relationships and contracts, net	30,777	36,770
Other noncurrent assets	1,743	2,498
Total assets	$279,475	$327,685

Current liabilities
Accounts payable and accrued expenses	$28,762	$27,993
Long-term debt and obligations due within one year	5,268	9,145
Total current liabilities	34,030	37,138
Long-term debt and obligations	2,649	5,284
Deferred income taxes	5,486	4,673
Other long-term liabilities	3,478	3,447
Total noncurrent liabilities	11,613	13,404

Commitments and contingencies

Equity
Swisher Hygiene Inc. stockholders’ equity
Preferred stock, par value $0.001, authorized 10,000,000 shares; no shares issued and outstanding at September 30, 2013 and December 31, 2012	-	-
Common stock, par value $0.001, authorized 600,000,000 shares; 176,834,852 and 175,157,404 shares issued and outstanding at September 30, 2013 and December 31, 2012	177	175
Additional paid-in capital	388,199	385,452
Accumulated deficit	(153,528)	(107,507)
Accumulated other comprehensive loss	(1,016)	(999)
Total Swisher Hygiene Inc. stockholders’ equity	233,832	277,121
Non-controlling interest	-	22
Total equity	233,832	277,143
Total liabilities and equity	$279,475	$327,685

See Notes to Condensed Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue
Products	$49,864	$52,391	$144,897	$156,409
Services	5,728	6,263	17,381	20,016
Franchise and other	324	365	1,047	928
Total revenue	55,916	59,019	163,325	177,353

Costs and expenses
Cost of sales (exclusive of route expenses and related depreciation and amortization)	25,234	26,045	72,199	78,124
Route expenses	10,981	10,990	32,788	31,756
Selling, general, and administrative expenses	25,249	30,032	82,294	95,598
Acquisition and merger expenses	-	59	-	220
Depreciation and amortization	5,538	5,656	16,690	15,820
Impairment related to assets held for sale	1,692	-	3,330	-
Total costs and expenses	68,694	72,782	207,301	221,518
Loss from continuing operations	(12,778)	(13,763)	(43,976)	(44,165)

Other income (expense), net	144	(507)	(15)	(1,306)
Net loss from continuing operations before income taxes	(12,634)	(14,270)	(43,991)	(45,471)
Income tax expense	(558)	(22)	(1,325)	(109)
Net loss from continuing operations	(13,192)	(14,292)	(45,316)	(45,580)
(Loss) income from discontinued operations, net of tax	(208)	2,749	(707)	1,866
Net loss	(13,400)	(11,543)	(46,023)	(43,714)

Comprehensive loss
Employee benefit plan adjustment, net of tax	-	-	3	-
Foreign currency translation adjustment	33	23	(20)	6
Comprehensive loss	$(13,367)	$(11,520)	$(46,040)	$(43,708)

(Loss) income per share
Basic and diluted (continuing operations)	$(0.07)	$(0.08)	$(0.26)	$(0.26)
Basic and diluted (discontinued operations)	$0.00	$0.02	$0.00	$0.01

Weighted-average common shares used in the computation of (loss) income per share
Basic and diluted	176,815,431	175,057,385	175,759,971	174,961,822

See Notes to Condensed Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net loss	$(46,023)	$(43,714)
Adjustments to reconcile net loss to cash used in operating activities:
Loss (income) from discontinued operations, net of tax	707	(1,866)
Depreciation and amortization	16,690	15,820
Provision for doubtful accounts	736	2,956
Stock based compensation	2,956	2,612
Realized and unrealized net gain on fair value of convertible promissory notes and earn-outs	-	(199)
Deferred income taxes	1,419	(250)
Impairment related to assets held for sale	3,330	-
Gain on sale of assets	(203)	-
Changes in working capital components:
Accounts receivable	(504)	2,464
Inventory	(681)	(951)
Other assets and noncurrent assets	1,638	(871)
Accounts payable, accrued expenses, and other current liabilities	2,906	(1,227)
Net cash used in operating activities of continuing operations	(17,029)	(25,226)
Net cash (used in) provided by operating activities of discontinued operations	(3,028)	5,819
Cash used in operating activities	(20,057)	(19,407)
Investing activities
Proceeds from sale of discontinued operations (including working capital adjustment)	12,571	-
Purchases of property and equipment	(13,974)	(15,792)
Cash received for sale of assets held for sale	349	-
Cash received on sale of property and equipment	129	-
Acquisitions, net of cash acquired	(151)	(4,310)
Restricted cash	(285)	-
Net cash used in investing activities of continuing operations	(1,361)	(20,102)
Net cash used in investing activities of discontinued operations	-	(2,741)
Cash used in investing activities	(1,361)	(22,843)
Financing activities
Proceeds from debt issuances	484	-
Principal payments on debt	(6,996)	(18,671)
Proceeds from exercise of stock options	1	-
Net cash used in financing activities of continuing operations	(6,511)	(18,671)
Net cash provided by financing activities of discontinued operations	-	289
Cash used in financing activities	(6,511)	(18,382)

Net decrease in cash and cash equivalents	(27,929)	(60,632)
Cash and cash equivalents at the beginning of the period	61,419	70,508
Cash and cash equivalents at the end of the period	$33,490	$9,876

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

    We have company owned operations, one franchise operation located in San Antonio, Texas and Master License Agreements covering the United Kingdom, Portugal, the Netherlands, Singapore, the Philippines, Taiwan, Korea, Hong Kong/Macau/China, and Mexico.

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

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Segment Reporting

    We operate in one business segment, the manufacturing, distribution and delivery of hygiene and sanitizing solutions and services. We define business segments as components of an organization for which discrete financial information is available and operating results are evaluated on a regular basis by the chief operating decision maker (“CODM”) in order to assess performance and allocate resources. Our CODM is the Company’s President and Chief Executive Officer. Characteristics of our organization which were relied upon in making this determination include the similar nature of the products and services we sell, the functional alignment of our organizational structure, and the reports that are regularly reviewed by the CODM for the purpose of assessing performance and allocating resources. Previously we operated in two segments. See Note 3, “Discontinued Operations, Dispositions and Acquisitions.”

Restricted cash

    Restricted cash at September 30, 2013 and December 31, 2012 consists of amounts held in a collateral account to secure certain letters of credit related to workers' compensation liabilities, a note payable, facility lease agreements and purchase card balances.

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

NOTE 3 — DISCONTINUED OPERATIONS, DISPOSITIONS AND ACQUISITIONS

Discontinued Operations – Waste Segment

    On November 15, 2012, the Company completed a stock sale of Choice Environmental Services, Inc. (“Choice”), and other acquired businesses, including Lawson Sanitation, LLC, Central Carting Disposal, Inc. and FSR Transporting and Crane Services, Inc., that comprised the Waste segment to Waste Services of Florida, Inc. for $123.3 million resulting in a gain of $13.8 million net of tax that was recognized in the fourth quarter of 2012. The stock purchase agreement stipulated customary purchase price adjustments related to closing balance sheet working capital targets and, in addition, that $12.5 million of the purchase price consideration would be reserved and held back in escrow by the purchaser (the “holdback amount”) and paid subject to certain financial adjustments.  Management recorded the holdback amount in the calculation of the gain on sale of the Waste segment and the amount was classified on the balance sheet as “Receivable due from sale of discontinued operations” at December 31, 2012.  This receivable as well as proceeds from a favorable working capital adjustment were fully collected during the second quarter of 2013.

    During the three months ended September 30, 2013, the Company accrued $0.2 million for the settlement of Choice related litigation.  During the nine months ended September 30, 2013, the net loss includes the third quarter litigation accrual and a $0.5 million adjustment to retained workers' compensation liabilities.  Net cash used in connection with discontinued operations for the nine months ended September 30, 2013 principally represent the payment of certain liabilities for severance and professional fees, previously accrued as a part of the sale, as well as cash payments related to retained liabilities.

    Revenue for the three months and nine months ended September 30, 2012, related to the Waste segment were $17.0 million and $52.4 million, respectively. Income, net of tax, related to the Waste segment was $2.7 million and $1.9 million, respectively, for the three and nine months ended September 30, 2012.

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Assets Held For Sale

    During the second quarter of 2013, the Company commenced an active program to sell certain linen and dust operations that were determined to be under-performing, non-core businesses or routes.  Additionally, one of the Company’s owned chemical manufacturing plants was closed in connection with our plant consolidation effort.  In accordance with ASC 360, Property, Plant and Equipment, these assets have been classified as assets held for sale in the Condensed Consolidated Balance Sheet and the assets were adjusted to the lower of historical carrying amount or fair value.

    During the third quarter of 2013, the Company furthered its discussions with interested parties regarding potential sales terms and values related to the assets held for sale.  Based on the progression of the individual sales negotiations, the Company identified additional dust control operations and linen routes to be classified as assets held for sale and revised its fair value estimates.  The revision of these estimates resulted in a decrease in estimated selling prices for certain operations including one business that had experienced declines in operating performance during the third quarter.  These adjustments resulted in the recording of an additional impairment of goodwill of $1.1 million and intangibles of $0.6 million.  Additionally, during the quarter, the Company consummated the sale of certain linen customers for $0.3 million in net proceeds. The resulting $0.3 million gain is included in “Other income (expense), net” in the condensed consolidated statement of operations and comprehensive loss.

    None of the disposal groups that could be classified as discontinued operations were material, individually or combined, to the Company’s consolidated financial statements, and thus these results of operations were not separately classified in discontinued operations.

    The Company expects that the individual sales transactions related to the remainder of the assets held for sale will be primarily complete within the next nine months.   The major classes of the assets held for sale are as follows:

September 30, 2013
Property and equipment, net	$5,362
Goodwill	2,268
Customer relationships, net	1,103
Other	15
Assets held for sale	$8,748

    See Note 15, "Subsequent Events" for a discussion of the Company's plan to divest additional linen and dust operations.

Acquisitions

    During the three months ended September 30, 2013, the Company acquired its franchise located in Ottawa, Canada for $0.2 million.

NOTE 4 — GOODWILL AND OTHER INTANGIBLE ASSETS

    Changes in goodwill for the nine months ended September 30, 2013 are as follows:

Goodwill:
2013
December 31, 2012	$106,358
Adjustment to the lower of carrying value or fair market value for Assets Held for Sale (Note 3)	(2,727)
Reclassification to Assets Held for Sale (Note 3)	(2,268)
Additions related to acquisitions (Note 3)	163
September 30, 2013	$101,526

    The Company’s accounting policy is to perform an annual goodwill impairment test in the fourth quarter or more frequently whenever events or circumstances indicate that goodwill or the carrying value of intangible assets may not be recoverable.  As of September 30, 2013, following a qualitative review of the key drivers of fair value, the Company determined that it was necessary to perform Step 1 of the quantitative goodwill impairment test in accordance with ASC 350, Intangibles- Goodwill and Other.  A valuation firm was used to perform the testing and determined that no impairment of goodwill was required, other than as described in Note 3-“Discontinued Operations, Dispositions and Acquisitions.”  Based on this analysis, fair value exceeded carrying value by 2.0%.  The quantitative analysis consisted of the income approach, specifically the discounted cash flow (“DCF”) method to derive the fair value of the Company.  The key variables that drive our cash flows are customer growth and attrition and operational efficiencies.  The terminal value growth rate assumption, as well as the Weighted Average Cost of Capital (“WACC”) rate applied, are additional key variables in the DCF model.  The estimates and assumptions used are subject to uncertainty, including our ability to grow revenue and our profitability levels.  Relatively small declines in the future performance and cash flows of the Company or small changes in the key assumptions may result in significant asset impairment charges.  For example, keeping all variables constant, an increase in the WACC rate of less than 1% or a decrease in forecasted revenue of 2% would require that we perform the second step of the goodwill impairment test.  The estimates used for our future cash flows and discount rates represent management’s best estimates, which we believe to be reasonable, but future declines in business performance may impair the recoverability of our goodwill and intangible assets balances and result in an impairment charge being recorded in future periods.

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

    Amortization expense on finite lived intangible assets for the nine months ended September 30, 2013 and 2012 was $6.2 million and $6.5 million, respectively.  Also during the third quarter of 2013, as discussed in Note 3, “Discontinued Operations, Dispositions and Acquisitions,” the Company recorded $0.6 million of impairment related to its customer relationships and contracts.

NOTE 5 — INVENTORY

    Inventory, net of reserves as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2013	2012
Finished goods	$13,252	$11,595
Raw materials	2,226	3,202
Work in process	530	530
Total	$16,008	$15,327

NOTE 6 — EQUITY

    Changes in equity for the nine months ended September 30, 2013 consisted of the following:

Balance at December 31, 2012	$277,143
Stock based compensation	2,956
Net effect of shares issued upon exercise of stock options and withheld related to net share settlement of RSUs	(205)
Foreign currency translation adjustment	(20)
Employee benefit plan adjustment	3
Liquidation of minority interest	(22)
Net loss	(46,023)
Balance at September 30, 2013	$233,832

    Subsequent to the Company’s notification from NASDAQ in June of 2013, that indicated the Company had completed all outstanding filing requirements and had regained compliance with NASDAQ listing rules, the Company was in a position to settle previously vested RSUs. During the nine months ended September 30, 2013, the Company issued a total of 695,422 shares related to previously vested RSUs and in accordance with certain employees’ instructions, the Company withheld 216,924 shares to cover the required statutory withholding tax totaling $0.2 million, which was determined based on the closing price of our common stock on June 5, 2013. These shares are considered retired under the provisions of the Swisher Hygiene Inc. 2010 Stock Incentive Plan. See Note 14, "Commitments and Contingencies" - in the Other Related Matters section.

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Comprehensive Loss

    A summary of the changes in the components of accumulated other comprehensive loss for the nine months ended September 30, 2013 is provided below:

	Foreign Currency Translation Adjustment	Employee Benefit Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$(61)	$(938)	$(999)
Current period other comprehensive income (loss)	(20)	3	(17)
Balance at September 30, 2013	$(81)	$(935)	$(1,016)

NOTE 7 — LONG-TERM DEBT AND OBLIGATIONS

	September 30, 2013	December 31, 2012
Notes payables	$2,483	$3,909
Convertible promissory notes, 4.0%: maturing at various dates through 2016	4,582	8,089
Capitalized lease obligations and other financing	852	2,431
Total debt and obligations	7,917	14,429
Long-term debt and obligations due within one year	(5,268)	(9,145)
Long-term debt and obligations	$2,649	$5,284

    Notes payable consist primarily of obligations incurred or assumed related to prior years’ acquisitions. One of the seller notes payable totaling $1.0 million is secured by a letter of credit and the remaining notes are secured by the Company. Interest on these notes range between 2.5% and 4.5% and they mature at various dates through 2019.

    At the Company’s election, convertible promissory notes with an aggregate principal balance of $4.3 million may be settled into a maximum of 2,397,227 shares of common stock. The Company may settle, at any time prior to and including the maturity date, any portion of the outstanding principal amount, plus accrued interest in a combination of cash and shares of common stock. To the extent that the Company’s common stock is part of such settlement, the settlement price is the most recent closing price of the Company’s common stock on the trading day prior to the date of settlement. Although none of these notes have been settled to date with shares, if all notes outstanding at September 30, 2013 were to be settled with shares, the Company would issue 2,397,227 shares of common stock. These notes do not require remeasurement to fair value after the business combination dates.

    At the holder’s election, one convertible promissory note that matures in December 2013 with an aggregate principal balance of $0.3 million may be converted into shares of the Company’s common stock at any time, but not later than the maturity date at a fixed conversion price of $5.00 per share. In addition, the Company may deliver at any time prior to and including the maturity date any portion of the outstanding principal and accrued interest in shares of common stock. The settlement price at which the principal and accrued interest subject to settlement would be converted to common stock is the lesser of (i) the volume weighted average price for the five trading days on NASDAQ immediately prior to the date of conversion, and (ii) the fixed conversion rate; provided, however, that the closing price per share of common stock as reported on NASDAQ on the trading day immediately preceding the date of conversion is not less than $5.00. The note is convertible by the holder into a maximum of 313,040 shares of the Company’s common stock. If this note was converted at September 30, 2013, the Company would have issued 52,713 shares of the Company’s common stock. The Company records this note at fair value and adjusts its carrying value to fair value at each reporting period.

    The Company has entered into capitalized lease obligations with third party finance companies to finance the cost of certain equipment. At September 30, 2013 and December 31, 2012, these obligations bore interest at rates ranging between 3.0% and 9.2%.

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 8 — FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

Recurring Fair Value Measurements

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

    One of the Company’s convertible promissory notes outstanding at September 30, 2013 is convertible at the holder’s election into a variable number of the Company’s shares at a fixed conversion rate and is considered a Level 3 financial instrument. The fair value of this convertible promissory note is based primarily on a Black-Scholes pricing model. The significant management assumptions and estimates used in determining the fair value include the expected term and volatility of our common stock. The expected volatility is based on an analysis of industry peer's historical stock price over the term of the note, which is estimated at approximately 25.0%. The Company believes that using a peer group stock volatility rate is appropriate given the Company’s relatively short history as a public company, which involved a high growth phase and the audit committee investigation discussed further in Note 14, “Commitments and Contingencies,” both of which occurred in 2011 and 2012, respectively. The subsequent changes in the fair value of this instrument due to changes in underlying data is recorded in other expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Loss. Future movement in the market price of our stock could significantly change the fair value of this instrument and impact our earnings. The Company has no Level 1 or Level 2 financial instruments.

    The following table is a reconciliation of changes in fair value of this note:

Balance at December 31, 2012	$886
Settlement/conversion of convertible promissory notes	(620)
Balance at September 30, 2013	$266
The amount of gains (losses) included in earnings attributable to liabilities still held at the end of the period	$-

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

    The above balance represents the fair value of the one remaining convertible note that is subject to continual remeasurement and mark to market accounting and is included in the $4.6 million balance of the Company’s total convertible promissory notes at September 30, 2013.

Non-Recurring Fair Value Measurements:

    Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments when events or circumstances indicate a significant effect on the fair value of the asset.

Non-recurring fair value adjustment	Level	Valuation Technique/Inputs Used
Impairment of assets held for sale	3	Market - Estimated potential net selling price.

    During the three months ended September 30, 2013, we revised our estimates of potential net selling prices to reflect the status of sales negotiations and as a result, we recognized a net pre-tax impairment of $1.7 million.  See Note 3, “Discontinued Operations, Dispositions and Acquisitions” for a complete discussion.

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

NOTE 9 — OTHER INCOME (EXPENSE), NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income	$10	$-	$35	$-
Interest expense	(196)	(433)	(378)	(1,545)
Realized and unrealized net gain on fair value instruments	-	-	-	199
Foreign currency	-	39	(2)	(1)
Other	330	(113)	330	41
Total other income(expense), net	$144	$(507)	$(15)	$(1,306)

NOTE 10 — SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2013	2012
Cash paid for interest	$90	$1,788

Cash received from interest	$34	$-

Notes payable issued or assumed on acquisitions	$-	$1,121

Conversion of promissory notes	$-	$37

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 11 — LOSS PER SHARE

    Net loss attributable per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. The following were not included in the computation of diluted loss per share for the three and nine months ended September 30, 2013, as their inclusion would be anti-dilutive:

●	6,012,131 shares of common stock underlying outstanding stock options and unvested restricted stock units.

    The following were not included in the computation of diluted loss per share for the three months and nine months ended September  30, 2012 as their inclusion would be anti-dilutive.

●
5,708,687 shares of common stock underlying outstanding stock options and unvested restricted stock units, and 659,363 shares related to vested restricted stock units that were restricted due to the Company's non-compliance with NASDAQ listing rules.

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 12 — INCOME TAXES

    In projecting the Company’s income tax expense for 2013, management has concluded that it is not more likely than not that the Company will realize the benefit of its deferred tax assets and as a result a full valuation allowance will be required as of December 31, 2013. Therefore, the Company has not recognized a tax benefit as it relates to the current loss for the period ended September 30, 2013.

    For the three months and nine months ended September 30, 2013, the Company has recorded an estimate for income taxes based on the Company’s projected income tax expense for the twelve month period ending December 31, 2013. The Company’s tax provision has an unusual relationship to pretax loss mainly because of the existence of a full deferred tax asset valuation allowance. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance. However, tax expense recorded in the third quarter of 2013 included the accrual of income tax expense related to an additional valuation allowance, in connection with the tax amortization of the Company’s indefinite-lived intangible assets, that was not available to offset existing deferred tax assets (termed a “naked credit”). Specifically, the Company does not consider the deferred tax liabilities related to indefinite lived intangibles assets when determining the need for a valuation allowance.

NOTE 13 — RELATED PARTY TRANSACTIONS

    The Company paid fees for training course development and utilization of the delivery platform from a company, the majority of which is owned by a partnership in which a stockholder and another director have a controlling interest. Fees paid during the nine months ended September 30, 2013 and 2012 were less than $0.1 million, respectively.

    As discussed further below in Note 14, “Commitments and Contingencies,” the Company entered into a Manufacturing and Supply Agreement (the “Cavalier Agreement”) with a plant in connection with its acquisition of Sanolite in July of 2011. Also in connection with the acquisition, two of the owners of both Sanolite and the manufacturing plant became Company employees. Purchases, pursuant to the Cavalier Agreement, for the three months ended September 30, 2013 and 2012 were $1.6 million and $1.8 million, respectively. Purchases, pursuant to the Cavalier Agreement, for the nine months ended September 30, 2013 and 2012 were $5.2 million and $5.6 million, respectively. At September 30, 2013 and December 31, 2012, the Company has $0.4 million and $0.5 million included in accounts payable due to this entity, respectively. As described further below, the transactions pursuant to the Cavalier Agreement are considered to be conducted at the going market prices for such products.

    The Company is obligated to make lease payments pursuant to certain real property and equipment lease agreements with employees that were former owners of acquired companies. Payments during the three months ended September 30, 2013 and 2012 were $0.3 million and $0.4 million, respectively, and for the nine months ended September 30, 2013 and 2012 were $0.8 million and $1.2 million, respectively. In addition, during the nine months ended September 30, 2013, previously leased equipment was acquired at a fair market value, determined by a third party appraiser, of $0.2 million.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Guarantees

    In connection with a distribution agreement entered into in December 2010, the Company provided a guarantee that the distributor's operating cash flows associated with the agreement would not fall below certain agreed-to minimums, subject to certain pre-defined conditions, over the ten year term of the distribution agreement. If the distributor's annual operating cash flow does fall below the agreed-to annual minimums, the Company will reimburse the distributor for any such short fall up to a pre-designated amount. No value was assigned to the fair value of the guarantee at September 30, 2013 and December 31, 2012 based on a probability assessment of the projected cash flows. Management currently does not believe that it is probable that any amounts will be paid under this agreement and thus there is no amount accrued for the guarantee in the Condensed Consolidated Financial Statements. This liability would be considered a Level 3 financial instrument given the unobservable inputs used in the projected cash flow model. See Note 8, “Fair Value Measurements and Financial Instruments,” for the fair value hierarchy.

    As discussed above in Note 13, “Related Party Transactions,” the Company entered into the Cavalier Agreement. The agreement, which was scheduled to expire on December 31, 2012, was extended for an additional two year period with an automatic 18-month renewal term and a six month termination provision.   The agreement provides for pricing adjustments, up or down, on the first of each month based on the vendor's actual average product costs incurred during the prior month. Additional product payments made by the Company due to the vendors pricing adjustment as a result of this agreement have not been significant and have not represented costs materially above the going market price for such product.

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Legal Matters

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

    On April 24, 2013, lead plaintiffs filed their first amended consolidated class action complaint (the "Class Action Complaint") asserting similar claims as those previously alleged as well as additional allegations stemming from the Company's restated financial statements. The Class Action Complaint also names the Company's former Senior Vice President and Treasurer as an additional defendant. On June 24, 2013, defendants moved to dismiss the Class Action Complaint.  Briefing on the motions to dismiss was completed on August 9, 2013.

    On June 11, 2013, an individual action was filed in the U.S. District Court for the Southern District of Florida captioned Miller, et al. v. Swisher Hygiene, Inc., et al., No. 0:13-CV-61292-JAL, against the Company, its former CEO and former CFO, and a former Company director, bringing state and federal claims founded on the allegations that in deciding to sell their company to the Company, plaintiffs relied on defendants'  statements about such things as the Company's accounting and internal controls, which, in light of Swisher's restatement of its financial statements, were false. On July 17, 2013, the Company notified the MDL Panel of this action, and requested that it be transferred and centralized in the Western District of North Carolina with the other actions pending there. On July 23, 2013, the MDL Panel issued a Conditional Transfer Order (the "CTO"), conditionally transferring the case to the Western District of North Carolina. On July 29, 2013, plaintiffs notified the MDL Panel that they would seek to vacate the CTO. In light of the proceedings in the MDL Panel, defendants requested that the Southern District of Florida stay all proceedings pending the MDL Panel's ruling. On August 6, 2013, the Southern District of Florida issued a stay of all proceedings pending a ruling by the MDL Panel.  On October 2, 2013, following briefing on the issue of whether the CTO should be vacated, the MDL Panel issued an order transferring the action to the Western District of North Carolina.

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

    On July 11, 2013, one of the purported stockholders filed a derivative action on behalf of the Company in the General Court of Justice, Superior Court Division in the State of North Carolina, Mecklenburg County, captioned  Borthwick v. Berrard, et. al., No. 13-CVS-12397. The action asserts claims against the Company as a nominal defendant, its former CEO and former CFO, and certain former and current Company directors for breaches of fiduciary duties, gross mismanagement, abuse of control, waste of corporate assets, and aiding and abetting thereof, in connection with the Company's restatement of its financial statements. Among other things, the action seeks damages on behalf of the Company and an order directing the Company to implement corporate governance reforms. On August 7, 2013, the Company filed a notice to remove the action from the General Court of Justice, Superior Court Division in the State of North Carolina, Mecklenburg County to the Western District of North Carolina.  On August 30, 2013, the Company moved to consolidate this action with the actions previously consolidated before the Western District of North Carolina, and to stay the action.  On September 25, 2013, the Western District of North Carolina granted the Company's  motion.

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Other Litigation

    Under the terms of an agreement pursuant to which the Company sold one of its businesses, the Company accepted responsibility for resolving a contractual dispute involving that business.    The dispute involves a third party plaintiff that contends it is owed a sales commission or royalty under a purported contract with the Company’s former business.   The Company disputes the validity of the purported contract, the amounts claimed, believes that plaintiff’s position is without merit and is vigorously defending the action.   The parties have participated in an unsuccessful mediation, and trial on the matter has been set for December 2013.   Given the facts and circumstances currently known, the Company is not able to predict the outcome of the pending dispute or provide an estimate of the range of potential loss, if any.

Other Matters

    The Company has been contacted by the staff of the Atlanta Regional Office of the SEC and by the United States Attorney's Office for the Western District of North Carolina (the "U.S. Attorney's Office") after publicly announcing the Audit Committee's internal review and the delays in filing our periodic reports. The Company has been asked to make certain individuals available and to provide certain information about these matters on a voluntary basis to the SEC and the U.S. Attorney's Office. The Company is fully cooperating with the SEC and the U.S. Attorney's Office. Any action by the SEC, the U.S. Attorney's Office or other government agency could result in criminal or civil sanctions against the Company and/or certain of its current or former officers, directors or employees.

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

    As previously disclosed, on September 16, 2013, William M. Pierce was appointed the President and Chief Executive Officer of the Company, effective September 10, 2013.  As a result of his appointment, Mr. Pierce is no longer considered an "independent" director for purposes of Audit Committee membership, and as such, Mr. Pierce resigned as a member of the Company’s Audit Committee, effective September 10, 2013.  On September 20, 2013, the Company received a notification from Nasdaq that, as a result of Mr. Pierce's resignation from the Audit Committee, the Company was no longer in compliance with Nasdaq’s audit committee requirements as set forth in Nasdaq Listing Rule 5605, which requires the Audit Committee be composed of at least three members.  In accordance with Nasdaq Listing Rule 5605(c)(4), the Company has until the earlier of the Company's next annual shareholders' meeting or September 10, 2014 to regain compliance with the Audit Committee membership requirement, however, if the next annual shareholders' meeting is held before March 10, 2014, then the Company must evidence compliance no later than March 10, 2014.  The Company expects to appoint an additional independent director to serve on the Audit Committee during the cure period.

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 15 — SUBSEQUENT EVENTS

    On November 8, 2013, the Board of Directors of the Company approved a board resolution to sell other linen and dust operations. During the fourth quarter, in accordance with ASC 360, Property, Plant and Equipment, these assets are classified as assets held for sale and have been adjusted to the lower of historical carrying amount or fair value.  The estimated fair value was derived based on the assessment of potential net selling prices and resulted in the write down of goodwill and property, plant and equipment of approximately $2.0 million in the fourth quarter.  The major classes of these assets held for sale are as follows:

September 30, 2013
Property and equipment, net	430
Goodwill	1,078
Customer relationships, net	812
Assets held for sale	$2,320

    See Note 3, "Discontinued Operations, Dispositions and Acquisitions" for a discussion of the Company's assets held for sale at September 30, 2013.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   You should read the following discussion and analysis in conjunction with our unaudited Condensed Consolidated Financial Statements and the related notes thereto included in Item 1 of this Quarterly Report on Form 10-Q as well as our “Selected Financial Data” and our audited Consolidated Financial Statements and the related notes thereto included in Item 6 and Item 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). In addition to historical consolidated financial information, this discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs. Actual results could differ from these expectations as a result of certain risk factors, including those described under Item 1A, “Risk Factors,” of our 2012 Form 10-K and this Quarterly Report on Form 10-Q.

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

Discontinued Operations and Assets Held for Sale

    During the second quarter of 2013, the Company commenced an active program to sell certain linen and dust operations that were determined to be under-performing, non-core businesses or routes in non-core geographic markets.  Additionally, one of the Company’s owned chemical manufacturing plants was closed in connection with our plant consolidation effort.  In accordance with ASC 360, Property, Plant and Equipment, these assets have been classified as assets held for sale in the Condensed Consolidated Balance Sheet and the assets were adjusted to the lower of historical carrying amount or fair value.

    During the third quarter of 2013, the Company furthered its discussions with interested parties regarding potential sales terms and values related to the assets held for sale.  Based on the progression of the individual sales negotiations, the Company identified additional dust control operations and linen routes to be classified as assets held for sale and revised its fair value estimates.  The revision of these estimates resulted in a decrease in estimated selling prices for certain operations including one business that had experienced declines in operating performance during the third quarter.  These adjustments resulted in the recording of an additional impairment of goodwill and intangibles of $1.7 million.  Additionally, during the quarter, the Company consummated the sale of certain linen operations for $0.3 million in net proceeds. The resulting $0.3 million gain is included in “Other income (expense), net” in the consolidated statement of operations.

    None of the disposal groups that could be classified as discontinued operations were material, individually or combined, to the Company’s consolidated financial statements, and thus these results of operations were not separately classified in discontinued operations. The Company expects that the individual sales transactions related to the remainder of the assets held for sale will be primarily complete within the next nine months.

Also, as described further in Note 15 “Subsequent Events,” on November 8, 2013, the Board of Directors of the Company approved a resolution to sell other linen and dust operations.  During the fourth quarter, in accordance with ASC 360, Property, Plant and Equipment, these assets have been adjusted to the lower of historical carrying amount or fair value resulting in an impairment loss of approximately $2.0 million and approximately $2.3 million of assets have been classified as assets held for sale.

Goodwill and Other Intangible Assets

    The Company’s accounting policy is to perform an annual goodwill impairment test in the fourth quarter or more frequently whenever events or circumstances indicate that goodwill or the carrying value of intangible assets may not be recoverable.  As of September 30, 2013, following a qualitative review of the key drivers of fair value, the Company determined that it was necessary to perform Step 1 of the quantitative goodwill impairment test in accordance with ASC 350, Intangibles- Goodwill and Other.  A valuation firm was used to perform the testing and determined that no impairment of goodwill was required, other than as described in Note 3-“Discontinued Operations, Dispositions and Acquisitions.”  Based on this analysis, fair value exceeded carrying value by 2.0%.  The quantitative analysis consisted of the income approach, specifically the discounted cash flow (“DCF”) method to derive the fair value of the Company.  The key variables that drive our cash flows are customer growth and attrition and operational efficiencies.  Terminal value growth rate assumptions, as well as the Weighted Average Cost of Capital (“WACC”) rate applied, are additional key variables in the DCF model.  The estimates and assumptions used are subject to uncertainty, including our ability to grow revenue and our profitability levels.  Relatively small declines in the future performance and cash flows of the Company or small changes in the key assumptions may result in significant asset impairment charges.  For example, keeping all variables constant, an increase in the WACC rate of less than 1% or a decrease in the percentage of forecasted revenue of 2% would require that we perform the second step of the goodwill impairment test.  The estimates used for our future cash flows and discount rates represent management’s best estimates, which we believe to be reasonable, but future continued declines in business performance may impair the recoverability of our goodwill and intangible assets balances and result in an impairment charge being recorded in future periods.

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

RESULTS OF CONTINUING OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013

    Revenue

Revenue from products is primarily comprised of the sales and delivery of consumable products such as detergents and cleaning chemicals, as well as the rental, sales and servicing of dish machines and other equipment used to dispense these products, the sale of paper items and rental fees and ancillary other product sales. Revenues from services are primarily comprised of the manual cleaning and delivery service fees, as well as linen processing.  Franchise and other consists of fees charged to franchisees.

Total revenue and the revenue derived from each revenue type for the three months ended September 30, 2013 and 2012 are as follows:

	2013	%	2012	%
Revenue	(In thousands)
Products	$49,864	89.2%	$52,391	88.8%
Services	5,728	10.2	6,263	10.6
Franchise and other	324	0.6	365	0.6
Total revenue	$55,916	100.0%	$59,019	100.0%

Consolidated revenue decreased $3.1 million to $55.9 million. The components of the decreased revenue were a decline in products of $2.5 million to $49.9 million, and a decline in services of $0.5 million to $5.7 million in 2013.   These amounts represent decreases of 4.8% in products and 8.5% in services. Franchise and other remain consistent period over period. Throughout these product lines, decreases in revenue were primarily attributable 1) to the loss of customers from the integration of some of our smaller acquisitions, 2) the loss of three significant accounts, including a chemical wholesale customer representing $2.3 million of the decrease in quarterly revenue, and 3) the sale in the fourth quarter of 2012 of a non-core business that resulted in a revenue decrease of approximately $0.7 million.

    Cost of Sales

    Cost of sales consists primarily of the cost of chemical, paper, air freshener and other consumable products sold to, or used in the servicing of, our customers. These costs are exclusive of route expense and related depreciation and amortization. Cost of sales for the three months ended September 30, 2013 and 2012 are as follows:

	2013	% (1)	2012	% (1)
Cost of Sales	(In thousands)
Products	$24,859	49.9%	$25,285	48.3%
Services	469	8.2	385	6.2
Franchise and other	(94)	(29.0)	375	102.7
Total cost of sales	$25,234	45.1%	$26,045	44.1%

(1)           Represents cost as a percentage of the respective product and service line revenue.

   Cost of sales decreased $0.8 million or 3.1% primarily due to a decrease in volume totaling $3.1 million from the prior year period.  Cost of sales as a percentage of revenue increased 1.0% from 2012.  The percentage increase in cost of sales is primarily a result of $0.7 million of one-time costs associated with the consolidation of two of the Company’s chemical manufacturing plants into a new Southwest regional manufacturing facility. These costs included 1) $0.4 million incurred to reposition inventory, as well as de-install and re-install equipment and provide for severance payments, and 2) payment of a one-time lease termination fee of $0.5 million, of which $0.3 million is reflected in  product cost of sales and the remaining $0.2 million is reflected in Selling, General and Administrative Occupancy expenses.  Cost of sales also includes underutilized fixed costs as a result of the drop in volume which affected production levels. The change in franchise and other is primarily due to rebates from major distribution partners.

    Route Expenses

    Route expenses consist of costs incurred by the Company for the delivery of products and providing services to customers. The components of route expenses for the three months ended September 30, 2013 and 2012 are as follows:

	2013	% (1)	2012	% (1)
	(In thousands)
Compensation	$7,813	14.1%	$7,921	13.5%
Vehicle and other expenses	3,168	5.7	3,069	5.2
Total route expenses	$10,981	19.8%	$10,990	18.7%

(1)           Represents route expenses as a percentage of total non-franchise revenue.

    Route expenses remained unchanged period to period.  As a percentage of revenue, route expenses increased 1.1%.  The components of this change were decreases in compensation of $0.1 million and increases in vehicle and other expenses of $0.1 million. The decrease in compensation expense of $0.1 million is due primarily to route consolidation efforts offset by an increase in workers’ compensation insurance.  The increase in vehicle and other expenses of $0.1 million is due primarily to an increase in company leased vehicles, increases in vehicle insurance, fuel expenses and repairs and maintenance.

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

●	Investigation and professional fees related to the Audit Committee review, restatement process, and other non-recurring fees related to completing our 2012 audit.

    The details of selling, general and administrative expenses for the three months ended September 30, 2013 and 2012 are as follows:

	2013	% (1)	2012	% (1)
Selling, General & Administrative Expenses	(In thousands)
Compensation	$15,984	28.8%	$15,902	27.1%
Occupancy	2,574	4.6	2,499	4.3
Other	6,691	12.0	11,631	19.8
Total selling, general & administrative expenses	$25,249	45.4%	$30,032	51.2%

(1)           Represents expenses as a percentage of total non-franchise revenue.

Selling, general and administrative expenses decreased $4.8 million to $25.2 million.  The components of this change were increases in compensation of $0.1 million, occupancy of $0.1 million, offset by a decrease in other expenses of $5.0 million.

Compensation expense included the cost of additional stock options granted during the quarter, which was the primary driver of an increase of $0.6 million for this expense over 2012.  Excluding the increase in stock compensation expense, compensation expense continues to decline as a result of ongoing cost savings initiatives.

The Company incurred a one-time expense of $0.5 million related to the relocation of our Southwest chemical plant, of which $0.3 million is reflected in product cost of sales and the remaining $0.2 million is reflected in Occupancy expenses.

    Other selling, general and administrative expenses decreased $4.9 million or 42.5%. This decrease is primarily comprised of the decrease in professional fees of 65.0%, totaling $3.7 million, the decrease in provision for doubtful accounts of 67.0% totaling $0.3 million plus additional expense reduction initiatives. The decrease in professional fees primarily relates to a decrease in fees related to investigation, review, and other non-routine professional fees.

            Depreciation and Amortization

    Depreciation and amortization consists of depreciation of property and equipment and the amortization of intangible assets. Depreciation and amortization of $5.5 million decreased $0.1 million or 2.1%. The decrease is due in part to the categorization of certain fixed assets as assets held for sale.

    Other Income (Expense), Net

    Details of other income and expense, net for three months ended September 30, 2013 and 2012 are as follows:

	2013	2012
Interest income	$9	$0
Interest expense	(195)	(433)
Foreign currency	-	39
Other	330	(113)
Total other income (expense), net	$144	$(507)

    The reduction in interest expense reflects the lower borrowings outstanding in 2013 versus 2012.  Other income is due primarily to the gain on the sale of certain assets held for sale during the third quarter of 2013.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

    Total revenue and the revenue derived from each revenue type for the nine months ended September 30, 2013 and 2012 are as follows:

	2013	% (1)	2012	% (1)
Revenue	(In thousands)
Products	$144,89777	88.7%	$156,409	88.2%
Services	17,381	10.7	20,016	11.3
Franchise and other	1,047	0.6	928	0.5
Total revenue	$163,325	100.0%	$177,353	100.0%

Consolidated revenue decreased $14.0 million to $163.3 million. The components of the decreased revenue were a decline in products of $11.5 million to $144.9 million and a decline in services of $2.6 million to $17.4 million in 2013, offset by an increase in franchise of $0.1 million to $1.0 million in 2013. The amounts represent decreases of 7.4% in products and 13.2%  in services, offset by an increase of 12.8% in franchise and other. Throughout these product lines, decreases in revenue were primarily attributable to 1) the loss of customers from the integration of some of our smaller acquisitions, 2) the loss of three significant accounts, and 3) the sale in the fourth quarter of 2012 of a non-core business.

    Cost of Sales

    Cost of sales consists primarily of the cost of chemical, paper, air freshener and other consumable products sold to, or used in the servicing of, our customers. These costs are exclusive of route expense and related depreciation and amortization. Cost of sales for the nine months ended September 30, 2013 and 2012 are as follows:

	2013	% (1)	2012	% (1)
Cost of Sales	(In thousands)
Products	$70,517	48.7%	$77,074	49.3%
Services	1,152	6.6	1,040	5.2
Franchise and other	530	50.7	10	1.0
Total cost of sales	$72,199	44.2%	$78,124	44.0%

(1)           Represents cost as a percentage of the respective product and service line revenue.

Cost of sales decreased $5.9 million or 7.6% primarily due to a decrease in volume totaling $14.0 million from the prior year period.  Cost of sales as a percentage of revenue increased from 44.0% to 44.2%.  The percentage increase in cost of sales is a result of $0.9 million of one-time costs associated with the consolidation of two of the Company’s chemical manufacturing plants into a new Southwest regional manufacturing facility and another plant closure. In addition cost of sales included 1) $0.6 million incurred to reposition inventory as well as de-install and re-install equipment and provide for severance payments, and 2) payment of a one-time lease termination fee of $0.5 million, of which $0.3 million is reflected in chemical products cost of sales and the remaining $0.2 million is reflected in Selling, General and Administrative Occupancy expenses.  Excluding these one-time charges, cost of sales was slightly favorable compared to 2012.

    Route Expenses

    Route expenses consist of costs incurred by the Company for the delivery of products and providing services to customers. The details of route expenses for the nine months ended September 30, 2013 and 2012 are as follows:

	2013	% (1)	2012	% (1)
	(In thousands)
Compensation	$22,869	14.1%	$22,735	12.9%
Vehicle and other expenses	9,919	6.1	9,021	5.1
Total route expenses	$32,788	20.2%	$31,756	18.0%

(1)           Represents route expenses as a percentage of total non-franchise revenue.

    Route expenses increased $1.0  million or 3.3%. As a percentage of revenue, route expenses increased from 18.0% to 20.2% of revenue due to the decrease in revenue.  The components of this change were increases in compensation of $0.1 million, and increases in vehicle and other expenses of $0.9 million. The increase in vehicle and other expenses of $0.9 million is due primarily to a decrease in company owned vehicles offset by an increase in company leased vehicles, increases in vehicle insurance and repairs and maintenance and the change from cell phones to handheld devices.

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

●	Investigation and professional fees related to the Audit Committee review, restatement process, and other non-recurring fees related to completing our 2012 audit.

    The details of selling, general and administrative expenses for the nine months ended September 30, 2013 and 2012 are as follows:

	2013	% (1)	2012	% (1)
Selling, General & Administrative Expenses	(In thousands)
Compensation	$46,877	28.9%	$49,260	28.0%
Occupancy	7,324	4.5	7,476	4.2
Other	28,093	17.3	38,862	22.0
Total selling, general & administrative expenses	$82,294	50.7%	$95,598	54.2%

(1)           Represents expenses as a percentage of total non-franchise revenue.

Selling, general and administrative expenses decreased $13.3 million to $82.3 million.  The primary components of this change were decreases in compensation of $2.4 million and in other expenses of $10.8 million.

The decrease in compensation expenses primarily relates to cost savings initiatives which began in late 2012 and continue in 2013 offset by an increase in stock compensation expense of $0.3 million.

The Company incurred a one-time expense of $0.5 million related to the relocation of our Southwest chemical plant, of which $0.3 million is reflected in product cost of sales and the remaining $0.2 million is reflected in Occupancy expenses.

    Other selling, general and administrative expenses decreased $10.8 million or 27.7%. This decrease is comprised of $6.9 million, or 35.6% in professional fees, $1.4 million or 78.3% in the provision for doubtful accounts plus additional expense reduction initiatives. The decrease in professional fees primarily relates to a decrease in fees related to investigation, review, and other non-routine professional fees.

           Depreciation and Amortization

    Depreciation and amortization consists of depreciation of property and equipment and the amortization of intangible assets. Depreciation and amortization of $16.7 million increased $0.9 million or 5.5%. The increase is primarily related to depreciation on capital expenditures at new customer installations.

Other Income (Expense), Net

    Details of other income (expense), net for the nine months ended September 30, are as follows:

	2013	2012
Interest income	$35	$0
Interest expense	(378)	(1,545)
Realized and unrealized net gain on fair value of convertible debt and earn-outs	-	199
Foreign currency	(2)	(1)
Other	330	41
Total other income (expense), net	$(15)	$(1,306)

    The net gain on debt related fair value measurements is the result of the required adjustment to fair value of the convertible promissory notes. The fair value of these convertible promissory notes is impacted by the market price of our stock. See Note 8, “Fair Value Measurements and Financial Instruments” of the Notes to Condensed Consolidated Financial Statements.

    The reduction in interest expense reflects the lower borrowings outstanding in 2013 versus 2012.

    Other income is due primarily to the gain on the sale of certain assets held for sale during the third quarter of 2013.

    Income Tax Expense

    In projecting the Company’s income tax expense for 2013, management has concluded that it is not more likely than not that the Company will realize the benefit of its deferred tax assets and as a result a full valuation allowance will be required as of December 31, 2013. Therefore, the Company has not recognized a tax benefit as it relates to the current loss for the period ended September 30, 2013.

    For the three months and nine months ended September 30, 2013, the Company has recorded an estimate for income taxes based on the Company’s projected income tax expense for the twelve month period ending December 31, 2013. The Company’s tax provision has an unusual relationship to pretax loss mainly because of the existence of a full deferred tax asset valuation allowance. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance. However, tax expense recorded in the first, second and third quarters of 2013 included the accrual of income tax expense related to additional valuation allowance in connection with the tax amortization of the Company’s indefinite-lived intangible assets that was not available to offset existing deferred tax assets (termed a “naked credit”). Specifically, the Company does not consider the deferred tax liabilities related to indefinite lived intangibles assets when determining the need for a valuation allowance.

    Cash Flows Summary

    The following table summarizes cash flows for the nine months ended September 30, 2013 and 2012:

	2013	2012
	(In thousands)
Net cash used in operating activities	$(20,057)	$(19,407)
Net cash used in investing activities	(1,361)	(22,843)
Net cash used in financing activities	(6,511)	(18,382)
Net decrease in cash and cash equivalents	$(27,929)	$(60,632)

    Net cash used in operating activities was $20.1 million primarily due to a net inflow of cash from changes in working capital components of $3.4 million versus a net outflow of $0.6 million in the prior year period, recording of impairment related to assets held for sale of $3.3 million and an increase in the net loss of $2.3 million, and a decrease in the cash provided by discontinuing operations of $8.8 million.

    Net cash used in investing activities decreased $21.5 million. This decrease is primarily due to a $12.6 million collection of a receivable due from sale of discontinued operations, a decrease in cash used for acquisitions of $4.2 million, a decrease in purchases of property and equipment of $1.8 million and a decrease in cash used by discontinued operations of $2.7 million with an offset in the increase of restricted cash of $0.3 million.

    Cash used in financing activities was $6.5 million compared with $18.4 million during the same period in 2012. This change of $11.9 million was primarily due to a decrease in principal payments on debt with an offset in the increase of cash provided by proceeds from debt issuances of $0.5 million.

Liquidity and Capital Resources

    We fund the development and growth of our business with existing liquidity and capital leases for equipment.

Cash Requirements

    Our cash requirements for the next twelve months consist primarily of: (i) capital expenditures associated with dispensing equipment, dish machines and other items in service at customer locations, equipment, vehicles, and software; (ii) consolidation of certain manufacturing facilities; (iii) working capital; and (iv) payment of debt obligations incurred or assumed in connection with acquisitions and other notes payable for equipment and software.

    During the nine months ended September 30, 2013, our cash and cash equivalents decreased by $27.9 million. We expect that our cash on hand and the cash flow provided by future operating activities will be sufficient to fund working capital, general corporate needs and planned capital expenditures for the next twelve months. However, there is no assurance that these sources of liquidity will be sufficient to fund our internal growth initiatives or the investments and acquisition activities that we may wish to pursue. If we pursue significant internal growth initiatives or if we wish to acquire additional businesses in transactions that include cash payments as part of the purchase price, we may pursue additional debt or equity sources to finance such transactions and activities, depending on market conditions.

Financial Instruments — Convertible Promissory Notes

    We determine the fair value of one convertible debt instrument issued as part of business combination based on assumptions that market participants would use in pricing the liabilities. We have used a Black Scholes pricing model to estimate fair value of this convertible promissory note, which requires the use of certain assumptions such as the expected term and volatility of our common stock. The expected volatility was based on an analysis of industry peer's historical stock price over the term of the note which is estimated at approximately 25%. The Company believes using a peer group stock volatility rate is appropriate given the Company’s relatively short history as a public company which involved a high growth phase and the audit committee investigation, discussed further in Note 14, “Commitments and Contingencies,” both of which occurred in 2011 and 2012.  Changes in the fair value of this convertible debt instrument due to changes in these assumptions and the underlying data are recorded in Other expense, net on the Condensed Consolidated Statement of Operations and Comprehensive Loss.

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

    In connection with a distribution agreement entered into in December 2010 between the Company and a distributor of Company-owned products, we provided a guarantee that the distributor's operating cash flows associated with the agreement would not fall below certain agreed-to minimums, subject to certain pre-defined conditions, over the ten year term of the distribution agreement. If the distributor's annual operating cash flow does fall below the agreed-to annual minimums, we reimburse the distributor for any such short fall up to a pre-designated amount. No value was assigned to the fair value of the guarantee at September 30, 2013 and December 31, 2012 based on a probability assessment of the projected cash flows. Management currently does not believe that it is probable that any amounts will be paid under this agreement and thus there is no amount accrued for the guarantee in the Condensed Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

    Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Form 10-Q, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Form 10-Q or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include the following:

●	We have a history of significant operating losses and as such our future revenue and operating profitability are uncertain;

●	Matters relating to or arising from our recent restatement could have a material adverse effect on our business, operating results and financial condition;

●	We may not be able to properly integrate the operations of acquired businesses and achieve anticipated benefits of cost savings or revenue enhancements;

●	We may incur unexpected costs, expenses, or liabilities relating to undisclosed liabilities of our acquired businesses;

●	We may fail to maintain our listing on The NASDAQ Stock Market and the Toronto Stock Exchange;
●	Failure to attract, train, and retain personnel to manage our growth could adversely impact our operating results;
●	We may recognize impairment charges which could adversely affect our results of operations and financial condition;

●	We may record future goodwill impairment charges which could materially adversely impact our results of operations.

●	Goodwill and other intangible assets resulting from acquisitions may adversely affect our results of operations due to impairment charges that could be recorded in future periods;

●	Failure to retain our current customers and renew existing customer contracts could adversely affect our business;

●	The pricing, terms, and length of customer service agreements may constrain our ability to recover costs and to make a profit on our contracts;

●	Changes in economic conditions that impact the industries in which our end-users primarily operate in could adversely affect our business;

●	If we are required to change the pricing models for our products or services to compete successfully, our margins and operating results may be adversely affected;

●	Several members of our senior management team are critical to our business and if these individuals do not remain with us in the future, it could have a material adverse impact on our business, financial condition, results of operations, and cash flows;

●	The financial condition and operating ability of third parties may adversely affect our business;

●	The availability of raw materials and the volatility of their costs may adversely affect our operations;

●	Increases in fuel and energy costs and fuel shortages could adversely affect our results of operations and financial condition;

●	Our products contain hazardous materials and chemicals, which could result in claims against us;

●
We are subject to environmental, health and safety regulations, and may be adversely affected by new and changing laws and regulations that generate ongoing environmental costs and could subject us to liability;

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

    As reported in Part II, Item 9A, “Controls and Procedures” in the 2012 Form 10-K, we did not complete our assessment of internal control over financial reporting at December 31, 2012 due to the substantial internal and external resources necessary to complete the restatement process and regain compliance with our financial reporting obligations. However, in the 2012 Form 10-K, we identified a number of deficiencies in our internal control over financial reporting and, on the basis of such deficiencies concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012. In connection with the preparation of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013. Based upon that evaluation, management concluded that the deficiencies identified in the 2012 Form 10-K, as discussed below, were under ongoing remediation and therefore continue to exist, and as such our disclosure controls and procedures were not effective as of September 30, 2013. The deficiencies identified consist of:

●	The effectiveness of our entity-level communication and control environment.

●	The effectiveness of our financial statement review process, including formal written policies and procedures governing our financial statement close process.

●
The effectiveness of transactional level controls designed to ensure the proper recording and elimination of inter-company transactions for GAAP reporting purposes, appropriate cut-off procedures, proper tracking of the physical movement and custody of fixed assets and inventory, and proper customer invoicing and application of customer payments.

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

    As set forth below, management has taken or will take steps to remediate each of the control deficiencies identified above. Notwithstanding the control deficiencies described above, we have performed additional analyses and other procedures to enable management to conclude that our condensed consolidated financial statements included in this report fairly present, in all material respects, our financial condition and results of operations as of and for the three months ended September 30, 2013.

Management's Remediation Plan

    Following the Audit Committee's independent review, and in response to the deficiencies discussed above, we plan to continue efforts already underway to improve internal control over financial reporting, which include the following:

●	We are continuing the education and training of employees involved in the financial reporting process, including with respect to the appropriateness and frequency of communications.

●	We continue to enhance our review and approval levels by positions.

●
We implemented new software and continue to refine the process for recording asset acquisitions movement and disposal, and computing depreciation expense for financial and tax reporting. We continue to reduce the complexity of the Company's legal entities and have consolidated accounting data bases. We continue to enhance our inventory management policies and procedures. We continue to enhance management and review procedures over our field entity-level accounting activities.

    Management and our Audit Committee will continue to monitor these remedial measures and the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

    On April 24, 2013, lead plaintiffs filed their first amended consolidated class action complaint (the "Class Action Complaint") asserting similar claims as those previously alleged as well as additional allegations stemming from the Company's restated financial statements. The Class Action Complaint also names the Company's former Senior Vice President and Treasurer as an additional defendant. On June 24, 2013, defendants moved to dismiss the Class Action Complaint.  Briefing on the motions to dismiss was completed on August 9, 2013.

    On June 11, 2013, an individual action was filed in the U.S. District Court for the Southern District of Florida captioned Miller, et al. v. Swisher Hygiene, Inc., et al., No. 0:13-CV-61292-JAL, against the Company, its former CEO and former CFO, and a former Company director, bringing state and federal claims founded on the allegations that in deciding to sell their company to the Company, plaintiffs relied on defendants'  statements about such things as the Company's accounting and internal controls, which, in light of Swisher's restatement of its financial statements, were false. On July 17, 2013, the Company notified the MDL Panel of this action, and requested that it be transferred and centralized in the Western District of North Carolina with the other actions pending there. On July 23, 2013, the MDL Panel issued a Conditional Transfer Order (the "CTO"), conditionally transferring the case to the Western District of North Carolina. On July 29, 2013, plaintiffs notified the MDL Panel that they would seek to vacate the CTO. In light of the proceedings in the MDL Panel, defendants requested that the Southern District of Florida stay all proceedings pending the MDL Panel's ruling. On August 6, 2013, the Southern District of Florida issued a stay of all proceedings pending a ruling by the MDL Panel.  On October 2, 2013, following briefing on the issue of whether the CTO should be vacated, the MDL Panel issued an order transferring the action to the Western District of North Carolina.

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

    On July 11, 2013, one of the purported stockholders filed a derivative action on behalf of the Company in the General Court of Justice, Superior Court Division in the State of North Carolina, Mecklenburg County, captioned  Borthwick v. Berrard , et. al., No. 13-CVS-12397. The action asserts claims against the Company as a nominal defendant, its former CEO and former CFO, and certain former and current Company directors for breaches of fiduciary duties, gross mismanagement, abuse of control, waste of corporate assets, and aiding and abetting thereof, in connection with the Company's restatement of its financial statements. Among other things, the action seeks damages on behalf of the Company and an order directing the Company to implement corporate governance reforms. On August 7, 2013, the Company filed a notice to remove the action from the General Court of Justice, Superior Court Division in the State of North Carolina, Mecklenburg County to the Western District of North Carolina.  On August 30, 2013, the Company moved to consolidate this action with the actions previously consolidated before the Western District of North Carolina, and to stay the action.  On September 25, 2013, the Western District of North Carolina granted the Company's  motion.

    Other Matters

    The Company has been contacted by the staff of the Atlanta Regional Office of the SEC and by the United States Attorney's Office for the Western District of North Carolina (the "U.S. Attorney's Office") after publicly announcing the Audit Committee's internal review and the delays in filing our periodic reports. The Company has been asked to make certain individuals available and to provide certain information about these matters on a voluntary basis to the SEC and the U.S. Attorney's Office. The Company is fully cooperating with the SEC and the U.S. Attorney's Office. Any action by the SEC, the U.S. Attorney's Office or other government agency could result in criminal or civil sanctions against the Company and/or certain of its current or former officers, directors or employees.

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

    As previously disclosed, on September 16, 2013, William M. Pierce was appointed the President and Chief Executive Officer of the Company, effective September 10, 2013.  As a result of his appointment, Mr. Pierce is no longer considered an "independent" director for purposes of Audit Committee membership, and as such, Mr. Pierce resigned as a member of the Company’s Audit Committee, effective September 10, 2013.  On September 20, 2013, the Company received a notification from Nasdaq that, as a result of Mr. Pierce's resignation from the Audit Committee, the Company was no longer in compliance with Nasdaq’s audit committee requirements as set forth in Nasdaq Listing Rule 5605, which requires the Audit Committee be composed of at least three members.  In accordance with Nasdaq Listing Rule 5605(c)(4), the Company has until the earlier of the Company's next annual shareholders' meeting or September 10, 2014 to regain compliance with the Audit Committee membership requirement, however, if the next annual shareholders' meeting is held before March 10, 2014, then the Company must evidence compliance no later than March 10, 2014.  The Company expects to appoint an additional independent director to serve on the Audit Committee during the cure period.

ITEM 1A.    RISK FACTORS

    In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition, or future results. There have been no material changes to the risk factors previously disclosed in our 2012 Form 10-K, except for the following:

    We may record future goodwill impairment charges which could materially adversely impact our results of operations.

    The Company's accounting policy is to perform an annual goodwill impairment test in the fourth quarter or more frequently whenever events or circumstances indicate that goodwill or the carrying value of intangible assets may not be recoverable.  As of September 30, 2013, following a qualitative review of the key drivers of fair value, the Company determined that it was necessary to perform a quantitative goodwill impairment analysis.  The Company identified no impairment during the third quarter of 2013. The estimates and assumptions used in our impairment analysis are subject to uncertainty, including our ability to grow revenue and our profitability levels.  Relatively small declines in the future performance and cash flows of the Company or small changes in the key assumptions may result in significant asset impairment charges.  The estimates used for our future cash flows and discount rates represent management's best estimates, which we believe to be reasonable, but future declines in business performance may impair the recoverability of our goodwill and intangible assets balances and result in an impairment charge being recorded in future periods.

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
________________________

*           Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWISHER HYGIENE INC.
(Registrant)

Dated: November 12, 2013	By:	/s/ William M. Pierce
William M. Pierce President and Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2013	By:	/s/ William T. Nanovsky
William T. Nanovsky Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: November 12, 2013	By:	/s/ Linda C. Wilson-Ingram
Linda C. Wilson-Ingram Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

SWISHER HYGIENE INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
________________________

*           Furnished herewith.