Form 10-K
period 2013-12-31
Swisher Hygiene Inc.
filed 2014-03-17
CIK 1504747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐       No  ☑

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 28, 2013 (based on the last reported sales price of such stock on the NASDAQ Global Select Market on such date of $0.86 per share) was approximately $102,256,486.

Number of shares outstanding of each of the registrant’s classes of Common Stock at March 12, 2014:  175,782,791 shares of Common Stock, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013 are incorporated herein by reference in Part III.

SWISHER HYGIENE INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

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

General

We provide essential hygiene and sanitizing solutions that include cleaning and sanitizing chemicals, restroom hygiene programs and a full range of related products and services throughout North America and through nine Master License Agreements internationally.   During 2013, we made the decision to focus our growth efforts on our core hygiene and  sanitizing solutions and certain strategic linen assets and therefore we began an active program to sell non-core linen and route operations as described further in Note 2 “Discontinued Operations and Assets Held for Sale,” to the Notes to the Consolidated Financial Statements.  We may continue to provide linen offerings, other than those serviced by our remaining linen assets, as well as other ancillary services to certain customers through strategic third party partnerships.

During 2011 and most of 2012, we operated in two segments: (i) Hygiene and (ii) Waste. As a result of the sale of our Waste segment in November 2012, we currently operate in one business segment, Hygiene, and our financial statements and other information for the three years ended December 31, 2013, which are included in this Annual Report on Form 10-K, which we refer to as the 2013 Form 10-K, are presented to show the operation of this single segment.  The financial information about our geographical areas are included in Note 17, “Geographic Information,” to the Notes to the Consolidated Financial Statements in this 2013 Form 10-K, and are incorporated herein by this reference.

Our Market

We compete in many markets, including institutional and industrial cleaning chemicals (which include foodservice chemicals), restroom hygiene, other facility service products, and paper and plastics. In each of these markets there are numerous participants ranging from large multi-national companies to local and regional competitors.   We believe our primary competitors in our legacy hygiene and facilities service market are large facility service and uniform providers, as well as numerous small local and regional providers, many of whom may focus on one particular product offering such as uniform rentals. The paper distribution market for the customers we target not only has competition among the providers listed above, but also from the foodservice and janitorial-sanitation distributors. The competitive landscape is made more challenging as consolidation activity increases within many of our customers’ industries, potentially leading to the loss of business.

Based on our analysis of publicly available industry research and trade reports, as well as our competitors’ public filings, we estimate that the combined addressable market in the United States and Canada, as of December 31, 2013, for the products and services that we offer is approximately $30.0 billion.

Our Strategy

We have developed a strong geographic footprint in the United States and Canada.  We plan to leverage this footprint to generate growth in our core chemical and hygiene operations while offering ancillary services to certain customers through third party partnerships. We believe that customers are increasingly seeking service providers that can offer multiple products and that our ability to provide a complete chemical offering, complementary kitchen products, restroom hygiene services, hygiene products (such as paper, soap and air fresheners) and facility service items provide the Company with a valuable point of competitive differentiation.

We are focused on revenue growth in our key markets via a number of channels including our distribution partnership efforts, ongoing tests with multi-unit regional chains and direct selling focused on large independents.  We continue to focus on a number of operating and overhead cost efficiencies that seek to further leverage the integration of our acquisitions and simplify our operations. These efficiencies include:  improved purchasing processes and tools, SKU rationalization, consolidating manufacturing locations, freight optimization, reduction and or downsizing of branch locations, route optimization, centralizing office administration functions, standardizing our operating model and aligning field compensation to grow our revenue.

Products and Services

We sell consumable products such as detergents, cleaning chemicals, soap, paper, water filters and supplies, together with the rental and servicing of dish machines and other equipment for the dispensing of those products; as well as additional services such as the cleaning of facilities.

Consolidated revenues by product type and service line are as follows:

●
Chemical service and wholesale revenue, which includes our laundry, ware washing, disinfectants, sanitizers and other concentrated and ready-to-use cleaning products and soap, accounted for 68.2%, 68.8%, and 63.3% of consolidated revenue in 2013, 2012 and 2011, respectively.

●
Hygiene service revenue, which includes restroom cleaning services, hand hygiene, air fresheners and service delivery fees, accounted for 10.8%, 11.4% and 16.2% of consolidated revenues in 2013, 2012 and 2011, respectively.

●	Paper sales accounted for 8.8%, 8.2% and 10.5% of consolidated revenues in 2013, 2012 and 2011, respectively.

Rental fees, linen processing, other ancillary product sales and franchise fees comprise the remaining 12.2%, 11.6% and 10.0% of consolidated revenues in 2013, 2012 and 2011 and none of these individual product lines represented greater than 10.0% of consolidated revenues for each of the three years.   We anticipate that over time, our chemical revenue will continue to grow at a faster rate than any of our other product lines.

We have placed particular emphasis on the development of our chemical offerings, particularly as it relates to ware washing and laundry solutions. Ware washing products consist of cleaners and sanitizers for washing glassware, flatware, dishes, foodservice utensils, and kitchen equipment. Laundry products include detergents, stain removers, fabric conditioners, softeners, and bleaches in liquid, powder, and concentrated forms to clean items such as bed linen, clothing and table linen. For ware washing customers, we sell or rent, as well as install and service, dishwashing machines and dish tables.  We also provide and install chemical dispensing units and dish racks.  Customers using our laundry services are also offered various dispensing systems. The use of a dispensing system ensures the proper mix of chemicals for safe and effective use.  We enter into service agreements with customers under which we provide 24 hour, seven day-a-week emergency service, and perform regularly scheduled preventative maintenance. Typically, these agreements require customers to purchase from us all of the products used in the equipment and dispensing systems that we install. The chemicals themselves may be delivered to the customer by the Company, a common carrier or one of our third-party distributor partners; however, the service and maintenance is provided directly by a Company employee. Our ware washing and laundry solutions are designed to address the needs of customers ranging from single store restaurant and lodging operators to multi-unit chains, large resorts, cruise ships, casinos and assisted living facilities in the health care market.  We often consult with customers that may have specialized needs or require custom programs to address different fabric or soil types.

Our restroom hygiene and facility service business offers a regularly scheduled service that includes cleaning the toilet bowls, urinals, and sinks, the application of a germicide to such surfaces to inhibit bacteria growth, and the restocking of air fresheners for a fixed weekly fee. Additionally, we manage other restroom needs by providing and installing soap, tissue, and hand towel dispensers, and selling and restocking the soap and paper on an as-needed basis. This entire offering supplements the daily janitorial or custodial requirements of our customers and frees customers from purchasing and securing an inventory of soap and paper products.

Sales and Distribution

We market and sell our products and services primarily through: (i) our field sales group, including the service technicians, which pursues new customers and offers existing customers additional products and services; (ii) our corporate account sales team, which focuses on broad regional level customers; and (iii) independent third-party distributor partners.

The field selling organization is comprised of Business Development Representatives, Account Managers and Hygiene Specialists. The Business Development Representatives strategically identify new customer opportunities in which to sell products that leverage current route service and delivery efficiencies as well as focusing on accounts with our distributor partner representatives.  Account Managers are primarily focused on servicing and expanding sales to current customers however they will also be responsible for obtaining new customer sales as we move into 2014.  Hygiene Specialists focus on current customers with the purpose of expanding the number of products and services provided by leveraging solid business relationships.

Selling to new corporate accounts is led by a team that manages a longer sales process that includes either displacing an existing supplier of the products and services or working with the customer to centralize and consolidate disparate purchasing decisions. These prospective customers often go through a vendor qualification process that may involve multiple criteria, and we often work with them in various test locations to validate both product efficacy and our ability to deliver the services on a broader regional level. Additionally, large corporate accounts may operate via a franchise network of their own; the selection process with such corporate accounts may only result in a vendor qualification allowing us the right to sell our products and services to their franchisees. To date, we have been in vendor qualification processes with larger accounts that have ranged from less than three months to over 12 months. Contract terms on corporate account customers typically range from three to five years.

In recent years, we have expanded our distributor program which provides us with additional opportunities for organic growth. Our distributor program is targeted toward regional and local foodservice distributors that are seeking to increase the revenue and margin they can drive by increasing the number of products they deliver to each customer, which also helps our distributor partner reduce their customer attrition. Foodservice distribution is a highly competitive business operating on low margins. As such, the distributor can typically earn a higher profit margin on the chemicals it sells to customers compared to its food items. Moreover, a distributor partner is then able to market to its customers the “service” required to maintain their dish machines and chemical dispensing equipment. This service is provided by Swisher and documented under a separate contract between Swisher and the customer. In effect, by Swisher partnering to be the service arm for the distributor, we help to generate demand for our equipment and our consumable products, while providing the distributor a competitive advantage. We contract with distributors on an exclusive or non-exclusive basis, depending on the markets they serve and the size of their customer base.

With the exception of product sales delivered via distributors and common carriers in select remote markets, our services and products in the United States are delivered through Company vehicles. We leverage our routing tool, within our hand held computer software, to assist in monitoring the performance of our fleet operations.

Manufacturing

Although we produce a majority of our chemical products at our plants, we continue to purchase products from third-party manufacturers and suppliers with whom we believe we have good relations. Most of the items we sell are readily available from multiple suppliers in the quantities and quality acceptable to both us and our customers. We do not have any minimum annual or other periodic purchase requirements with any vendors for any of the finished products we use or sell. We entered into a Manufacturing and Supply Agreement (the "Cavalier Agreement") with a chemical manufacturing plant in conjunction with our acquisition of Sanolite in July 2011. The Cavalier Agreement, which was scheduled to expire on December 31, 2012, was extended for an additional two year period with an automatic 18-month renewal term and a 6-month termination option.  The Cavalier Agreement provides for pricing adjustments, up or down, on the first of each month based on the vendor's actual average product costs incurred during the prior month. Additional product payments made by the Company due to pricing adjustments under the Cavalier Agreement have not been significant and have not represented costs materially above the market price for such products.

Other than the Cavalier Agreement, we are not currently party to any agreement, including with our chemical manufacturers, where we bear the commodity risk of the raw materials used in manufacturing; however, nothing prevents (i) the vendor from attempting to pass through the incremental costs of raw materials, or (ii) us from considering alternative suppliers or vendors.

We purchased 10.9%, 14.3%, and 28.2% of the chemicals required for our operations in 2013, 2012 and 2011, respectively and expect this percentage to continue to decline as we expand our own manufacturing capability.

Sources and Availability of Raw Materials

The key raw materials we use in our chemical products are caustic soda, solvents, waxes, phosphates, surfactants, polymers and resins, chelates and fragrances, and packaging materials. Many of these raw materials are petroleum-based and, therefore, subject to the availability and price of oil or its derivatives. We purchase most chemical raw materials on the open market.  We believe the raw materials used in products we currently sell are readily available, however, pricing pressure or temporary shortages may from time to time arise resulting in increased costs and, we believe under extreme conditions only, a loss in revenue from our inability to sell certain products.

Customer Dependence

Our customer base ranges from large multi-national companies and distributor partners to entrepreneurs who operate a single location.  No one customer accounts for 10% or more of our consolidated revenue.

Trademarks and Trade Names

We maintain a number of trademark registrations in the United States, Canada and in certain other countries. We believe that many of these trademarks, including “Swisher,” “Sani Service,” the “Swisher” design, the “Swisher Hygiene” design, and the “S” design are important to our business. Our trademark registrations in the United States are renewable for ten year successive terms and maintenance filings must be made as follows: (i) for “Swisher” by January 2024, (ii) for the “Swisher” design by January 2023, (iii) for “the Swisher Hygiene” design by April 2015, and (iv) for the “S” design by February 2016.

In Canada, we have agreed not to: (i) use the word Swisher in association with any wares/services relating to or used in association with residential maid services other than as depicted in our trademark application and (ii) use the word Swisher with our “S” design mark or by itself as a trade mark at any time in association with wares/services relating to or used in association with cleaning and sanitation of restrooms in commercial buildings. Thus, our company-owned operations operate as SaniService ® in Canada. We own, have registered, or have applied to register the Swisher trademark in every other country in which our franchisees or licensees operate.

We market the majority of our chemical products under various brands, labeling and product names including, but not limited to, Swisher, Mt. Hood, ProClean, Daley and Cavalier. The majority of our chemical products formulae are owned by us. The remaining chemical products are manufactured by third parties who manufacture our products based on our specifications.

Seasonality

In the aggregate our business continues to be somewhat seasonal in nature, with the Company’s second and third calendar quarters generating, on an organic basis, more revenue than the first and fourth calendar quarters. However, our operating results may fluctuate from quarter to quarter or year to year due to factors beyond our control including unusual weather patterns or other events that negatively impact the foodservice and hospitality industries. The majority of our customers are in the restaurant or hospitality industries, and the revenue we earn from these customers is directly related to the number of patrons they service. As such, events adversely affecting the business of the customer may have an adverse impact on our business.

Regulatory and Environmental

We are subject to numerous federal, state and local laws that regulate the manufacture, storage, distribution, transportation, and labeling of many of our products, including all of our disinfecting, sanitizing, and antimicrobial products. Some of these laws require us to have operating permits for our production and warehouse facilities, and operations. In the event of a violation of these laws and permits, we may be liable for damages and the costs of remedial actions, and may also be subject to revocation, non-renewal, or modification of our operating and discharge permits and revocation of product registrations. Federal, state and local laws and regulations vary, but generally govern wastewater or storm water discharges, air emissions and the handling, transportation, treatment, storage and disposal of hazardous and non-hazardous waste. These laws and regulations provide governmental authorities with strict powers of enforcement, which include the ability to revoke or decline to renew any of our operating permits, obtain injunctions, and impose fines or penalties in the event of violations including criminal penalties. The United States Environmental Protection Agency (“EPA”) and various other federal, state and local authorities administer these regulations.

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

Product Registration and Compliance

Various federal, state and local laws and regulations govern some of our products and require us to register our products and to comply with specified requirements. In the United States, we must register our sanitizing and disinfecting products with the EPA. When we register these products, or our supplier registers them in cases where we are sub-registering, we must also submit to the EPA information regarding the chemistry, toxicology, and antimicrobial efficacy for the agency’s review. Data must be identical to the claims stated on the product label. In addition, each state where these products are sold requires registration and payment of a fee.

Numerous United States federal, state, local, and foreign laws and regulations relate to the sale of products containing ingredients such as phosphorous, volatile organic compounds, or other ingredients that may impact human health and the environment. Under the State of California's Proposition 65, label disclosures are required for certain products containing chemicals listed by California. In addition, California, Maine, Maryland, Massachusetts, Minnesota, Oregon, and South Carolina have chemical management initiatives that promote pollution prevention through the research and development of safer chemicals and safer chemical processes. Numerous states have also enacted environmentally-preferable purchasing programs for cleaning products, and in 2012 were considered by several other state legislatures. On October 1, 2013, the California Safer Consumer Products Act went into effect.  Applicable to consumer products that enter the stream of commerce in California, the Act's regulations require manufacturers, retailers, and importers to seek safer alternatives to harmful chemicals widely used in products..  Through initiatives such as the "Design for the Environment" program, the U.S. Government is tracking "green chemistry" initiatives.  Some of our cleaning products are subject generally to these types of regulations and programs, and as such, we may incur additional stay-in-market expenses associated with conducting analyses of alternatives for chemicals of concern.  To date, we generally have been able to comply with such legislative requirements and compliance with these laws and regulations has not had a material adverse effect on our business, financial condition, results of operations, and cash flows.

Toxic Substances Control Act

The U.S. Congress has been discussing the re-authorization of the Toxic Substances Control Act ("TSCA") and an update of chemicals on the TSCA Inventory (commonly referred to as the "reset" of the TSCA inventory).  Potential costs are not yet quantifiable, but are not expected to have a material adverse effect on our consolidated results of operations or cash flows in any one reporting period or on our financial position.

Occupational Safety and Health Act

The Occupational Safety and Health Act of 1970, as amended (“OSHA”), establishes certain employer responsibilities including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by OSHA, and various record keeping, disclosure, and procedural requirements. Various OSHA standards may apply to our operations including the Hazardous Communications Standards ("HCS" or "Right to Know" and "Community Right to Know") regulations that govern the procedures and information that must be disclosed to the individuals that work in the manufacture of the products and materials Swisher manufactures or distributes and with the hazards that communities may face in the event our facilities were to be hit with disasters such as fires and floods.  As part of the HCS requirements, we are required to provide Material Safety Data Sheets (“MSDS”) to our customers and distributors.

The National Fire Protection Association has aided various state and local government in the development of set of safety standards that generally fall under the OSHA Community Right to Know regulations that allow the local fire department to regulate the safety measures needed in a facility in order to prevent and lessen the possibilities of fires (i.e., Storage of Flammables) and to protect the safety of the fire fighters in the event they are called in to work at such a facility. In many communities this involves reports and maps that detail where and how various products of different hazards are located and stored within a facility. These reports are generated and then given to local fire authorities to maintain in the event the fire department, local emergency response or hazmat teams are ever needed at the facility.

Global Harmonized System

In 2003, the United Nations issued a standard on hazard communication and labeling of chemical products known as the Globally Harmonized System of Classification and Labeling of Chemicals (“GHS”). GHS is designed to facilitate international trade and increase safe handling and use of hazardous chemicals through a worldwide system that classifies chemicals based on their hazards and communicates information about those hazards through standardized product labels and safety data sheets (“SDSs”). The HCSs were modified in 2012 to adopt the GHS standard and replace MSDSs with SDSs. We have been working on a phased-in approach to mitigate the costs of GHS implementation and do not expect the implementation cost to have a material adverse effect on our consolidated results of operations or cash flows. We expect to be compliant by the GHS mandated deadline of December 31, 2015.

Pesticide and Biocide Laws

We manufacture and sell certain disinfecting and sanitizing products that kill or reduce microorganisms (bacteria, viruses, fungi) on hard environmental surfaces. Such products are regulated as "pesticides" or "antimicrobial pesticides" under current definitions in the Federal Insecticide, Fungicide, and Rodenticide Act ("FIFRA"), as amended by the Food Quality Protection Act of 1996.  We are required to maintain product registrations with the U.S. Environmental Protection Agency ("USEPA"), to meet certain efficacy, toxicity and labeling requirements, and to pay associated registration fees.  Each state in which these types of our products are sold requires registration and payment of a fee, and California and certain other states have adopted regulatory programs.  California also imposes a tax on pesticide sales in their state.  To date, the cost of complying with pesticide rules has not had a material adverse effect on our consolidated results of operations, financial condition, or cash flows to date; however, the costs and approvals associated with these products continue to increase.

Antimicrobal Product Requirements

Federal, state, local and foreign jurisdictions have enacted various laws and regulations regulating certain products sold by us for controlling microbial growth on humans.  Generally, the U.S. Food and Drug Administration administers requirements for these products.  The FDA has proposed regulations for over-the-counter antiseptic drug products, which may impose additional requirements for our antimicrobial hand care products and associated costs when finalized by the FDA.  To date, such requirements have not had a material adverse effect on our consolidated results of operations, financial position or cash flows.

Other Environmental Regulation

Our manufacturing facilities are subject to various federal, state and local laws and regulations regarding the discharge, transportation, use, handling, storage and disposal of hazardous substances. These statutes include the Clean Air Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act, as well as their analogous state, local, and foreign laws. Because we may potentially be a generator of hazardous wastes in the future, we, along with any other person who disposes or arranges for the disposal of our wastes, may be subject to financial exposure for costs associated with the investigation and remediation of contaminated sites. Specifically, we would likely have exposure if we have disposed or arranged for the disposal of hazardous wastes at sites that become contaminated even if we fully complied with applicable environmental laws at the time of disposal. We currently are unaware of any past action which may lead to any liability, but, in the event we do ultimately have liability at some point in the future for past or future actions, the costs of compliance and remediation would likely have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Employees

As of December 31, 2013, we had approximately 1,375 employees. We are not a party to any collective bargaining agreement and have not experienced a work stoppage. We consider our employee relations to be good.

Available Information

This Form 10-K and our quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through the Investors section of our Internet website (http://www.swsh.com) under the heading “INVESTORS,” “Financial Information,” and “SEC Filings” as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). Our SEC filings are also available for reading and copying at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov).

Executive Officers of the Registrant

Our current executive officers and additional information concerning them are as follows:

Name	Position	Age

William M. Pierce	Director, President and Chief Executive Officer	62
William T. Nanovsky	Senior Vice President and Chief Financial Officer	65
Blake Thompson	Senior Vice President and Chief Operating Officer	59

William M. Pierce

Director, President and Chief Executive Officer

Mr. Pierce has served as President and Chief Executive Officer of Swisher Hygiene since September 10, 2013.  He has also served as a director of Swisher since June 2013.  Mr. Pierce has held the position of Senior Vice President of Huizenga Holdings, Inc. since 1990, where he has also served as chief operating officer, chief financial officer and as an officer and director of numerous private and public portfolio companies. Mr. Pierce’s positions have included President of Frederica Hospitality Group, LLC, five years as Chief Financial Officer and Executive Vice President of Dolphins Enterprises where he was responsible for all non-football business operations of the Miami Dolphins and Sun Life Stadium, and Chief Operating Officer of two route-based businesses, Sparkle, Inc. and Blue Ribbon Water Company. Previously, Mr. Pierce spent five years as the Senior Vice President and Chief Financial Officer of Boca Resorts Inc., a NYSE-traded company until its sale in 2004, where he was primarily responsible for the day-to-day oversight and the growth of the company as well as raising equity and debt in the public markets.  Prior to Huizenga Holdings, Mr. Pierce spent 11 years as a senior operating executive of Sky Chefs, a wholly owned subsidiary of American Airlines and seven years in senior management positions in the food and beverage industry.  All of Mr. Pierce’s day to day  professional efforts and focus are concentrated on Swisher; however, he remains a senior vice president of Huizenga Holdings.

Mr. Pierce is an experienced officer and director of public and private companies with the skills necessary to serve as a director. As an executive officer and director, Mr. Pierce has developed knowledge and experience of financial, operational, and managerial matters. He has helped guide numerous public and private companies from early stage development to significant operating entities.

William T. Nanovsky

Senior Vice President and Chief Financial Officer

Mr. Nanovsky has served as Senior Vice President and Chief Financial Officer of Swisher Hygiene since February 18, 2013 and previously served as Interim Senior Vice President and Chief Financial Officer of Swisher Hygiene from September 24, 2012 to February 18, 2013. Mr. Nanovsky has over 30 years of experience as a financial executive in environments ranging from emerging growth entities to public companies with annual revenue of more than $20 billion. Since September 2011, he has been a founding Partner of The SCA Group, LLC ("SCA"), which provides C-level services including regulatory solutions, restructuring and interim management to their clients. Before SCA, from May 1998 to September 2011, Mr. Nanovsky was a Partner of Tatum, LLC, and served on Tatum's Board of Managers from 2003 through 2007. At Tatum, he served as Chief Financial Officer of Specialty Foods Group, Inc., an international manufacturer and marketer of premium-branded, private-label and food service processed meat products. While at Tatum, Mr. Nanovsky also served as Chief Accounting Officer of a $3 billion publicly-traded provider of wireless telephone service to 5.5 million customers through 189 majority-owned subsidiaries. Additionally while at Tatum, Mr. Nanovsky served at AutoNation, Inc., a $20 billion automotive retailer, developing the integration and reporting processes for more than 370 franchises preparing for SOX compliance. Prior to Tatum, Mr. Nanovsky served as Chief Financial Officer, Senior Vice President and member of the Board of Directors of Seneca Foods Corporation, a Fortune 500 international food processor and distributor. All of Mr. Nanovsky's professional effort and focus are concentrated on Swisher; however, he remains a Partner of The SCA Group.

Blake W. Thompson

Senior Vice President and Chief Operating Officer

Mr. Thompson has served as Chief Operating Officer of Swisher Hygiene since August 2013 and previously served as Senior Vice President – Supply Chain and Manufacturing from June 2012 until August 2013.  Mr. Thompson has over 30 years of supply chain and operations leadership experience; before joining Swisher, he served as Senior Vice President of Supply Chain from 2006 to 2011 for Snyder’s-Lance, Inc., a manufacturer and distributor of branded and private brand snack products throughout North America, where he restructured the company’s supply chain and grew the contract manufacturing business while improving contribution margins.  Prior to Snyder’s-Lance, Mr. Thompson was Senior Vice President of Supply Chain from 2004 to 2005 at Tasty Baking Co., a regional snack cake company, where he helped rebuild the entire supply chain and optimized the company’s systems and operations.  Previously, Mr. Thompson spent 23 years at Frito-Lay, Inc., where he held a variety of management positions.

ITEM 1A.          RISK FACTORS.

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this 2013 Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should note that forward-looking statements in this document speak only as of the date of this 2013 Form 10-K and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include the following:

We have a history of significant operating losses and as such our future revenue and operating profitability are uncertain.

Our future revenue and operating profitability are difficult to predict and are uncertain.  We have recorded significant losses from continuing operations for the years ended December 31, 2013, 2012, and 2011, respectively.  We may continue to incur operating losses for the foreseeable future, and such losses may be substantial. We will need to increase revenue in order to generate sustainable operating profit and continue to make improvements on our expense controls. Given our history of operating losses, we cannot assure you that we will be able to achieve or maintain operating profitability on an annual or quarterly basis, or at all.

The Company may need to raise additional equity or capital in the future and such capital may not be available when needed or at all.

The Company's liquidity and capital resources remain limited. There can be no assurance that the Company's liquidity or capital resource position would allow it to continue to pursue its current business strategy.  As a result, the Company may need to raise additional capital in the future to provide it with sufficient capital resources and liquidity to meet its commitments and business needs.  The Company’s ability to raise additional equity or capital, if needed, will depend on, among other things, conditions in the equity or capital markets at that time, which are outside of its control, and its financial performance. Any occurrence that may limit the Company's access to the equity or capital markets may adversely affect the Company’s capital costs and its ability to raise capital and, in turn, its liquidity.  An inability to raise additional equity or capital on acceptable terms when needed could have a material adverse effect on the Company’s business, financial condition and results of operations. Additionally, future equity transactions could be dilutive to the Company's shareholders.

We have identified material weaknesses in our internal control over financial reporting and we may be unable to develop, implement and maintain appropriate controls in future periods. If the material weaknesses are not remediated, then they could result in material misstatements to the financial statements.

We have identified material weaknesses in our internal control over financial reporting and, as a result of such weaknesses, our management, with the participation of our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2013.  These material weaknesses were identified in connection with our assessment of the effectiveness of internal control over financial reporting as of December 31, 2013, and were determined not to have been remediated as of December 31, 2013. Until remediated, these material weaknesses could result in material misstatements to our interim or annual consolidated financial statements and disclosures that may not be prevented or detected on a timely basis. In addition, we may be unable to meet our reporting obligations or comply with SEC rules and regulations, which could result in delisting actions by The Nasdaq Stock Market ("Nasdaq") and the Toronto Stock Exchange (the "TSX") and investigation and sanctions by regulatory authorities. Any of these results could adversely affect our business and the trading price of our common stock.

We may fail to maintain our listing on The Nasdaq Stock Market and the Toronto Stock Exchange.

We have received non-compliance notices from Nasdaq as a result of our failure to maintain a minimum bid price of $1.00 per share and our failure to maintain an audit committee of at least three members.  A failure to regain and maintain compliance with such standards could result in delisting and could adversely affect the market liquidity of our common stock, impair the value of your investment, and harm our business. We can provide no assurance that we will satisfy the conditions required to maintain our listing on Nasdaq or the TSX and, even if we satisfy the conditions, Nasdaq or the TSX may not continue our listing.

The Company has announced that, if necessary to cure the minimum bid price deficiency, the Company will effect a reverse stock split.  If the reverse stock split is implemented, a decline in the market price of our common stock may result in a greater percentage decline than would occur in the absence of a reverse stock split.

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

We market and sell our products and services through independent third-party distributor partners.  In recent years, we have expanded our distributor program, which provides us with additional opportunities for organic growth. Our distributor program is targeted toward regional and local foodservice distributors that are seeking not only to increase the revenue and margin they can drive by increasing the number of products they deliver to each customer. In effect, by us partnering to be the service arm for the distributor, we help to generate demand for our rental equipment and our consumable products.  The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have an adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor's initiative, or a disruption in the operations of one or more of our distributors, may adversely affect our business.

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

We assess our goodwill and other intangible assets and long-lived assets for impairment when required by generally accepted accounting principles in the United States of America (“GAAP”). These accounting principles require that we record an impairment charge if circumstances indicate that the asset carrying values exceed their fair values. This assessment resulted in a goodwill impairment charge of $93.2 million in the fourth quarter of 2013. Our assessment of goodwill, other intangible assets, or long-lived assets could indicate that an impairment of the carrying value of such assets may have occurred that could result in a significant, non-cash write-down of such assets, which could have a material adverse effect on our results of operations.

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

We are and may in the future be subject to legal proceedings; the outcome of which are uncertain, and resolutions adverse to us could negatively affect our earnings, financial condition and cash flows.

We are and may in the future be subject to legal proceedings.  Litigation is subject to many uncertainties, and we cannot predict the outcome of individual matters with assurance. It is reasonably possible that the final resolution of these matters could require additional expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that could have a material effect on our earnings, financial condition and cash flows.

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

The markets in which we operate in are highly competitive. We compete with national, regional, and local providers, some of whom have greater financial and marketing resources than us, in the same markets primarily on the basis of brand name recognition, price, product quality, and customer service.  Some of our competitors may bundle products and services that compete with our products and services for promotional purposes as a long-term pricing strategy or may provide guarantees of prices and product implementations. Also, competitors may develop new or enhanced products and services more successfully and sell existing or new products and services better than we do. In addition, new competitors may emerge. These practices could, over time, limit the prices that we can charge for our products and services. If we cannot offset price reductions or other pricing strategies with a corresponding increase in sales or decrease in spending, then the reduced revenue resulting from lower prices would adversely affect our margins, operating costs, and profitability.

The loss of one or more key members of our senior management, or our inability to attract and retain qualified personnel could adversely impact our business, financial condition and results of operations.

Our success depends, in part, on the continued efforts and abilities of our senior management team. The loss of one or more key members of our senior management team could disrupt our operations and divert the time and attention of the remaining members of the senior management team, which could have a material adverse effect on our business, financial condition and results of operations.  Our success also depends on our ability to attract, retain and motivate our personnel.  Competition for personnel can be intense, and we cannot assure you that we will be able to attract or retain highly qualified personnel needed to support our business. Our inability to attract and retain the necessary personnel may adversely affect our business, financial condition and results of operations. It may be necessary for us to increase the level of compensation paid to existing or new employees to a degree that our operating expenses could be materially increased, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Increases in fuel and energy costs and fuel shortages could adversely affect our results of operations and financial condition.

The price of fuel is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by the Organization of the Petroleum Exporting Countries (“OPEC”) and other oil and gas producers, war and unrest in oil producing countries, regional production patterns, limits on refining capacities, natural disasters and environmental concerns. In recent years, fuel prices have fluctuated widely and have generally increased. Fuel price increases raise the costs of operating vehicles and equipment. We cannot predict the extent to which we may experience future increases in fuel costs or whether we will be able to pass these increased costs through to our customers. A fuel shortage, higher transportation costs or the curtailment of scheduled service could adversely impact our profitability. If we experience delays in the delivery of products to our customers, or if the services or products are not provided to the customers at all, relationships with our customers could be adversely impacted, which could have a material adverse effect on our business and prospects. As a result, future increases in fuel costs or fuel shortages could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Prior acquisitions involve a number of risks and could have an adverse effect on results of operations.

The success of any acquisition depends on management’s ability following the transaction to consolidate operations and integrate departments, systems and procedures, and thereby create business efficiencies, economies of scale, and related cost savings.  As a result, prior acquisitions involve various risks, such as uncertainties in assessing the value, strengths, weaknesses, liabilities, including undisclosed liabilities, and potential profitability of acquired companies. There is a risk of potential losses of key employees and customers of an acquired business and of an inability to achieve identified operating and financial synergies anticipated to result from an acquisition. Any one or more of these factors could cause us not to realize the benefits anticipated to result from the acquisitions or have a negative impact on the fair value of the acquired companies.  Accordingly, goodwill and intangible assets recorded as a result of acquisitions could become impaired. Additionally, previously undisclosed liabilities could be identified and have a material adverse impact on our results of operations and cash flows.

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

Interruptions in our information and telecommunication systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems, could adversely affect our business.

We rely extensively on computer systems to process transactions, maintain information and manage our business. Disruptions in the availability of our computer systems could impact our ability to service our customers and adversely affect our sales and results of operations. We are dependent on internal and third party information technology networks and systems, including the Internet and wireless communications, to process, transmit and store electronic information. In particular, we depend on our information technology infrastructure for fulfilling and invoicing customer orders, applying cash receipts, determining reorder points and placing purchase orders with suppliers, making cash disbursements, and conducting digital marketing activities, data processing, and electronic communications among business locations. We also depend on telecommunication systems for communications between company personnel and our customers and suppliers. Our computer systems are subject to damage or interruption due to system conversions, power outages, computer or telecommunication failures, computer viruses, security breaches, catastrophic events such as fires, tornadoes and hurricanes and usage errors by our employees.  Also, our computer systems could be subject to physical or electronic break-ins, unauthorized tampering or other security breaches, resulting in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to customers, or in the misappropriation of our proprietary information.  Interruptions in information and telecommunication systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems, whether due to actions by us or others, could delay or disrupt our ability to do business and service our customers, require us to incur significant investments to fix or replace them, harm our reputation, subject us to regulatory sanctions and other claims, lead to a loss of customers and revenues and otherwise adversely affect our business.

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

Our stock price has been and may in the future be volatile, which could cause purchasers of our common stock to incur substantial losses.

The trading price of our common stock has been and may in the future be subject to substantial price volatility. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this “Risk Factors” section:

●	low trading volume, which could cause even a small number of purchases or sales of our stock to have an impact on the trading price of our common stock;

●	price and volume fluctuations in the overall stock market from time to time;

●	significant volatility in the market price and trading volume of comparable companies;

●	short sales, hedging and other derivative transactions involving our common stock; and

●	sales of shares in the open market or the perception that such shares could occur.

Certain stockholders may exert significant influence over any corporate action requiring stockholder approval.

As of March 12, 2014, Messrs. Huizenga and Berrard own approximately 28% of our common stock.  As a result, these stockholders may be in a position to exert significant influence over any corporate action requiring stockholder approval, including the election of directors, determination of significant corporate actions, amendments to Swisher’s certificate of incorporation and by-laws, and the approval of any business transaction, such as mergers or takeover attempts, in a manner that could conflict with the interests of other stockholders.  Although there are no agreements or understandings between the former Swisher International stockholders as to voting, if they voted in concert, they could exert significant influence over Swisher Hygiene.

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

We operate five chemical manufacturing plants in leased facilities in Oregon, Arizona, Illinois, Florida and New York.  We lease our current corporate headquarters facility in Charlotte, North Carolina, pursuant to a lease expiring in February 2017. As of December 31, 2013, we also lease numerous other facilities located in the United States and Canada where we operate our business.  We believe that our facilities are sufficient for our current needs and are in good condition in all material respects.

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

Securities Litigation

There have been six stockholder lawsuits filed in federal courts in North Carolina and New York asserting claims relating to the Company's March 28, 2012 announcement regarding the Company's Board’s conclusion that the Company's previously issued interim financial statements for the quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011, and the other financial information in the Company's quarterly reports on Form 10-Q for the periods then ended, should no longer be relied upon and that an internal review by the Company's Audit Committee primarily relating to possible adjustments to the Company's financial statements was ongoing.

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

In light of the motion to centralize the cases in the Western District of North Carolina, the Company, its former CEO and former CFO requested from both courts a stay of all proceedings pending the MDL Panel's ruling. On June 4, 2012, the Southern District of New York adjourned all pending dates in the cases in light of the motion to transfer filed before the MDL Panel. On June 13, 2012, the Western District of North Carolina issued a stay of proceedings pending a ruling by the MDL Panel.

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

On April 24, 2013, lead plaintiffs filed their first amended consolidated class action complaint (the "Class Action Complaint") asserting similar claims as those previously alleged as well as additional allegations stemming from the Company's restated financial statements. The Class Action Complaint also named the Company's former Senior Vice President and Treasurer as an additional defendant who has since been dismissed from the case. On June 24, 2013, defendants moved to dismiss the Class Action Complaint.  Briefing on the motions to dismiss was completed on August 9, 2013.

On June 11, 2013, an individual action was filed in the U.S. District Court for the Southern District of Florida captioned Miller, et al. v. Swisher Hygiene, Inc., et al., No. 0:13-CV-61292-JAL, against the Company, its former CEO and former CFO, and a former Company director, bringing state and federal claims founded on the allegations that in deciding to sell their company to the Company, plaintiffs relied on defendants' statements about such things as the Company's accounting and internal controls, which, in light of Swisher's restatement of its financial statements, were false. On July 17, 2013, the Company notified the MDL Panel of this action, and requested that it be transferred and centralized in the Western District of North Carolina with the other actions pending there. On July 23, 2013, the MDL Panel issued a Conditional Transfer Order (the "CTO"), conditionally transferring the case to the Western District of North Carolina. On July 29, 2013, plaintiffs notified the MDL Panel that they would seek to vacate the CTO. In light of the proceedings in the MDL Panel, defendants requested that the Southern District of Florida stay all proceedings pending the MDL Panel's ruling. On August 6, 2013, the Southern District of Florida issued a stay of all proceedings pending a ruling by the MDL Panel.  On October 2, 2013, following a briefing on the issue of whether the CTO should be vacated, the MDL Panel issued an order transferring the action to the Western District of North Carolina.  The Company and the individual defendants will file motions to dismiss the complaint on March 20, 2014.

Although the Company continues to believe it has meritorious defenses to the asserted claims to the securities class actions in the United States, the defendants and plaintiffs agreed to the terms of a settlement and on February 5, 2014 executed a settlement agreement that, following approval by the Western District of North Carolina, will resolve all claims in the securities class actions pending there (the "Settlement").  The Settlement provides that the defendants will make a set cash payment totaling $5,500,000, all from insurance proceeds, to settle all of the securities class actions, and full and complete releases will be provided to defendants.  On March 11, 2014, the Western District of North Carolina issued a preliminary order approving the Settlement, and scheduled a hearing for August 6, 2014.

On December 17, 2013, a purported stockholder commenced putative securities class action on behalf of purchasers of the Company’s common stock filed in the Ontario Superior Court of Justice, captioned Edwards v. Swisher Hygiene, Inc., et al., CV 13-20282 CF, against the Company, the former CEO and former CFO.  The action alleges claims under Canadian law for alleged misrepresentations of the Company’s financial position relating to its business acquisitions.

Demands and Additional Derivative Litigation

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

Other Litigation

Under the terms of an agreement pursuant to which the Company sold one of its businesses, the Company accepted responsibility for resolving certain litigation.  One such matter involved a contractual dispute between the business sold and a third party plaintiff that contended it was owed a sales commission or royalty under a purported contract with the Company’s former business that began prior to the Company owning such former business and was to expire subsequent to the date the Company sold the business.  While the Company, acting on behalf of the sold business, disputed the validity of the purported contract and the amounts claimed during a non-jury trial in December 2013, final judgment was entered on behalf of the plaintiff in the amount of $1.6 million, plus pre-judgment interest,  fees and costs, totaling $2.4 million.  The Company and plaintiff agreed to a final settlement of $1.9 million which was paid in February 2014 and accrued as of December 31, 2013.  The Company is currently reviewing action to recoup some or all of the judgment from third parties, however at this time the Company is unable to predict how much, if any, amounts will be recouped or provide an estimate of the range of any such amount.

Other Matters

The Company has been contacted by the staff of the Atlanta Regional Office of the SEC and by the United States Attorney's Office for the Western District of North Carolina (the "U.S. Attorney's Office") after publicly announcing the Audit Committee's internal review and the delays in filing our periodic reports. The Company has been asked to make certain individuals available and to provide certain information about these matters to the SEC and the U.S. Attorney's Office. The Company is fully cooperating with the SEC and the U.S. Attorney's Office. Any action by the SEC, the U.S. Attorney's Office or other government agency could result in criminal or civil sanctions against the Company and/or certain of its current or former officers, directors or employees.

On July 17, 2013, the Company received a written notice from The Nasdaq Listing Qualifications Department indicating that the Company is not in compliance with the minimum bid price requirement of $1.00 per share set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing on The Nasdaq Global Select Market.  The Nasdaq Listing Rules require listed securities to maintain a minimum bid price of $1.00 per share and, based upon the closing bid price for the 30 consecutive business days ended July 16, 2013, the Company did not meet this requirement. The Company was initially provided a 180 day period in which to regain compliance.  Following the initial 180 day period, on January 9, 2014, the Company requested the transfer of its listing to The Nasdaq Capital Market from The Nasdaq Global Market and, on January 13, 2014, The Nasdaq Listing Qualifications Department approved such transfer.  In connection with the Company’s transfer, the Company was provided an additional 180 day period to regain compliance with the minimum bid price requirement of $1.00 per share set forth in Nasdaq Listing Rule 5450(a)(1). If at any time during this period the closing bid price of the Company’s common stock is at least $1.00 for a minimum of ten consecutive business days, the Company will receive a written confirmation of compliance from Nasdaq and the matter will be closed. If necessary to cure the deficiency, the Company will effect a reverse stock split during this additional 180 day compliance period.

As previously disclosed, on September 16, 2013, William M. Pierce was appointed the President and Chief Executive Officer of the Company, effective September 10, 2013.  As a result of his appointment, Mr. Pierce is no longer considered an "independent" director for purposes of Audit Committee membership, and as such, Mr. Pierce resigned as a member of the Company’s Audit Committee, effective September 10, 2013.  On September 20, 2013, the Company received a notification from Nasdaq that, as a result of Mr. Pierce's resignation from the Audit Committee, the Company was no longer in compliance with Nasdaq’s audit committee requirements as set forth in Nasdaq Listing Rule 5605 which requires the Audit Committee be composed of at least three members.  In accordance with Nasdaq Listing Rule 5605(c)(4), the Company has until the earlier of the Company's next annual shareholders' meeting or September 10, 2014 to regain compliance with the Audit Committee membership requirement.  The Company expects to appoint an additional independent director to serve on the Audit Committee during the cure period.

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

Market for Registrant’s Common Equity

Our common stock is listed and posted for trading on NASDAQ under the trading symbol “SWSH” and on the TSX under the trading symbol “SWI.” Our common stock commenced trading on NASDAQ on February 2, 2011. The following table sets out the reported low and high sale prices on NASDAQ for the periods indicated as reported by the exchange:

NASDAQ Low/High Prices
Fiscal Quarter	2013	2012
First	$1.14 – 1.88	$2.23 – 3.89
Second	$0.75 – 1.46	$1.51 – 2.70
Third	$0.58 – 1.14	$1.32 – 2.65
Fourth	$0.38 – 0.76	$1.10 – 1.94

The following table sets out the reported high and low sale prices (in U.S. dollars) on the TSX for the periods indicated as reported by the exchange:

TSX Low/High Prices
	2013	2012
Fiscal Quarter
First	$1.13 – 1.88	$2.22 – 3.90
Second	$0.77 – 1.45	$1.51 – 2.70
Third	$0.63 – 1.13	$1.32 – 2.79
Fourth	$0.39 – 0.72	$1.10 – 1.90

Stock Performance Chart

The chart and table below compare the cumulative total stockholder return on our common stock from January 10, 2011, the date we became a U.S. reporting company, through December 31, 2013 with the performance of: (i) the Standard and Poor's ("S&P") SmallCap 600 Index, (ii) a self-constructed peer group consisting of other public companies in similar lines of business as of December 31, 2013 ("the 2013 Peer Group") and (iii) a self-constructed peer group consisting of other public companies in similar lines of business as of December 31, 2012 (“the 2012 Peer Group”).  The 2013 Peer Group consists of Cintas Corp, Ecolab, Inc., G&K Services Inc., Unifirst Corp., and ZEP Inc. The 2012 Peer Group consists of Calgon Carbon Corp., Casella Waste Systems Inc., Cintas Corp, Coinstar Inc., Ecolab, Inc., G&K Services Inc., Rollins Inc., Unifirst Corp., WCA Waste Corp. (included through March 23, 2012 when it was acquired by Macquarie Infrastructure Partners II), and ZEP Inc.  We changed our peer group in 2013 to remove companies in the waste removal and recycling business in connection with the sale of our Waste segment in November 2012 as described further in Note 2 “Discontinued Operations and Assets Held for Sale” to the Notes to the Consolidated Financial Statements.

The comparisons reflected in the graph and tables are not intended to forecast the future performance of our common stock and may not be indicative of future performance. The graph and table assume that $100 was invested on January 10, 2011 in each of our common stock, the S&P SmallCap 600 Index, the 2013 Peer Group and 2012 Peer Group and that dividends were reinvested.

	Base Period					INDEXED RETURNS Quarter Ending
Company / Index	1/10/11	2/2/11	3/31/11	6/30/11	9/30/11	12/31/11	3/31/12	6/30/12	9/30/12	12/31/12	3/31/13	6/30/13	9/30/13	12/31/13

Swisher Hygiene Inc.	100	114.55	109.13	99.98	71.92	66.42	43.69	44.66	24.68	31.08	22.55	15.27	10.77	9.13
S&P SmallCap 600 Index	100	101.46	107.41	107.24	85.97	100.73	112.81	108.77	114.64	117.18	131.02	136.15	150.76	165.59
2013 Peer Group	100	101.47	104.15	114.43	98.18	117.72	127.58	138.07	135.10	147.00	165.65	173.99	201.25	216.60
2012 Peer Group	100	99.54	103.34	112.52	96.36	114.84	124.16	133.33	128.55	138.01	155.00	162.89	184.43	201.14

The return from January 10, 2011 to February 1, 2011 reflects trades on the TSX in Canadian dollars, converted to U.S. Dollars. The return from February 2, 2011 to December 31, 2013 reflects trades on NASDAQ, which became our primary trading market on February 2, 2011, in U.S. dollars.

As of March 12, 2014, there were 175,782,791 shares of our common stock issued and outstanding. As of March 12, 2014, we had 1,044 registered stockholders of record.

We have not paid any cash dividends on our common stock and do not plan to pay any cash dividends in the foreseeable future. Our Board of Directors will determine our future dividend policy on the basis of many factors including results of operations, capital requirements, and general business conditions.

On July 17, 2013, the Company received a written notice from the Listing Qualifications Department of NASDAQ indicating that the Company is not in compliance with the minimum bid price requirement of $1.00 per share set forth in NASDAQ Listing Rule 5450(a)(1) for continued listing.  The Nasdaq Listing Rules require listed securities to maintain a minimum bid price of $1.00 per share.  If necessary to cure the deficiency, the Company will effect a reverse stock split during the additional 180 day compliance period provided by Nasdaq.  For additional information regarding Company’s deficiencies under the Nasdaq Listing Rules, see Part I, Item 3. Legal Proceedings – Other Matters.

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with our audited Consolidated Financial Statements and Notes to Consolidated Financial Statements beginning on page F-1.

	For the Year Ended December 31,
	2013 (2)	2012 (1)	2011 (1)	2010	2009
Selected Income Statement Data:

Revenue	$213,688	$230,521	$160,617	$63,652	$56,814

Loss from continuing operations	$(152,472)	$(58,929)	$(34,574)	$(15,113)	$(6,850)

Net loss from continuing operations	$(150,532)	$(80,775)	$(24,723)	$(17,570)	$(7,260)

Loss per share, continuing operations:

Basic and diluted	$(0.86)	$(0.46)	$(0.16)	$(0.26)	$(0.13)

Selected Balance Sheet Data:

Total Assets	$161,717	$327,685	$478,404	$106,234	$38,918

Swisher Hygiene Inc. stockholders' equity (deficit)	$127,186	$277,121	$343,834	$45,917	$(19,455)

Long-term debt and obligations	$2,003	$5,284	$47,267	$44,408	$51,170
_____________________
(1)   During 2011, we completed acquisitions of nine franchises and 54 acquisitions of independent businesses, including 4 solid waste collection service businesses (Waste segment). In 2012 we disposed of the Waste segment. 2012 and 2011 selected financial data has been restated to reflect discontinued operations treatment of this segment. Refer to Note 2, “Discontinued Operations and Assets Held for Sale” and Note 3, “Acquisitions” in the Notes to the Consolidated Financial Statements for additional information regarding these transactions.

(2) During 2013, the Company recorded a non-cash goodwill impairment charge of $93.2 million.  Refer to Note 4, “Goodwill and Other Intangible Assets,” for additional information related to this transaction.  Additionally, during 2013, the Company recorded $6.4 million in impairment related to its assets held for sale and the adjustment of these assets balances to the lower of net book value or estimated fair value.

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

Business Overview and Outlook

We currently operate in one business segment, Hygiene, which encompasses providing essential hygiene and sanitizing solutions to customers in a wide range of end-markets including foodservice, hospitality, retail and the healthcare industries.  We sell consumable products such as detergents, cleaning chemicals, soap, paper, water filters and supplies, together with the rental and servicing of dish machines and other equipment for the dispensing of those products as well as additional services such as the cleaning of restrooms and other facilities.  During 2013, we decided to focus our growth efforts on our core hygiene and sanitizing solutions and certain strategic linen assets and therefore we began an active program to sell non-core linen and route operations, as described further in Note 2 “Discontinued Operations and Assets Held for Sale,” to the Notes to the Consolidated Financial Statements.  We may continue to provide linen offerings, other than those serviced by our remaining linen assets, as well as other ancillary services to certain customers through strategic third party partnerships.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, the most important and pervasive accounting policies used and areas most sensitive to material changes from external factors. See Note 1, “Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for additional discussion of the application of these and other accounting policies.

Assets Held for Sale

We record assets held for sale, in accordance with Accounting Standards Codification ("ASC") 360 "Property, Plant, and Equipment," at the lower of carrying value or fair value less cost to sell. Fair value is based on the estimated net proceeds from the sale of the assets which are derived based on a number of factors including standard industry multiples of revenues or operating metrics and the status of ongoing sales negotiations and asset purchase agreements, where available.  Our estimates of fair value are regularly reviewed and subject to changes based on market conditions, changes in the customer base of the operations or routes and our continuing evaluation as to the assets acceptable sale price.  As described in Note 8, “Fair Value Measurements,” in the Notes to the Consolidated Financial Statements, assets held for sale are measured using Level 3 inputs.

Purchase Accounting for Business Combinations

The Company accounts for acquisitions by allocating the fair value of the consideration transferred to the fair value of the assets acquired and liabilities assumed on the date of the acquisition and any remaining difference is recorded as goodwill. Adjustments may be made to the preliminary purchase price allocation when facts and circumstances that existed on the date of the acquisition surface during the allocation period subsequent to the preliminary purchase price allocation, not to exceed one year from the date of acquisition. Contingent consideration is recorded at fair value based on the facts and circumstances on the date of the acquisition and any subsequent changes in the fair value are recorded through earnings each reporting period. Transactions that occur in conjunction with or subsequent to the closing date of the acquisition are evaluated and accounted for based on the facts and substance of the transactions.

Goodwill

Goodwill is not amortized but rather tested for impairment at least annually. The Company tests goodwill for impairment annually during the fourth quarter of each year. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  Impairment testing for goodwill is done at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (also known as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available, and segment management regularly reviews the operating results of that component.  The Company has concluded that it has one reporting unit.

Determining fair value includes the use of significant estimates and assumptions.  Management utilizes an income approach, specifically the discounted cash flow technique as a means for estimating fair value. This discounted cash flow analysis requires various assumptions including those about future cash flows, customer growth rates and discount rates. Expected cash flows are based on historical customer growth, including attrition, future strategic initiatives and continued long-term growth of the business. The discount rates used for the analysis reflects a weighted average cost of capital based on industry and capital structure adjusted for equity risk and size risk premiums. These estimates can be affected by factors such as customer growth, pricing, and economic conditions that can be difficult to predict. During the fourth quarter of 2013, in conjunction with its annual impairment test, the Company recorded a goodwill impairment charge of $93.2 million as further discussed in Note 4, “Goodwill and Other Intangible Assets," in the notes to the Consolidated Financial Statements.

Other Intangible Assets

Identifiable intangible assets include customer relationships, non-compete agreements, trade names and trademarks, and formulas. The fair value of these intangible assets at the time of acquisition is estimated based upon various valuation techniques including replacement cost and discounted future cash flow projections.  Customer relationships are amortized on a straight-line basis over the expected average life of the acquired accounts, which is typically five to ten years based upon a number of factors, including historical longevity of customers and contracts acquired and historical retention rates. The non-compete agreements are amortized on a straight-line basis over the term of the agreements, typically not exceeding five years. Formulas are amortized on a straight-line basis over their estimated useful life of twenty years. The Company reviews the recoverability of these assets if events or circumstances indicate that the assets may be impaired and periodically reevaluates the estimated remaining lives of these assets.

Trademarks are considered to be indefinite lived intangible assets unless specific evidence exists that a shorter life is more appropriate.  Indefinite lived intangible assets are tested, at a minimum, on an annual basis using an income approach or sooner whenever events or changes in circumstances indicate that an asset may be impaired.

Long-Lived Assets

Fixed assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset.  If such assets or asset groups are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets or asset groups exceeds the related fair values.  The Company also performs a periodic assessment of the useful lives assigned to the long-lived assets, as previously discussed.

Revenue Recognition

Revenue from product sales and service is recognized when the product is delivered to the customer or when services are performed, including product and service sales made under multiple deliverable agreements, which outline the pricing of products and the preferred frequency of delivery. Deliverables under these pricing arrangements are considered to be separate units of accounting, as defined by ASC 605-25, Revenue Recognition – Multiple-Element Arrangement, and due to the nature of the Company’s business, the timing of the delivery of products and performance of service is concurrent and ongoing and there are no contingent deliverables.  Franchise and other revenue include product sales, royalties and other fees charged to franchisees in accordance with the terms of their franchise agreements.   Royalties and fees are recognized when earned and product sales are recognized as the product is delivered.

The Company’s sales policies provide for limited rights of return and, during the fiscal years 2013, 2012, and 2011, product returns were insignificant. The Company records estimated reductions to revenue for sales returns and for customer programs and incentive offerings, including pricing arrangements, rebates, promotions and other volume-based incentives at the time the sale is recorded.

Valuation Allowance for Accounts Receivable

We estimate the allowance for doubtful accounts for accounts receivable by considering a number of factors, including overall credit quality, age of outstanding balances, historical write-off experience and specific account analysis that projects the ultimate collectability of the outstanding balances. Actual results could differ from these assumptions. Our allowance for doubtful accounts was $2.0 million and $2.3 million as of December 31, 2013 and 2012, respectively.

Income Taxes

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

The Company's policy is to evaluate uncertain tax positions under ASC 740-10, Income Taxes.  As of December 31, 2013, 2012 and 2011, the Company has not identified any uncertain tax positions requiring recognition in the consolidated financial statements. The Company includes interest and penalties accrued in the consolidated financial statements as a component of interest expense.  No significant amounts were required to be recorded for the three year period ended December 31, 2013.

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

Recently Adopted Accounting Pronouncements

Comprehensive Income: In February of 2013, the FASB issued amended guidance expanding the disclosure requirements for amounts reclassified out of accumulated other comprehensive income. The amendments require an entity to present, either on the face of the statement where net income is presented or in the notes to its financial statements, details of significant items reclassified in their entirety out of accumulated other comprehensive income and identification of the respective line items effecting net income for instances when reclassification is required under U.S. GAAP. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity will be required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by type. The amendments were effective on January 1, 2013 and have been incorporated into this Form 10-K. Adoption of this guidance did not have a significant impact on our financial position, results of operations or cash flows.

Newly Issued Accounting Pronouncements

No recently adopted or new accounting pronouncements have had, or are expected to have, a material effect on the Company's net income, financial position or cash flows.

RESULTS OF OPERATIONS

The following table provides our results of operations for each of the years ended December 31, 2013, 2012, and 2011, including key financial information relating to our business and operations. This financial information should be read in conjunction with our audited Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8.

	Year ended December 31,
	2013	2012	2011
Revenue
Products	$189,480	$202,968	$131,109
Services	22,895	26,186	26,107
Franchise and other	1,313	1,367	3,401
Total revenue	213,688	230,521	160,617

Costs and expenses
Cost of sales (exclusive of route expenses and related depreciation and amortization)	95,585	101,914	67,942
Route expenses	42,343	42,524	33,254
Selling, general, and administrative	106,503	123,439	79,557
Acquisition and merger expenses	-	582	6,107
Depreciation and amortization	22,113	20,991	12,690
Gain from bargain purchase	-	-	(4,359)
Impairment related to assets held for sale	6,422	-	-
Impairment related to goodwill	93,194	-	-
Total costs and expenses	366,160	289,450	195,191
Loss from continuing operations	(152,472)	(58,929)	(34,574)

Other expense, net	(654)	(3,093)	(6,765)
Net loss from continuing operations before income taxes	(153,126)	(62,022)	(41,339)
Income tax benefit (expense)	2,594	(18,753)	16,616
Net loss from continuing operations	(150,532)	(80,775)	(24,723)

Discontinued operations, net of tax (Note 2)
Net loss from operations through disposal	(2,516)	(6,245)	(623)
Gain on disposal	-	13,844	-
Net (loss) income from discontinued operations	(2,516)	7,599	(623)

Net loss	$(153,048)	$(73,176)	$(25,346)

Impact of Acquisitions and Discontinued Operations

During the year ended December 31, 2011, we acquired 63 businesses including four businesses that comprised our Waste segment. During the year ended December 31, 2012, we acquired four independent businesses and the non-controlling interest in one of our subsidiaries and sold the Waste segment. As discussed in Note 2, “Discontinued Operations and Assets Held for Sale,” in the Notes to the Consolidated Financial Statements, the Company has applied discontinued operations accounting treatment and disclosures for the sale of our Waste segment.   The term "Acquisitions" refers to the 59 businesses acquired during the year ended December 31, 2011 and the four independent businesses and the remaining non-controlling interest of one of our subsidiaries acquired during the year ended December 31, 2012, including the subsequent growth in existing customer revenue existing at the time of acquisition as well as revenue from new customer relationships created by the acquired business.

Comparison of the years ended December 31, 2013 to December 31, 2012

Revenue

Total revenue and the revenue derived from each revenue type for the years ended December 31, 2013 and 2012 are as follows:

	2013	%	2012	%
Revenue	(In thousands)
Products	$189,480	88.7%	$202,968	88.0%
Services	22,895	10.7	26,186	11.4
Franchise and other	1,313	0.6	1,367	0.6
Total revenue	$213,688	100.0%	$230,521	100.0%

Consolidated revenue decreased $16.8 million to $213.7 million for the year ended December 31, 2013 as compared to 2012. The components of the revenue decrease were a $13.5 million decrease in products revenue, and a $3.3 million decrease in services revenue. These amounts represented revenue decreases of 7.3% for total revenue, 6.6% for products and 12.6% for services. Franchise and other revenue remained consistent period over period.

Within products, the $13.5 million in revenue decline from 2012 to 2013 was comprised primarily of a decline in chemical products of $12.6 million or 6.2%.

Throughout the revenue product lines, decreases in revenue were primarily attributable to 1) the loss of customers, including those resulting from the integration of some of our smaller acquisitions, 2) the loss of three significant accounts, totaling $6.0 million of revenue, including a chemical wholesale customer, 3) the loss of a large distributor customer representing $1.2 million of revenue and 4) the sale in the fourth quarter of 2012 of non-core businesses that resulted in a revenue decrease of approximately $2.2 million.

Cost of Sales

Cost of sales for the year ended December 31, 2013 and 2012 are as follows:

	2013	%(1)	2012	%(1)
Cost of Sales	(In thousands)
Products	$93,280	49.2%	$100,089	49.3%
Services	1,594	7.0	1,496	5.7
Franchise and other	711	54.2	329	24.1
Total cost of sales	$95,585	44.7%	$101,914	44.2%
_____________________
(1)	Represents cost as a percentage of the respective revenue line.

Consolidated cost of sales decreased $6.3 million, or 6.2%, to $95.6 million for the year ended December 31, 2013 compared with 2012. As a percentage of sales, consolidated cost of sales increased from 44.2% to 44.7%. Due to the increase in product revenue to 88.7% from 88.0% of total sales, and due to product cost of sales having a cost of sales percentage of 4.5% higher than the overall percentage, consolidated cost of sales increased 0.3% or $0.6 million. In addition,the percentage increase in cost of sales is a result of $0.7 million of one-time costs associated with the consolidation of two of the Company’s chemical manufacturing plants into a new Southwest regional manufacturing facility, which occurred during the third quarter of 2013.  These costs included 1) $0.4 million incurred to reposition inventory as well as de-install and re-install equipment and provide for severance payments, and 2) payment of a one-time lease termination fee of $0.5 million, of which $0.3 million is reflected in products costs of sales and the remaining $0.2 million is reflected in Selling, General and Administrative Occupancy expenses.  Cost of sales also includes underutilized fixed costs as a result of the drop in volume as well as the Company’s efforts to reduce inventory on hand, which affected production levels. The dollar decrease primarily reflects the decline in volume, while the change in the cost of sales as a percent of revenue is attributable to the revenue mix change including increased chemical sales as a percentage of total revenue and the decrease in hygiene sales.

Route Expenses

Route expenses consist primarily of the costs incurred by the Company for the delivery of products and providing services to customers. The details of route expenses for the year ended December 31, 2013 and 2012 are as follows:

	2013	%(1)	2012	%(1)
Route Expenses	(In thousands)
Compensation	$29,336	13.7%	$30,524	13.4%
Vehicle and other expenses	13,007	6.1	12,000	5.2
Total route expenses	$42,343	19.8%	$42,524	18.6%
_____________________
(1)	Represents cost as a percentage of total non-franchise revenue.

Consolidated route expenses decreased $0.2 million, or 0.4%, to $42.3 million and 19.8% of related product and service revenue for the year ended December 31, 2013, as compared to 2012.  The components of this change were a decrease in compensation of $1.2 million and an increase in vehicle and other expenses of $1.0 million.  The decrease in compensation expenses is due primarily to route consolidation efficiencies offset by an increase in workers’ compensation insurance.   The increase in vehicle and other expenses of $1.0 million is due to increases in company leased vehicle expenses, vehicle insurance, fuel expenses and repairs, and maintenance.

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

●	Investigation and professional fees related to the Audit Committee review, restatement process, and other non-recurring fees related to completing our 2011 and 2012 audits.

The details of selling, general and administrative expenses for the years ended December 31, 2013 and 2012 are as follows:

	2013	%(1)	2012	%(1)
Selling, General & Administrative Expenses	(In thousands)
Compensation	$60,707	28.4%	$62,646	27.1%
Occupancy	9,935	4.6	10,068	4.4
Other	35,861	16.8	50,725	22.0
Total Selling, general & administrative expenses	$106,503	49.8%	$123,439	53.5%
_____________________
(1)	Represents cost as a percentage of total revenue.

Consolidated selling, general, and administrative expenses decreased $16.9 million or 13.7% to $106.5 million for the year ended December 31, 2013 as compared to 2012. The components of this change were decreases in compensation of $1.9 million, occupancy of $0.1 million and other expenses of $14.9 million.

The compensation expense decreased primarily due to ongoing cost efficiencies and reduction in stock based compensation.

The Company incurred a one-time expense of $0.5 million related to the relocation of our Southwest chemical plant, of which $0.3 million is reflected in product costs of sales and the remaining $0.2 million is reflected in occupancy expenses.  This was partially offset by as a result of consolidating plants and eliminating facility expenses.

Other selling, general and administrative expenses decreased $14.9 million, or 29.3%, to $35.9 million as compared to 2012.   The decrease is primarily comprised of the decrease in professional fees of 32.8%, totaling $7.6 million, the decrease in the provision for doubtful accounts, plus additional expense reduction.  The decrease in professional fees primarily relates to a decrease in fees related to investigation, review, and other non-routine professional fees.

Impairment related to Assets Held for Sale

During 2013, the Company made a decision to sell certain assets including linen operations, routes and customers that were not considered to be core to the Company’s overall hygiene and sanitizing business.  The increase of $6.4 million in impairment expense relates to adjustments that were required to recognize these asset balances at the lower of net carrying value or fair value.

Depreciation and Amortization

Depreciation and amortization for the year ended December 31, 2013 increased $1.1 million, or 5.3%, to $22.1 million as compared to 2012 primarily due to depreciation on capital expenditures.

Impairment related to Goodwill

In conjunction with its annual goodwill impairment test, the Company incurred a non-cash goodwill impairment charge of $93.2 million during 2013, See Note 4, “Goodwill and Other Intangible Assets” for further discussion of the impairment.

Other Expense, Net

Other expense, net for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012
Other Expense, Net	(In thousands)
Interest expense	$(485)	$(3,406)
Realized and unrealized gain on fair value of convertible notes	-	66
Earn-out	-	170
Foreign currency	(5)	(15)
Loss from impairment	-	(507)
Other	(205)	524
Interest income	41	75
Total other expense, net	$(654)	$(3,093)

The reduction in interest expense reflects the lower borrowings outstanding in 2013 compared to 2012. Other expense, net includes the gain on the sale of certain assets held for sale during 2013 and a gain on the involuntary conversion of assets of approximately $0.6 million during 2012.

Income tax benefit (expense)

For the year ended December 31, 2012, there was a deferred tax liability associated with excess book over tax goodwill.  As goodwill is considered to be an indefinite lived intangible, this associated deferred tax liability is not allowed to be netted with other deferred tax assets in determining the need for a valuation allowance.  This resulted in an overall net deferred tax liability after applying the valuation allowance.  Due to the impairment of goodwill for book purposes as of December 31, 2013, a deferred tax asset now exists related to goodwill.  The change from a net deferred tax liability position to a net deferred tax asset position resulted in a tax benefit of approximately $2.6 million.

Net (Loss) Income from Discontinued Operations

Net (loss) income from discontinued operations for the year ended December 31, 2013 decreased $10.1 million to a loss of $2.5 million as compared to $7.6 million income during 2012.  The decrease is primarily due to the recognition of a gain on the disposal of the operations in 2012 of $13.8 million.  Loss from discontinued operations during fiscal year 2013 is due to the following: $0.5 million increase to retained worker’s compensation liabilities and $2.0 million, in legal fees and a settlement payment, related to a contractual dispute involving one of the businesses sold that the Company accepted responsibility to resolve as a term of the sales agreement.  The resolution of this contractual dispute is discussed further in Note 15, “Commitment and Contingencies" in the Notes to the Consolidated Financial Statements.

Comparison of the years ended December 31, 2012 to December 31, 2011

Revenue

Total revenue and the revenue derived from each revenue type for the year ended December 31, 2012 and 2011 are as follows:

	2012	%	2011	%
Revenue	(In thousands)
Products	$202,968	88.0%	$131,109	81.6%
Services	26,186	11.4	26,107	16.3
Franchise and other	1,367	0.6	3,401	2.1
Total revenue	$230,521	100.0%	$160,617	100.0%

Consolidated revenue increased $69.9 million to $230.5 million for the year ended December 31, 2012 as compared to 2011. The components of the revenue growth were a $71.9 million increase in products revenue offset by a $2.0 million reduction in franchise and other revenue. These amounts represented revenue changes of 43.5% for total revenue, 54.8% for products, and (59.8)% for franchise and other revenue.  Services revenue remained consistent period over period.

Excluding the impact of Acquisitions made during 2012 and 2011, including the potential growth in existing customers at the time of acquisition as well as new customer relationships created by the acquired business in 2012 and 2011, revenue from product and services increased by 10.9% and total revenue increased 4.3%. The lower percentage increase in total revenue is attributable to the decline in franchise products and fees which is attributable to the purchase of Swisher franchisees.

The change in revenue mix as well as the growth of the Company was primarily attributable to i) acquisition efforts focused on chemical product and service companies to round out our larger operating footprint, ii) our emphasis on the expansion of our core ware-washing and laundry chemical offerings both through direct sales efforts and via distributors, and iii) strategic expansion in the dish machine and linen rental marketplace.

Cost of Sales

Cost of sales for the year ended December 31, 2012 and 2011 is as follows:

	2012	%(1)	2011	%(1)
Cost of Sales	(In thousands)
Products	$100,089	49.3%	$64,002	48.8%
Services	1,496	5.7	1,690	6.5
Franchise and other	329	24.1	2,250	66.2
Total cost of sales	$101,914	44.2%	$67,942	42.3%
_____________________
(1)	Represents cost as a percentage of the respective revenue line.

Consolidated cost of sales increased $34.0 million, or 50.0%, to $101.9 million for the year ended December 31, 2012 compared with 2011. As a percentage of sales, consolidated cost of sales increased from 42.3% to 44.2%.  The dollar increase primarily reflects the inclusion of the Acquisitions, while the change in the cost of sales as a percentage of revenue is attributable to the revenue mix change including increased direct and wholesale chemical sales.

The $35.9 million growth of products and services cost of sales from $65.7 million to $101.6 million and, as a percentage of revenue, from 41.8% to 44.3%, was primarily driven by a $56.5 million growth in chemical product sales during 2012. Chemical products, and in particular chemical products sold at wholesale, have a higher cost of sales as a percentage of revenue than many of the other components of Hygiene products and services revenue. Our increase in chemical wholesale sales and cost of sales is driven by our entry into the chemical manufacturing business primarily from our acquisition of Daley in the third quarter of 2011.

Excluding the impact of Acquisitions made during 2011 and 2012 the products and services cost of sales increased from 39.8% of revenue to 41.3% of revenue. This increase is primarily attributable to the change in our revenue mix to chemical product revenue.

Route Expenses

Route expenses consist of the costs incurred by the Company for the delivery of products and providing services to customers. The details of route expenses for the year ended December 31, 2012 and 2011 are as follows:

	2012	%(1)	2011	%(1)
Route Expenses	(In thousands)
Compensation	$30,524	13.4%	$24,731	15.8%
Vehicle and other expenses	12,000	5.2	8,523	5.4
Total route expenses	$42,524	18.6%	$33,254	21.2%
_____________________
(1)	Represents cost as a percentage of total non-franchise revenue.

Consolidated route expenses increased $9.3 million, or 27.9%, to $42.5 million and 18.6% of related product and service revenue for the year ended December 31, 2012, as compared to 2011. The percentage expense to revenue decreased from 21.2% in 2011 to 18.6% in 2012 resulting from the integration of Acquisitions, our route consolidation efforts and the increase in wholesale chemical revenue, which has lower associated route costs. The increase in consolidated route expense primarily includes $7.7 million related to Acquisitions and $1.6 million due to organic growth.

Selling, General, and Administrative Expenses

The details of selling, general and administrative expenses for the year ended December 31, 2012 and 2011 are as follows:

	2012	%(1)	2011	%(1)
Selling, General & Administrative Expenses	(In thousands)
Compensation	$62,646	27.1%	$52,615	32.8%
Occupancy	10,068	4.4	6,618	4.1
Other	50,725	22.0	20,324	12.6
Total selling, general & administrative expenses	$123,439	53.5%	$79,557	49.5%
________________
(1)	Represents cost as a percentage of total revenue.

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

Other expenses increased $30.4 million or 150.0% to $50.7 million as compared to 2011 and includes an increase of $6.3 million for Acquisitions. Excluding the impact of these Acquisitions, other expenses increased by $24.1 million or 139.3% to $40.8 million for the year ended December 31, 2012 as compared to 2011. Excluding the impact of Acquisitions and $21.8 million of investigation and review-related professional fees, other expenses increased by $2.3 million related primarily to the expansion of our business.

Acquisition and Merger Expenses

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

Depreciation and Amortization

Depreciation and amortization for the year ended December 31, 2012 increased $8.3 million or 65.4% to $21.0 million as compared to 2011 primarily to depreciation and amortization expense on assets obtained from Acquisitions and depreciation on capital expenditures.

Gain from Bargain Purchase

During 2011, income of $4.4 million was related to the acquisition of J.F. Daley International LTD, a chemical manufacturer. Due to liquidity issues and the timing of debt maturities in 2011 being experienced by the sellers of Daley, the Company was able to acquire the business for consideration less than the fair value of the identifiable assets acquired and the liabilities assumed.

Other Expense, net

Other expense, net for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
Other Expense, Net	(In thousands)
Interest expense	$(3,406)	$(2,490)
Realized and unrealized gain (loss) on fair value of convertible notes	66	(4,658)
Earn-out	170	-
Foreign currency	(15)	55
Loss from impairment	(507)	(116)
Other	524	259
Interest income	75	185
Total other expense, net	$(3,093)	$(6,765)

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

For the year ended December 31, 2011, the net loss on debt related fair value measurements is due to the adjustment for the fair value of certain convertible promissory notes. The fair value of these convertible promissory notes is impacted by the market price of our stock. See Note 7, “Long-term Debt and Obligations” in the Notes to Consolidated Financial Statements.

Net Income (Loss) from Discontinued Operations

Net Income from discontinued operations for the year ended December 31, 2012 increased $8.2 million to $7.6 million as compared to $0.6 million loss during 2011.  The increase is primarily due to the recognition of a gain on the disposal of the operations in 2012 of $13.8 million.

Liquidity and Capital Resources

The following table summarizes cash flows from operations for the years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011
Net cash used in operating activities	$(34,520)	$(42,763)	$(16,678)
Net cash provided by (used in) investing activities	2,016	83,521	(155,050)
Net cash provided by (used in) financing activities	(7,450)	(49,847)	203,304
Net (decrease) increase in cash and cash equivalents	$(39,954)	$(9,089)	$31,576

Operating Activities

Net cash used in operating activities decreased $8.2 million or 19.3% to $34.5 million for the year ended December 31, 2013 compared with 2012. The net cash used is primarily due to a $79.9 million increase in our net loss, change in deferred income taxes of $20.9 million, and change in stock based compensation of $0.6 million; partially offset by an increased loss from discontinued operations of $10.1 million, a $1.1 million change in depreciation, a $6.4 million change in impairment related to assets held for sale, a $93.2 million change in impairment related to goodwill, and a $1.3 million change in working capital.

Net cash used in operating activities increased $26.1 million or 156.4% to $42.8 million for the year ended December 31, 2012 compared with 2011. The net cash used is primarily due to a $47.8 million increase in our net loss, a $14.6 million increase in cash used in discontinued operations, change in fair value on convertible notes increase of $4.9 million, change in stock based compensation of $1.1 million and an $8.2 million increase in income from discontinued operations; partially offset by a decrease in bargain purchase gain of $4.4 million, a $35.1 million change in deferred income tax assets and liabilities, a $2.9 million change in working capital, an increase in depreciation of $8.3 million and a provision for doubtful accounts increase of $0.1 million.

Investing Activities

Net cash provided by investing activities decreased $81.5 million to $2.0 million or 97.6% for the year ended December 31, 2013, compared with net cash used in investing activities of $83.5 million for 2012. This decrease primarily consists of additional cash and receivables related to assets held for sale of $6.3 million, a $2.9 million decrease in cash used in discontinued operations, a decrease in purchases of equipment of $2.0 million, a $4.2 million decrease in cash paid for acquisitions, a change in restricted cash of $5.1 million, offset by a decrease in cash received from the sale of property of $2.7 million and a $99.3 million decrease in cash received in Sale of Choice.

Net cash provided by investing activities decreased $238.6 million to $83.5 million or 153.9% for the year ended December 31, 2012, compared with net cash used in investing activities of $155.1 million for 2011. This decrease primarily consists of additional capital expenditures of $3.9 million, change in restricted cash of $10.6 million, offset by a $117.5 million decrease in cash paid for acquisitions, a $20.8 million decrease in cash used in discontinued operations, a $3.1 million increase in cash received from sale of property and equipment, and a $111.8 million increase in cash received in Sale of Choice.

Financing Activities

Net cash used in financing activities decreased $42.4 million to $7.5 million or 85.1% for the year ended December 31, 2013, compared with net cash provided by financing activities of $49.8 million during 2012. This decrease is primarily due to a decrease in principal payments on debt and capital leases of $15.5 million, decrease of $25.0 million in payments of lines of credit, decrease of $2.0 million of payment of shareholder advance, and a decrease in proceeds from equipment financing of $0.2 million; partially offset by an increase in shares issued to settle stock withheld of $0.3 million.

Net cash used by financing activities increased $253.2 million to $49.8 million or 124.5% for the year ended December 31, 2012, compared with net cash provided by financing activities of $203.3 million during 2011. This increase is primarily due to a decrease of proceeds received from private placements of $191.2 million, decrease in net proceeds received from line of credit and equipment financing loans of $40.6 million, an increase of principal payments on debt and capital leases of $19.3 million, an increase of $2.0 million of payment of shareholder advance, decrease in proceeds from exercise of stock options of $3.4 million; partially offset by a decrease of payments on lines of credit of $2.7 million.

Cash Requirements

As a result of the activities discussed above, our cash and cash equivalents decreased by $40.0 million to $21.5 million at December 31, 2013 compared to $61.4 million at December 31, 2012. Our cash requirements for the next twelve months consist primarily of: (i) capital expenditures associated with dispensing equipment, dish machines and other items in service at customer locations, equipment, vehicles, software; (ii) working capital; and (iii) payment of principal and interest on borrowings under our convertible promissory notes, acquisition notes payable and capital lease obligations and other financing.

We expect that our cash on hand and the cash flow provided by operating activities will be sufficient to execute our business plan however we believe it is contingent upon improved customer retention, profitable organic revenue growth and continued improvement in cost efficiencies in 2014. Failure to execute our plan successfully or unforecasted shortfalls in available cash may require us to alter our plan, sell other non-core assets, or raise additional equity which could be dilutive to existing shareholders or obtain additional financing through debt. There can be no assurance that such equity and debt may be available and would be likely subject to prevailing market conditions and the company's performance.

Long term contractual obligations at December 31, 2013 are as follows:

	Total	Less Than 1 Year	1-2 Years	3-4 Years	5 or More Years
	(In thousands)
Long-term debt and obligations	$7,251	$5,251	$1,300	$700	$-
Operating and capital leases (1)	22,261	5,967	4,719	3,844	7,732
Employment contracts	863	563	300	-	-
Interest payments	321	184	98	35	4
Total long-term contractual cash obligations	$30,696	$11,965	$6,417	$4,579	$7,736
______________
(1)	Operating and capital leases consist primarily of facility and vehicle leases.

Inflation and Changing Prices

Changes in wages, benefits and energy costs have the potential to materially impact our financial results. We believe that we are able to increase prices to counteract the majority of the inflationary effects of increasing costs and to generate sufficient cash flows to maintain our production capability. During the years ended December 31, 2013, 2012 and 2011, we do not believe that inflation has had a material impact on our financial position, results of operations, or cash flows. However, we cannot predict what effect inflation may have on our operations in the future.

Off-Balance Sheet Arrangements

Other than operating leases, there are no significant off-balance sheet financing arrangements or relationships with unconsolidated entities or financial partnerships, which are often referred to as “special purpose entities.” Therefore, there is no exposure to any financing, liquidity, market or credit risk that could arise, had we engaged in such relationships.

In connection with a distribution agreement entered into in December 2010, we provided a guarantee that the distributor’s operating cash flows associated with the agreement would not fall below certain agreed-to minimums, subject to certain pre-defined conditions, over the ten year term of the distribution agreement. If the distributor’s annual operating cash flow does fall below the agreed-to annual minimums, we will reimburse the distributor for any such short fall up to $1.5 million. No value was assigned to the fair value of the guarantee at December 31, 2013, 2012 and 2011 based on a probability assessment of the projected cash flows. Management currently does not believe that it is probable that any amounts will be paid under this agreement and thus there is no amount accrued for the guarantee in the Consolidated Financial Statements.

Fuel

Fuel costs represent a significant operating expense. To date, we have not entered into any contracts or employed any strategies to mitigate our exposure to fuel costs. Historically, we have made limited use of fuel surcharges or delivery fees to help offset rises in fuel costs. Such charges have not been in the past, and we believe will not be going forward, applicable to all customers. Consequently, an increase in fuel costs results in a decrease in our operating margin percentage. At current consumption level, a $0.50 change in the price of fuel changes our fuel costs by $1.1 million on an annual basis.

FORWARD-LOOKING STATEMENTS

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this 2013 Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this 2013 Form 10-K or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include the following:

•	We have a history of significant operating losses and as such our future revenue and operating profitability are uncertain.

•	The Company may need to raise additional equity or capital in the future and such capital may not be available when needed or at all.

•
We have identified material weaknesses in our internal control over financial reporting and we may be unable to develop, implement and maintain appropriate controls in future periods. If the material weaknesses are not remediated, then they could result in  material misstatements to the financial statements.

•	We may fail to maintain our listing on The Nasdaq Stock Market and the Toronto Stock Exchange.

•	Failure to retain our current customers and renew existing customer contracts could adversely affect our business.

•	Changes in economic conditions that impact the industries in which our end-users primarily operate in could adversely affect our business.

•	The financial condition and operating ability of third parties may adversely affect our business.

•	We may recognize additional impairment charges which could adversely affect our results of operations and financial condition.

•	The availability of our raw materials and the volatility of their costs may adversely affect our operations.

•
We are and may in the future be subject to legal proceedings, the outcome of which are uncertain, and resolutions adverse to us could negatively affect our earnings, financial condition and cash flows.

•	The pricing, terms, and length of customer service agreements may constrain our ability to recover costs and to make a profit on our contracts.

•	If we are required to change the pricing models for our products or services to compete successfully, our margins and operating results may be adversely affected.

•
The loss of one or more key members of our senior management, or our inability to attract and retain qualified personnel could adversely impact our business, financial condition and results of operations.

•	Increases in fuel and energy costs and fuel shortages could adversely affect our results of operations and financial condition.

•	Our products contain hazardous materials and chemicals, which could result in claims against us.

•
We are subject to environmental, health and safety regulations, and may be adversely affected by new and changing laws and regulations, that generate ongoing environmental costs and could subject us to liability.

•	If our products are improperly manufactured, packaged, or labeled or become adulterated or expire, those items may need to be recalled or withdrawn from sale.

•	Changes in the types or variety of our service offerings could affect our financial performance.

•	Prior and any future acquisitions involve a number of risks, any of which could result in the benefits anticipated not being realized and could have an adverse effect on results of operations.

•	We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business.

•
Interruptions in our information and telecommunication systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems, could adversely affect our business.

•	Insurance policies may not cover all operating risks and a casualty loss beyond the limits of our coverage could adversely impact our business.

•	Our stock price has been and may in the future be volatile, which could cause purchasers of our common stock to incur substantial losses.

•	Certain stockholders may exert significant influence over any corporate action requiring stockholder approval.

•	Provisions of Delaware law and our organizational documents may delay or prevent an acquisition of our Company, even if the acquisition would be beneficial to our stockholders.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Fuel costs represent a significant operating expense. To date, we have not entered into any contracts or employed any strategies to mitigate our exposure to fuel costs. Historically, we have made limited use of fuel surcharges or delivery fees to help offset rises in fuel costs. Such potential charges have not been in the past, and we believe will not be going forward, applicable to all customers. Consequently, an increase in fuel costs normally results in a decrease in our operating margin percentage. At our current consumption level, a $0.50 change in the price of fuel changes our fuel costs by approximately $1.1 million on an annual basis.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Swisher Hygiene's Consolidated Financial Statements and the Notes thereto, together with the reports of BDO USA, LLP regarding the Company's financial statements and internal control over financial reporting, each dated March 17, 2014, are filed as part of this report, beginning on page F-1.

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

Our management, under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framwork (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on deficiencies identified during this evaluation and set forth below, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013. The deficiencies identified are:

•
The effectiveness of controls over proper purchase and maintenance of inventory and fixed assets.  Additionally, proper application of customer payments and review and approval of vendor invoices and related payments.

•
The effectiveness of certain information technology controls regarding system generated reports at the field level and key spreadsheets utilized across the Company.  This is comprised of controls over data input, calculations, user access, and management review.

•
The effectiveness of the process in place to support the timely review of our financial results and disclosures in our Form 10-K.  Additionally, a number of late or post-closing adjustments were required for our financial statements and related footnote disclosures.

•
The effectiveness of the documentation, review, and approval of significant account reconciliations and key underlying reports.  Furthermore, the Company has not defined parameters for its review of key reconciliations and financial analysis.

•	The effectiveness of the preparation, documentation, review, and approval of journal entries and a lack of formal written accounting policies.

A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Based on its evaluation of internal control over financial reporting management has determined that the control deficiencies identified should be considered material weaknesses in our internal control over financial reporting.

As set forth below, management has taken or will take steps to remediate each of the control deficiencies identified above. Notwithstanding the control deficiencies described above, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this 2013 Form 10-K fairly present, in all material respects, our financial condition and results of operations as of and for the year ended December 31, 2013.

BDO USA, LLP, the Company's independent registered public accounting firm, audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2013.  Also, BDO USA, LLP has issued their attestation report on management’s internal control over financial reporting.  A copy of BDO's reports are included in this 2013 Form 10-K at pages F-2 and F-3.

Management's Remediation Plan

 In response to the deficiencies discussed above, we plan to continue efforts already underway to improve internal control over financial reporting:

•
Management will continue to train field personnel regarding proper purchasing procedures and maintenance of fixed assets and inventory.  In addition, management will continue to train personnel on process-level procedures including the proper application of customer payments, as well as the review and approval of vendor invoices and related payments.

•	Management continues to implement controls over data input, calculation, user access and management reviews of key financial spreadsheets and intends to integrate field-level systems.

•	Management continues to put controls in place to ensure the timely review of financial results and disclosures.

•
Management continues to improve the formal documentation for account reconciliations as well as set parameters for the review and approval of significant account reconciliations and financial analysis.

•
Management is in the process of formally documenting corporate and accounting policies and procedures, including policies regarding the preparation, documentation, review and approval of field-level journal entries.

While management and our audit committee are closely monitoring the implementation of these remediation plans, there is no assurance that the aforementioned plans will be sufficient to fully remediate the deficiencies identified above and that additional remediation steps may be necessary.

Other than as described above, there were no changes in our internal control over financial reporting during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2013. Based upon that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2013 because of the deficiencies in our internal control over financial reporting discussed in Management's Report on Internal Control over Financial Reporting, presented above.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders, except for certain information concerning the Executive Officers of the Company set forth in Part I — Item I hereof under the caption “Executive Officers of the Registrant.” Our Proxy Statement for our 2014 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

3.1	Certificate of Corporate Domestication of CoolBrands International Inc., dated November 1, 2010.(1)
3.2	Amended and Restated Certificate of Incorporation of Swisher Hygiene Inc.(2)
3.3	Bylaws of Swisher Hygiene Inc.(1)
10.1	Credit Agreement by and between Swisher International, Inc. and Wachovia Bank, National Association, dated November 14, 2005.(3)
10.2	Security Agreement by and among Swisher International, Inc. and certain subsidiaries of Swisher International, Inc., dated as of November 14, 2005.(1)
10.3	First Amendment to Credit Agreement by and between Swisher International, Inc. and Wachovia Bank, National Association, dated as of April 26, 2006.(1)
10.4	Second Amendment and Waiver to Credit Agreement by and between Swisher International, Inc. and Wachovia Bank, National Association, dated as of September 8, 2006.(1)
10.5	Third Amendment and Waiver to Credit Agreement by and between Swisher International, Inc. and Wachovia Bank, National Association, dated as of March 21, 2008.(1)
10.6	Fourth Amendment and Waiver to Credit Agreement by and between Swisher International, Inc. and Wachovia Bank, National Association, dated June 25, 2008.(1)
10.7	Fifth Amendment and Waiver to Credit Agreement by and between Swisher International, Inc., Wachovia Bank, National Association, and other persons party thereto, dated June 30, 2009.(1)
10.8	Sixth Amendment to Credit Agreement by and between Swisher International, Inc., Wachovia Bank, National Association and other persons party thereto, dated November 18, 2009.(1)
10.9	Credit Agreement by and between HB Service, LLC and Wachovia Bank, National Association, dated as of June 25, 2008.(1)
10.10	First Amendment and Waiver to Credit Agreement by and between HB Service, LLC, Wachovia Bank, National Association and other persons party thereto, dated as of June 30, 2009.(1)

Exhibit Number	Description
10.11	Second Amendment to Credit Agreement by and between HB Service, LLC, Wachovia Bank, National Association, and other persons party thereto, dated November 18, 2009.(1)
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

10.14	Unconditional Guaranty by and among Swisher International, Inc., H. Wayne Huizenga and Wachovia Bank, National Association, dated June 25, 2008.(1)
10.15	Unconditional Guaranty by and among HB Service, LLC, H. Wayne Huizenga and Wachovia Bank, National Association, dated June 25, 2008.(1)
10.16	Promissory Note, dated May 26, 2010, as amended, in the principal amount of $21,445,000 to Royal Palm Mortgage Group, LLC.(1)
10.17	Amended and Restated Security Agreement by and between H. Wayne Huizenga and Wachovia Bank, National Association, dated January 2010.(1)
10.18	Capital Contribution Agreement by and among H. Wayne Huizenga, Steven R. Berrard and Swisher International, Inc., dated July 13, 2010.(1)
10.19	Form of Lock-Up Agreement.(1)
10.20	Promissory Note, dated August 9, 2010, in the principal amount of $2,000,000 to Royal Palm Mortgage Group, LLC.(1)
10.21	Promissory Note, dated August 9, 2010, in the principal amount of $1,500,000 to Royal Palm Mortgage Group, LLC.(1)
10.22	Form of Swisher Hygiene Inc. 2010 Stock Incentive Plan.(1) †
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

10.29	CoolBrands International Inc. 2002 Stock Option Plan. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, filed on February 14, 2011). †
10.30	Agency Agreement, dated February 23, 2011. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 24, 2011).
10.31	Subscription Receipt Agreement, dated February 23, 2011. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 24, 2011).
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

10.34	Form of Securities Purchase Agreement, dated March 2011. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 24, 2011).

Exhibit Number	Description
10.35
Securities Purchase Agreement, dated April 15, 2011. (On April 15, 2011, Swisher Hygiene Inc. entered into an additional 16 securities purchase agreements which are substantially identical in all material respects to this exhibit except as to the parties thereto and the number of shares of common stock of Swisher Hygiene purchased. Attached to this exhibit is a schedule identifying the parties to the additional 16 securities purchase agreements and the number of shares of common stock Swisher Hygiene purchased by such parties.) (incorporated by reference to Exhibit 10.29 of the Company’s Pre-Effective Amendment No. 3 to Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 21, 2011)

10.36
Amended and Restated Swisher Hygiene Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 9, 2011).* †

10.37
Swisher Hygiene Inc. Senior Executive Officers Performance Incentive Bonus Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2011).* †

10.38
Employment and Non-Compete Agreement of Michael Kipp (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2011).* †

10.39
First Amendment to Credit Agreement and Pledge and Security Agreement, dated August 12, 2011, by and between Swisher Hygiene Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 18, 2011).

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

Exhibit Number	Description
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

10.54
Employment Letter, dated June 1, 2012, by and between Swisher Hygiene, Inc. and Brian Krass (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the Securities and Exchange Commission on March 15, 2013). †

10.55
Interim Services Agreement, effective September 24, 2012, between Swisher Hygiene Inc. and SCA Group, LLC (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed with the Securities and Exchange Commission on March 18, 2013). †

10.56
Consulting Agreement and Release between Steven R. Berrard and Swisher International, Inc., effective October 26, 2012 (incorporated by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on May 1, 2013). †

10.57
Separation Agreement and Release between Hugh Cooper and Swisher International Inc., dated November 15, 2012 (incorporated by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on May 1, 2013). †

10.58
Executive Services Agreement, effective June 9, 2013, between Swisher Hygiene Inc. and The SCA Group, LLC (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Securities and Exchange Commission on August 9, 2013). †

10.59	Employment Agreement, dated October 16, 2013, between Swisher Hygiene Inc. and William M. Pierce. †
10.60	Employment Agreement, dated October 16, 2013, between Swisher Hygiene Inc. and Thomas C. Byrne. †
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2012).
21.1	Subsidiaries of Swisher Hygiene Inc.
23.1	Consent of BDO USA, LLP.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
________________________

The following documents are incorporated by reference to the indicated exhibit to the following filings by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

(1)	Registration Statement on Form 10, filed with the Securities and Exchange Commission on November 9, 2010.

(2)	Registration Statement on Form S-8, filed with the Security and Exchange Commission on May 9, 2011.

(3)	Amendment No. 1 to Registration Statement on Form 10, filed with the Securities and Exchange Commission on December 15, 2010.

(4)	Amendment No. 3 to Registration Statement on Form 10, filed with the Securities and Exchange Commission on January 31, 2011.

*	Furnished herewith.

†	Management contracts or compensatory plans, contracts, or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWISHER HYGIENE INC.
(Registrant)

Dated: March 17, 2014	By:	/s/ William M. Pierce
William M. Pierce
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ William M. Pierce	President, Chief Executive Officer, and Director	March 17, 2014
William M. Pierce	(Principal Executive Officer)

/s/ William T. Nanovsky	Senior Vice President and Chief Financial Officer	March 17, 2014
William T. Nanovsky	(Principal Financial Officer)

/s/ Linda C. Wilson-Ingram	Vice President, Corporate Controller and Chief Accounting Officer	March 17, 2014
Linda C. Wilson-Ingram	(Principal Accounting Officer)

/s/ Richard L. Handley	Chairman of the Board	March 17, 2014
Richard L. Handley

/s/ Steven R. Berrard	Director	March 17, 2014
Steven R. Berrard

/s/ Harris W. Hudson	Director	March 17, 2014
Harris W. Hudson

/s/ William D. Pruitt	Director	March 17, 2014
William D. Pruitt

/s/ David Prussky	Director	March 17, 2014
David Prussky

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SWISHER HYGIENE INC. AND SUBSIDIARIES

Consolidated Financial Statements as of December 31, 2013 and 2012, and for the Three Years Ended December 31, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors
Swisher Hygiene Inc. and Subsidiaries
Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Swisher Hygiene Inc. and Subsidiaries, as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, equity, and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Swisher Hygiene Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), Swisher Hygiene Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2014 expressed an adverse opinion thereon.

/s/ BDO USA, LLP
Charlotte, North Carolina

March 17, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Swisher Hygiene Inc.
Charlotte, NC

We have audited Swisher Hygiene Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Swisher Hygiene Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses have been identified and described in management’s assessment. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and this report does not affect our report dated March 17, 2014 on those financial statements.

In our opinion, Swisher Hygiene Inc. did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Swisher Hygiene Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 17, 2014 expressed an unqualified opinion thereon.

 /s/ BDO USA, LLP
Charlotte, NC

March 17, 2014

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012
(In thousands)

	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$21,465	$61,419
Restricted cash	3,558	4,187
Accounts receivable, net	21,010	21,225
Inventory, net	14,032	15,327
Account receivable due from sale of discontinued operations	-	12,500
Assets held for sale	4,520	-
Deferred income taxes	935	1,995
Other assets	5,782	4,804
Total current assets	71,302	121,457
Restricted cash	2,117	1,203
Property and equipment, net	43,842	48,348
Goodwill	5,821	106,358
Customer relationships and contracts, net	28,575	36,770
Other intangibles, net	8,436	11,051
Other noncurrent assets	1,624	2,498
Total assets	$161,717	$327,685

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$8,794	$14,292
Accrued payroll and benefits	3,819	5,353
Accrued expenses	8,132	8,348
Long-term debt and obligations due within one year	5,251	9,145
Liabilities of discontinued operations	2,131	-
Total current liabilities	28,127	37,138
Long-term debt and obligations	2,003	5,284
Deferred income taxes	1,053	4,673
Other long-term liabilities	3,348	3,447
Total noncurrent liabilities	6,404	13,404

Commitments and contingencies (Notes 2, 3, 6, 7, 10, 13, 15 )

Equity
Swisher Hygiene Inc. stockholders’ equity
Preferred stock, par value $0.001, authorized 10,000,000 shares; no shares
issued and outstanding at December 31, 2013 and 2012	-	-
Common stock, par value $0.001, authorized 600,000,000 shares; 175,773,299 and 175,157,404 shares issued and outstanding at December 31, 2013 and 2012, respectively	176	175
Additional paid-in capital	388,094	385,452
Accumulated deficit	(260,555)	(107,507)
Accumulated other comprehensive loss	(529)	(999)
Total Swisher Hygiene Inc. stockholders’ equity	127,186	277,121
Non-controlling interest	-	22
Total equity	127,186	277,143
Total liabilities and equity	$161,717	$327,685

See Notes to Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three Years Ended December 31, 2013
(In thousands except share and per share data)

	2013	2012	2011
Revenue
Products	$189,480	$202,968	$131,109
Services	22,895	26,186	26,107
Franchise and other	1,313	1,367	3,401
Total revenue	213,688	230,521	160,617

Costs and expenses
Cost of sales (exclusive of route expenses and related depreciation and amortization)	95,585	101,914	67,942
Route expenses	42,343	42,524	33,254
Selling, general, and administrative	106,503	123,439	79,557
Acquisition and merger expenses	-	582	6,107
Depreciation and amortization	22,113	20,991	12,690
Gain from bargain purchase	-	-	(4,359)
Impairment related to assets held for sale	6,422	-	-
Impairment related to goodwill	93,194	-	-
Total costs and expenses	366,160	289,450	195,191
Loss from continuing operations	(152,472)	(58,929)	(34,574)

Other expense, net	(654)	(3,093)	(6,765)
Net loss from continuing operations before income taxes	(153,126)	(62,022)	(41,339)
Income tax benefit (expense)	2,594	(18,753)	16,616
Net loss from continuing operations	(150,532)	(80,775)	(24,723)

Discontinued operations, net of tax (Note 2)
Net loss from operations through disposal	(2,516)	(6,245)	(623)
Gain on disposal	-	13,844	-
Net (loss) income from discontinued operations	(2,516)	7,599	(623)

Net loss	(153,048)	(73,176)	(25,346)
Net loss attributable to non-controlling interest	-	-	6
Net loss attributable to Swisher Hygiene Inc.	(153,048)	(73,176)	(25,340)

Comprehensive loss
Employee benefit plan adjustment, net of tax	503	(161)	(851)
Foreign currency translation adjustment	(33)	(3)	(58)
Comprehensive loss	$(152,578)	$(73,340)	$(26,249)

(Loss) Earnings per share
Basic and diluted (Continuing operations)	$(0.86)	$(0.46)	$(0.16)
Basic and diluted (Discontinued operations)	$(0.01)	$0.04	$(0.00)

Weighted-average common shares used in the computation of (loss) earnings per share
Basic and diluted	175,995,350	175,009,562	159,057,582

See Notes to Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31, 2013
(In thousands except share data)

STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income	Swisher Hygiene Inc. Stockholders'	Non- Controlling	Total
	Shares	Amount	Capital	Deficit	(Loss)	Equity	Interest	Equity
Balance at December 31, 2010	114,015,063	$114	$54,726	$(8,997)	$74	$45,917	$110	$46,027
Shares issued in connection with private placements	34,119,643	34	191,147	-	-	191,181	-	191,181
Shares issued in connection with the acquisition of Choice	8,281,920	8	48,772	-	-	48,780	-	48,780
Shares issued in connection with other acquisitions and purchases of property and equipment	8,000,143	8	51,933	-	-	51,941	-	51,941
Conversion of promissory notes payable	4,069,773	4	24,135	-	-	24,139	-	24,139
Stock based compensation			4,648	-	-	4,648	-	4,648
Exercise of stock options and warrants	6,205,000	6	3,361	-	-	3,367	-	3,367
Issuance of common stock under stock based payment plans	93,540	1	(1)	-	-	-	-	-
Shares issued for non-controlling interest	25,000	-	103	7	-	110	(110)	-
Employee benefit plan adjustment, net of tax	-	-	-	-	(851)	(851)	-	(851)
Non-controlling interest on AML2 acquisition	-	-	-	-	-	-	28	28
Foreign currency translation adjustment	-	-	-	-	(58)	(58)	-	(58)
Net loss	-	-	-	(25,340)	-	(25,340)	(6)	(25,346)

Balance at December 31, 2011	174,810,082	175	378,824	(34,330)	(835)	343,834	22	343,856
Issuance of common stock on contingent earn-out	90,909	-	170	-	-	170	-	170
Conversion of promissory notes payable	10,047	-	37	-	-	37	-	37
Stock based compensation (including discontinued operations of $2,863)	-	-	6,384	-	-	6,384	-	6,384
Issuance of common stock under stock based payment plans	236,366	-	-	-	-	-	-	-
Shares issued for non-controlling interest	10,000	-	37	-	-	37	-	37
Employee benefit plan adjustment, net of tax	-	-	-	-	(161)	(161)	-	(161)
Foreign currency translation adjustment	-	-	-	-	(3)	(3)	-	(3)
Net loss	-	-	-	(73,176)	-	(73,176)	-	(73,176)

Balance at December 31, 2012	175,157,404	175	385,452	(107,507)	(999)	277,121	22	277,143
Stock based compensation	-	-	2,916	-	-	2,916	-	2,916
Issuance of common stock under stock based payment plans	889,956	1	-	-	-	1	-	1
Shares withheld related to income taxes on RSUs	(274,061)	-	(274)	-	-	(274)	-	(274)
Liquidation of minority interest	-	-	-	-	-	-	(22)	(22)
Employee benefit plan adjustment, net of tax	-	-	-	-	503	503	-	503
Foreign currency translation adjustment	-	-	-	-	(33)	(33)	-	(33)
Net loss	-	-	-	(153,048)	-	(153,048)	-	(153,048)
Balance at December 31, 2013	175,773,299	$176	$388,094	$(260,555)	$(529)	$127,186	$-	$127,186

See Notes to Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31, 2013
(In thousands)

	2013	2012	2011
Operating activities of continuing operations
Net loss	$(153,048)	$(73,176)	$(25,346)
Adjustments to reconcile net loss to net cash used in operating activities:

Net (income) loss from discontinued operations	2,516	(7,599)	623
Depreciation and amortization	22,113	20,991	12,690
Provision for doubtful accounts receivable	936	2,396	2,329
Stock based compensation	2,916	3,521	4,648
Realized and unrealized (gain) loss on fair value of convertible notes	-	(241)	4,658
Gain from bargain purchase	-	-	(4,359)
Deferred income tax (benefit) provision	(2,553)	18,370	(16,716)
Impairment related to assets held for sale	6,422	-	-
Impairment related to goodwill	93,194	-	-
Gain on sale of assets held for sale	(223)	-	-
Loss on sale of assets	33	-	-
Other	-	-	101
Changes in working capital components:
Accounts receivable	(279)	3,739	(13,062)
Inventory	1,295	448	(3,421)
Other assets	(111)	(1,095)	(1,759)
Accounts payable, accrued expenses, and other current liabilities	(3,084)	(6,598)	11,810
Net Cash used in operating activities of continuing operations	(29,873)	(39,244)	(27,804)
Net Cash (used in) provided by operating activities of discontinued operations	(4,647)	(3,519)	11,126
Cash used in operating activities	(34,520)	(42,763)	(16,678)
Investing activities
Purchases of property and equipment	(16,794)	(18,820)	(14,904)
Cash proceeds and accounts receivable from assets held for sale	6,346	-	-
Cash received on sale of property and equipment	329	3,061	-
Acquisitions, net of cash acquired	(151)	(4,310)	(121,818)
Cash received from discontinued operations	12,571	111,841	-
Payments received on notes receivable	-	-	138
Restricted cash	(285)	(5,390)	5,193
Net cash provided by (used in) investing activities of continuing operations	2,016	86,382	(131,391)
Net cash used in investing activities of discontinued operations	-	(2,861)	(23,659)
Cash provided by (used in) investing activities	2,016	83,521	(155,050)
Financing activities of continuing operations
Proceeds from private placements, net of issuance costs	-	-	191,181
Proceeds from line of credit, net of issuance costs	-	-	27,729
Payments on lines of credit	-	(25,000)	(27,691)
Proceeds from equipment financing	-	209	15,828
Principal payments on debt and capital leases	(7,177)	(22,626)	(6,118)
Payment of shareholder advances	-	(2,000)	-
Proceeds from exercise of stock option and warrant issuances	1	-	3,367
Taxes paid related to income tax withheld on settlement of equity awards	(274)	-	-
Net cash (used in) provided by financing activities of continuing operations	(7,450)	(49,417)	204,296
Net cash used in financing activities of discontinued operations	-	(430)	(992)
Cash (used in) provided by financing activities	(7,450)	(49,847)	203,304

Net (decrease) increase in cash and cash equivalents	(39,954)	(9,089)	31,576

Cash and cash equivalents at the beginning of the period	61,419	70,508	38,932
Cash and cash equivalents at the end of the period	$21,465	$61,419	$70,508

Supplemental Cash Flow Information
Cash paid for interest (including discontinued operations)	$370	$4,253	$2,738
Cash received for interest (including discontinued operations)	$41	$75	$185
Cash paid for income taxes	$316	$88	$-
Notes payable issued or assumed on acquisitions (continuing operations)	$-	$1,121	$24,457
Notes payable issued or assumed on acquisitions (discontinuing operations)	$-	$-	$1,722
Note payable related to insurance financing	$2,634	$2,732	$-
Conversion of promissory note	$-	$-	$24,139
Stock issued to purchase property and to settle liabilities (continuing operations)	$-	$37	$46,913
Stock issued to purchase property and to settle liabilities (discontinuing operations)	$-	$-	$48,317
Property received as payment on accounts receivable	$-	$650	$-

See Notes to Consolidated Financial Statements

Version  2

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal Operations

Swisher Hygiene Inc. and its wholly-owned subsidiaries, formerly named CoolBrands International Inc., (the “Company” or “We” or “Our”) provide essential hygiene and sanitizing solutions that include cleaning and sanitizing chemicals, restroom hygiene programs and a full range of related products and services.   We sell consumable products such as detergents, cleaning chemicals, soap, paper, water filters and supplies, together with the rental and servicing of dish machines and other equipment for the dispensing of those products as well as additional services such as the cleaning of facilities.  We serve customers in a wide range of end-markets, with a particular emphasis on the foodservice, hospitality, retail, and healthcare industries.

During 2011 and most of 2012, we operated in two segments:  (i) Hygiene and (ii) Waste.  As a result of the sale of the Waste segment in November 2012, we currently operate in one business segment, Hygiene, and the Company has applied discontinued operations accounting treatment and disclosures for this transaction.   See Note 2 "Discontinued Operations and Assets Held for Sale" for further information.

Our principal executive offices are located at 4725 Piedmont Row Drive, Suite 400, Charlotte, North Carolina, 28210.  As of December 31, 2013, we have company owned operations and one remaining franchise operation located throughout North America and we have entered into nine Master License Agreements covering the United Kingdom, Portugal, the Netherlands, Singapore, the Philippines, Taiwan, Korea, Hong Kong/Macau/China, and Mexico.  The financial information about our geographical areas is included in Note 17, “Geographic Information” to the Notes to the Consolidated Financial Statements.

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

Basis of Presentation and Principles of Consolidation

Intercompany balances and transactions have been eliminated in consolidation. Restricted cash and accrued payroll and benefit balances reported on the balance sheet for the prior year have been reclassified to conform to the current period’s presentation.   Financial information, other than share and per share data, is presented in thousands of dollars.

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

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segments

We operate in one business segment, the manufacturing, distribution and delivery of hygiene and sanitizing solutions and services. We define business segments as components of an organization for which discrete financial information is available and operating results are evaluated on a regular basis by the chief operating decision maker (“CODM”) in order to assess performance and allocate resources. Our CODM is the Company’s President and Chief Executive Officer. Characteristics of our organization which were relied upon in making this determination include the similar nature of the products and services we sell, the functional alignment of our organizational structure, and the reports that are regularly reviewed by the CODM for the purpose of assessing performance and allocating resources. Previously we operated in two segments. See Note 2, “Discontinued Operations and Assets Held for Sale.”

Cash Equivalents

The Company considers all cash accounts and all highly liquid short term investments purchased with an original maturity of three months or less at date of purchase to be cash equivalents. As of December 31, 2013 and 2012, the Company did not have any investments with maturities greater than three months.

Restricted Cash

Restricted cash at December 31, 2013 consists of amounts held in a collateral account to secure certain letters of credit related to worker's compensation liabilities, a note payable, purchase card balances and facility lease agreements.

Accounts Receivable

Accounts receivable principally consist of amounts due from customers for product sales and services.   Accounts receivable are reported net of an allowance for doubtful accounts (“allowance”) and interest is generally not charged to customers on delinquent balances. The allowance is management’s best estimate of uncollectible amounts and is based on a number of factors, including overall credit quality, age of outstanding balances, historical write-off experience and specific account analysis that projects the ultimate collectability of the outstanding balances. When accounts receivable amounts are considered uncollectible, the amounts are written-off against the allowance for doubtful accounts. The allowance was $2.0 million and $2.3 million at December 31, 2013 and 2012, respectively.

Inventory

Inventory consists of purchased items, materials, direct labor, and other manufacturing related overhead and is stated at the lower of cost or market determined using the first in-first out costing method. The Company routinely reviews inventory for excess and slow moving items as well as for damaged or otherwise obsolete items and for items selling at negative margins. When such items are identified, a reserve is recorded to adjust their carrying value to their estimated net realizable value. The reserve was $0.9 million and $0.4 million at December 31, 2013 and 2012, respectively.

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets Held for Sale

We record net assets held for sale in accordance with Accounting Standards Codification ("ASC") 360 "Property, Plant, and Equipment" at the lower of carrying value or fair value. Fair value is based on the estimated sales price, less selling costs, of the assets. Estimates of the net sales proceeds are based on a number of factors including standard industry multiples of revenues or operating metrics, and the status of ongoing sales negotiations and asset purchase agreements where available.  Our estimates of fair value are regularly reviewed and subject to changes based on market conditions, changes in the customer base of the operations or routes and our continuing evaluation as to the facility's acceptable sale price.  No depreciation or amortization expense is recorded related to the assets held for sale.  As described further below and in Note 8, “Fair Value Measurements,” assets held for sale are measured using Level 3 inputs.

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

Purchase Accounting for Business Combinations

The Company accounts for acquisitions by allocating the fair value of the consideration transferred to the fair value of the assets acquired and liabilities assumed on the date of the acquisition and any remaining difference is recorded as goodwill. Adjustments may be made to the preliminary purchase price allocation when facts and circumstances that existed on the date of the acquisition surface during the allocation period subsequent to the preliminary purchase price allocation, not to exceed one year from the date of acquisition. Contingent consideration is recorded at fair value based on the facts and circumstances on the date of the acquisition and any subsequent changes in the fair value are recorded through earnings each reporting period. Transactions that occur in conjunction with or subsequent to the closing date of the acquisition are evaluated and accounted for based on the facts and substance of the transactions.

Goodwill

Goodwill is not amortized but rather tested for impairment at least annually. The Company tests goodwill for impairment annually during the fourth quarter of each fiscal year. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  Impairment testing for goodwill is done at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (also known as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available, and segment management regularly reviews the operating results of that component.  The Company has concluded that it has one reporting unit.

When testing goodwill for impairment, the Company may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the Company’s fair value is less than its carrying amount, including goodwill. Alternatively, the Company may bypass this qualitative assessment and perform step 1 of the two-step goodwill impairment test. This step requires the determination of the fair value of the reporting unit. If we perform step 1 and the carrying amount of the reporting unit exceeds its fair value, we would perform step 2 to measure such impairment.

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Determining fair value includes the use of significant estimates and assumptions.  Management utilizes an income approach, specifically the discounted cash flow technique as a means for estimating fair value. This discounted cash flow analysis requires various assumptions including those about future cash flows, customer growth rates and discount rates. Expected cash flows are based on historical customer growth, including attrition, future strategic initiatives and continued long-term growth of the business. The discount rates used for the analysis reflect a weighted average cost of capital based on industry and capital structure adjusted for equity risk and size risk premiums. These estimates can be affected by factors such as customer growth, pricing, and economic conditions that can be difficult to predict. During the fourth quarter of 2013, in conjunction with its annual impairment test, the Company recorded a goodwill impairment charge of $93.2 million as further discussed in Note 4, “Goodwill and Other Intangible Assets”.

Other Intangible Assets

Identifiable intangible assets include customer relationships, non-compete agreements, trade names and trademarks, and formulas. The fair value of these intangible assets at the time of acquisition is estimated based upon various valuation techniques including replacement cost and discounted future cash flow projections.  Customer relationships are amortized on a straight-line basis over the expected average life of the acquired accounts, which is typically five to ten years based upon a number of factors, including historical longevity of customers and contracts acquired and historical retention rates. The non-compete agreements are amortized on a straight-line basis over the term of the agreements, typically not exceeding five years. Formulas are amortized on a straight-line basis over their estimated useful life of twenty years. The Company reviews the recoverability of these assets if events or circumstances indicate that the assets may be impaired and periodically reevaluates the estimated remaining lives of these assets.

Trade names and trademarks are considered to be indefinite lived intangible assets unless specific evidence exists that a shorter life is more appropriate.   Indefinite lived intangible assets are tested, at a minimum, on an annual basis, using a discounted cash flow approach, or sooner whenever events or changes in circumstances indicate that an asset may be impaired.

Long-Lived Assets

Fixed assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset.  If such assets or asset groups are considered to be impaired the impairment to be recognized is measured by the amount by which the carrying amount of the assets or asset groups exceeds the related fair values.  The Company also performs a periodic assessment of the useful lives assigned to the long-lived assets, as previously discussed.

Foreign Currency Translation

All assets and liabilities of our Canadian operations are translated into U.S. dollars using the exchange rates in effect at the balance sheet date and statement of operations items are translated using the average exchange rates throughout the period. The translation adjustment is presented as a component of accumulated other comprehensive (loss) income. During the years ended December 31, 2013, 2012, and 2011, the Company recorded a realized net gain (loss) related to foreign currency transactions of $0.0 million, ($0.0) million, and $0.1 million, respectively, in the Consolidated Statement of Operations and Comprehensive Loss. The gain was primarily due to the sale of cash held in Canadian dollars for U.S. dollars at favorable conversion rates.

Financial Instruments

The Company’s financial instruments, which may expose the Company to concentrations of credit risk, include cash and cash equivalents and accounts receivables.  The Company maintains cash deposits with major banks, which from time to time may exceed insured limits. The possibility of loss related to the financial condition of major banks is considered minimal.   The Company’s accounts receivable balance is composed of numerous customers of varying sizes in diverse industries and geographies.  This fact, as well as the practice of establishing reasonable credit limits mitigates credit risk. Based on historical trends and experiences, the allowance for doubtful accounts is adequate to cover potential credit risk losses.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short maturity of these instruments. The fair value of the Company’s debt is estimated based on the current borrowing rates available to the Company for bank loans with similar terms and maturities and approximates the carrying value of these liabilities. Certain convertible promissory notes are recorded at fair value during 2013 and 2012 as further described in Note 8, "Fair Value Measurements.”

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Revenue from product sales and service is recognized when the product is delivered to the customer or when services are performed, including product and service sales made under multiple deliverable agreements, which outline the pricing of products and the preferred frequency of delivery. Deliverables under these pricing arrangements are considered to be separate units of accounting, as defined by ASC 605-25, Revenue Recognition – Multiple-Element Arrangement, and due to the nature of the Company’s business, the timing of the delivery of products and performance of service is concurrent and ongoing and there are no contingent deliverables.  Franchise and other revenue include product sales, royalties and other fees charged to franchisees in accordance with the terms of their franchise agreements.   Royalties and fees are recognized when earned and product sales are recognized as the product is delivered.

The Company’s sales policies provide for limited rights of return and, during the fiscal years 2013, 2012, and 2011, product returns were insignificant. The Company records estimated reductions to revenue for sales returns and for customer programs and incentive offerings, including pricing arrangements, rebates, promotions and other volume-based incentives at the time the sale is recorded.

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

The Company’s policy is to evaluate uncertain tax positions under ASC 740-10, Income Taxes.  As of December 31, 2013 and 2012, and for the three years ended December 31, 2013, the Company has not identified any uncertain tax positions requiring recognition in the accompanying consolidated financial statements. The Company includes interest and penalties accrued in the consolidated financial statements as a component of interest expense.  No significant amounts were required to be recorded for the three year period ended December 31, 2013.

(Loss) Earnings per Common Share

Basic net loss from continuing operations and basic net loss from discontinued operations attributable to common stockholders per share is computed by dividing the applicable net loss by the weighted average number of common shares outstanding during the period. Vested restricted stock units, of 1.1 million which have been deferred, are included in this weighted average number of common shares calculation.  Diluted net loss from continuing operations per share was the same as basic net loss from continuing operations attributable to common stockholders per share for all periods presented, since the effects of any potentially dilutive securities are excluded as they are antidilutive due to the Company’s net losses. Diluted net earnings per share from discontinued operations was calculated in the same manner as diluted net loss from continuing operations per share in accordance with ASC 260, Earnings per Share.

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Level 1:  Inputs that are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Active markets are those in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Instruments classified as Level 1 consist of financial instruments such as listed equities and fixed income securities.

Level 2:  Inputs other than quoted prices, included in Level 1, that are observable for the asset or liability, either directly or indirectly.

Level 3:  Unobservable inputs for the asset or liability. These are inputs for which there is no market data available or observable inputs that are adjusted using Level 3 assumptions.

Pension Plan

An acquired subsidiary of CoolBrands maintained a defined benefit pension plan ("the Plan") covering approximately 90 employees. Subsequent to the acquisition by Coolbrands in 2000, all future participation and all benefits under the Plan were frozen. The Plan provides retirement benefits based primarily on employee compensation and years of service up to the date of acquisition.  The Company recognizes in its consolidated balance sheet the overfunded or underfunded status of the Plan measured as the difference between the fair value of Plan assets and the benefit obligation. The Company recognizes as a separate component of comprehensive loss the actuarial gains and losses that arise during the period that are not recognized as components of net periodic benefit cost. The Company measures the Plan assets and the Plan obligations as of December 31 and discloses additional information in the Notes to Consolidated Financial Statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses.

The calculation of net periodic benefit cost and the corresponding net liability requires the use of critical assumptions, including the expected long-term rate of return on Plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts. Net periodic benefit cost increases as the expected rate of return on Plan assets decreases. Future changes in Plan asset returns, assumed discount rates and other factors related to the participants in the Company’s Plan will impact the Company’s future net periodic benefit cost and liabilities. The Company cannot predict with certainty what these factors will be in the future however they are not expected to have a material effect on the Company’s operating results, financial position or cash flows.

Recently Adopted Accounting Pronouncements

 In February 2013, the FASB issued amended guidance expanding the disclosure requirements for amounts reclassified out of accumulated other comprehensive income. The amendments require an entity to present, either on the face of the statement where net income is presented or in the notes to its financial statements, details of significant items reclassified in their entirety out of accumulated other comprehensive income and identification of the respective line items effecting net income for instances when reclassification is required under GAAP. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity will be required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by type. The amendments were effective on January 1, 2013 and have been incorporated into this Form 10-K. Adoption of this guidance did not have a significant impact on our financial position, results of operations or cash flows.

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Newly Issued Accounting Pronouncements

No recently adopted or new accounting pronouncements have had, or are expected to have, a material effect on the Company's operating results, financial position or cash flows.

NOTE 2 — DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Discontinued Operations – Waste Segment

On March 1, 2011, we completed the acquisition of Choice Environmental Services (“Choice”) for total consideration of $95.8 million consisting of 8,281,920 shares of our common stock valued at $48.8 million, the assumption of $1.7 million of debt, and a cash payment of $45.3 million.  A portion of this cash payment was made directly to the holders of Choice debt.  In addition, in connection with the extinguishment of this debt, the Company paid $1.5 million as a prepayment penalty.

On November 15, 2012, the Company completed a stock sale of Choice, and other acquired businesses, including Lawson Sanitation LLC, Central Carting Disposal, Inc., FSR Transporting and Crane Services, Inc., that comprised the Waste segment to Waste Services of Florida, Inc. for $123.3 million resulting in a gain of $13.8 million, net of tax. The Company applied discontinued operations accounting treatment and disclosures related to this transaction.  The stock purchase agreement stipulated customary purchase price adjustments related to closing balance sheet working capital targets and in addition, that $12.5 million of the purchase price consideration would be reserved and held back in escrow by the purchaser ("the holdback amount") and paid subject to financial adjustments regarding defined long-term assets and 2012 third quarter EBITDA targets. Management recorded the holdback amount in the calculation of the gain on sale of the Waste segment and the amount is classified on the balance sheet as "Accounts receivable due from sale of discontinued operations" at December 31, 2012. Proceeds from the holdback plus $0.1 million in working capital adjustments were received during the first half of 2013.

The following table presents summarized operating results for these discontinued operations for the fiscal years ended 2013, 2012 and 2011.

	2013	2012	2011
Revenue	$-	$60,874	$59,367
Net (loss) income after taxes and 2012 gain on disposal of $13.8 million	$(2,516)	$7,599	$(623)

The $1.5 million pre-payment penalty discussed above is included in loss from discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2011. Any corporate management overhead charged to the Waste segment in prior year filings has been included in continuing operations in the periods subsequent to the discontinuance as the overhead amounts are not expected to change as a result of the sale of the Waste segment.   During fiscal year  2013, the Company incurred $2.5 million in expenses related to the discontinued operation as follows:  $0.5 million increase to retained worker’s compensation liabilities and $2.0 million, in legal fees and a settlement payment, related to a contractual dispute involving one of the businesses sold that the Company accepted responsibility to resolve as a term of the sales agreement.  The resolution of this contractual dispute is discussed further in Note 15, “Commitment and Contingencies”.

Net cash of $4.6 million used in connection with discontinued operations for the twelve months ended December 31, 2013 principally represent the payment of certain liabilities for severance and professional fees, previously accrued as a part of the sale, as well as cash payments related to retained worker’s compensation liabilities and litigation accruals. There were no cash inflows related to discontinued operations.

Assets Held For Sale

During the second and third quarter of fiscal year 2013, the Company commenced an active program to sell certain non-core assets and routes related to its linen and dust operations.  Additionally, a chemical manufacturing plant was closed in connection with the Company’s plant consolidation efforts.  In accordance with ASC 360, Property, Plant and Equipment, these assets have been classified as assets held for sale in the Consolidated Balance Sheet and the asset balances were adjusted to the lower of historical carrying amounts or fair values.  The Company recorded impairment charges for the twelve months ended December 31, 2013 of $6.4 million.  Included in this charge is $3.1 million that was recorded during the fourth quarter of 2013 as follows:  $2.1 million related to the Board of Director’s approval, on November 8, 2013, of additional assets to be disposed of and the resultant adjustment of these assets from net carrying value to fair; $1.0 million impairment adjustments to existing assets held for sale to reflect reductions in the estimated fair value as a result of events that occurred during the fourth quarter which indicated that the estimated net selling prices will be less than anticipated at the end of the third quarter.

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company completed several sales transactions during the last half of 2013 totaling $6.3 million in net sales proceeds including $0.6 million in receivable balances that are contingent primarily upon 2014 revenues generated by certain of the sold assets during defined post-close periods.  The resulting $0.2 million gain is included in “Other expense, net” in the consolidated statement of operations.  The major classes of the assets held for sale are as follows:

December 31, 2013
Property and equipment, net	$2,410
Goodwill	1,272
Other intangibles, net	833
Other	5
Assets held for sale	$4,520

None of the disposal groups that could be classified as discontinued operations were material, individually or in the aggregate, to the Company’s consolidated financial statements and therefore these results were not separately classified in discontinued operations.  The remaining portfolio of assets held for sale did not meet the criteria for discontinued operations as they did not represent operations and cash flows that are clearly distinguished, operationally and for financial reporting purposes consistent with the Company’s strategy of integrating these acquired assets into its existing business operations.  Additionally, the Company anticipates maintaining continuing  revenues with respect to a the majority of the sold routes and or customers through the sale of chemical, paper and its other core hygiene and sanitizing products and services.  The Company anticipates future revenue reductions related to the eliminated product and service sales as a result of these transactions to be approximately $14.1 million.

The Company expects that the individual sales transactions related to the remainder of these assets held for sale will be substantially complete within the next six months.

2012  Dispositions

During the fourth quarter of 2012, the Company completed a $2.6 million asset sale of a non-core business.  The sale did not have a significant impact on the Consolidated Financial Statements but did result in the related derecognition of net assets including $1.2 million of goodwill and $1.5 million of other intangible assets.

NOTE 3 — ACQUISITIONS

During fiscal year 2013, the Company acquired a franchise located in Ottawa, Canada for $0.2 million primarily in cash plus receivables, resulting in a $0.1 million addition to goodwill.   This acquisition is immaterial to the Company’s consolidated financial statements and therefore supplemental pro-forma information is not presented.  The following table summarizes the Company’s 2012 and 2011 acquisitions and the estimated aggregate fair values of the assets acquired and liabilities assumed at the date of acquisition (excluding the Waste segment which was sold in November 2012 and is presented in these financial statements as a discontinued operation):

	2012	2011
Number of businesses acquired	4	59

Net assets acquired:
Cash and cash equivalents	$-	$122
Accounts receivable and other assets	263	7,210
Inventory	86	9,304
Property and equipment	2,085	19,446
Other intangibles
Customer relationships	1,276	41,701
Non-compete agreements	120	6,480
Trademarks	130	2,090
Formulas	-	5,000
Accounts payable and accrued expenses	(42)	(12,013)
Deferred income tax liabilities	-	-
Total net assets acquired	3,918	79,340
Goodwill	1,550	76,270
Gain from bargain purchase	-	(4,359)
Total purchase price	5,468	151,251
Less: debt issued or assumed	(1,121)	(24,457)
Less: cash held back	-	(2,725)
Less: issuance of shares	(37)	(45,509)
Less: contingent considerations	-	(1,254)
Less: non-controlling interests	-	(29)
Less: earn-outs	-	(350)

Cash Paid	4,310	76,927
Cash paid for disposed business, net of cash acquired	-	45,013
Cash Paid	$4,310	$121,940

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2012 Acquisitions

During 2012, the Company acquired four independent businesses and purchased the remaining non-controlling interest in one of its subsidiaries. The results of operations of these acquisitions have been included in the Company's consolidated financial statements  and include $3.1 million in revenue and the related loss was insignificant to the Company's overall net loss from continuing operations. None of these acquisitions were significant individually or in the aggregate to the Company's consolidated financial results and therefore, supplemental pro forma financial information is not presented.

2011 Acquisitions

During 2011, the Company completed acquisitions of nine franchises and 54 acquisitions of independent businesses, including 4 solid waste collection service businesses (Waste segment). In 2012 we disposed of the Waste segment. Refer to Note 2, “Discontinued Operations and Assets Held for Sale” for additional information regarding this disposal.  None of the remaining 59 acquisitions were significant individually to the Company’s consolidated financial statements.  In connection with the fiscal year 2011 acquisitions, the Company entered into certain contingent earn-out agreements. These agreements consisted of earn-out obligations, which were based on the achievement of negotiated levels of performance by two of our acquired businesses. One earn-out was settled in 2012 at a fair value of $0.3 million, while the second earn-out was expected to be settled with quarterly payments through December 31, 2013. Contingent consideration consisted of stock price protection guarantees on three acquisitions and was recorded at fair value at the date of acquisition and remeasured to fair value in each subsequent period. The contingent consideration was settled as follows:   June 2011 for $0.9 million; May 2011 for $1.4 million.

The results of operations of the 2011 acquisitions (excluding the Waste segment acquisitions) since their respective acquisition dates are included in the Company’s Consolidated Financial Statements. The Company’s Consolidated Financial Statements include $89.7 million of revenue and $15.0 million of net loss before income taxes from the 59 acquisitions made during the year ended December 31, 2011.

The following unaudited pro forma supplemental information presents the financial results as if the 59 acquisitions made during the year ended December 31, 2011 had occurred as of the beginning of the previous year:

2011
Unaudited pro forma supplemental information:

Revenue	$238,911

Net Loss from continuing operations, net of tax	$(31,207)

Pro forma adjustments include adjustments for a) additional depreciation and amortization of $2.9 million primarily related to the separately identifiable intangible assets recorded as part of the acquisition, and b) adjustments to eliminate acquisition and merger expenses of $6.1 million, pertaining to the costs incurred for these transactions.  This unaudited pro forma supplemental information has been prepared from the unaudited results of the acquired businesses for comparative purposes and does not purport to be indicative of what would have occurred had these acquisitions been completed at the earlier date.  Unaudited pro forma supplemental information does not include certain going-forward cost savings and synergies, which may be realized by the combined operations and accordingly, they may not be indicative of the future results of the Company.

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2011- Gain on Bargain Purchase

In connection with the Company’s 2011 acquisitions, the Company recorded income of $4.4 million in the accompanying Consolidated Statements of Operations and Comprehensive Loss as a "Gain from bargain purchase" resulting from the Company's acquisition of J.F. Daley International, LTD. (a chemical manufacturer, referred to as "Daley"). The Company recognized the gain on bargain purchase in accordance with ASC 805 and particularly sections 805-30-25 and 805-30-30 (collectively, "ASC 805"), based on its analysis described below.

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

●
Daley was operating under a forbearance agreement with its lender, which included significantly burdensome terms and requirements, which if not met would have resulted in the lender demanding immediate payment of its loan to Daley.  Additionally, Daley’s lender required a personal guarantor to the loan and it was the Company’s understanding that both the lender and Daley desired to end their creditor/debtor relationship.  As a result of the transaction with the Company, Daley was able to have significant pre-payment penalties under the terms of the forbearance agreement forgiven.

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

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets have been recognized in connection with the Company’s acquisitions and substantially all of the balance is expected to be fully deductible for income tax purposes over 15 years.  Changes in the carrying amount of goodwill and other intangibles during the years ended December 31, 2013 and 2012 were as follows:

Goodwill

	2013	2012
Gross balance- beginning	$107,228	$106,906
Additions related to acquisitions (Note 3)	150	1,550
Adjustment to the lower of carrying or fair market value for Assets Held for Sale (Note 2)	(4,703)	-
Reclassification of goodwill to Assets Held for Sale (Note 2)	(2,790)	-
Dispositions (Note 2)	-	(1,228)

Gross balance – ending	$99,885	$107,228
Accumulated impairment loss	(94,064)	(870)
Net balance – ending	$5,821	$106,358

In connection with its annual fourth quarter evaluation of goodwill, the Company elected to bypass the qualitative analysis step and proceed directly to step 1 of the goodwill impairment test.  This decision was based largely on the results of the third quarter interim impairment test that indicated the Company’s goodwill was at high risk of impairment given the narrow difference identified between fair value and book value.  Step 1 of the goodwill impairment test was performed with the assistance of an independent valuation specialist using the discounted cash flow method (“DCF”.)  Based on this analysis, it was determined that the Company’s net book value exceeded its fair value thereby necessitating the performance of step 2 of the goodwill impairment test.  The decrease in estimated fair value from the third quarter assessment is driven by a 5% increase in the Weighted Average Cost of Capital (“WACC”) that resulted primarily due to an increase in the subject company risk rate and to a lesser degree by increases in published risk free and beta rates.  The increase in the subject company risk rate reflects the impact of fourth quarter revenue results falling below expectations. In arriving at its estimate of fair value using the DCF approach, the Company also considered its market capitalization, which had decreased 20% since the third quarter assessment, and the resultant implied control premiums.

 In performing Step 2 of the impairment test, with the assistance of the valuation specialists, we compared the implied fair value of the reporting unit’s goodwill to its carrying value.  This test resulted in a non-cash impairment charge of $93.2 million.  The goodwill impairment can be attributed to the Company’s history of operating losses and continued deterioration of its stock price.

We believe the cash flow projections and valuation assumptions used were reasonable and consistent with market participants. The key variables that drive our cash flows are customer growth and attrition and operational efficiencies.  The terminal value growth rate assumption as well as the WACC rate both represent additional key variables in the DCF model.  The estimates and assumptions used are subject to uncertainty, including our ability to grow revenue and our profitability levels. Declines in the future performance and cash flows of the Company and continued declines in our market capitalization may result in additional impairment charges.

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Intangible Assets

	Weighted-average
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization	Net
At December 31, 2013
Customer relationships	8.9	$50,635	$(22,060)	$28,575
Non-compete agreements	4	9,098	(6,380)	2,718
Formulas	20	4,544	(545)	3,999
Trademarks/ Trade names	(A)	2,059	(340)	1,719
Total		$66,336	$(29,326)	$37,011

	Weighted-average
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization	Net
At December 31, 2012
Customer relationships	9	$53,312	$(16,542)	$36,770
Non-compete agreements	4	9,704	(4,728)	4,976
Formulas	20	4,544	(318)	4,226
Trademarks/ Trade names	(A)	2,189	(340)	1,849
Total		$69,749	$(21,928)	$47,821

(A) Indefinite life.

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

During 2013, approximately $2.5 million in customer relationships and non-compete assets were reclassified to assets held for sale as further discussed in Note 3, “Discontinued Operations and Assets Held for Sale.” The Company recorded $0.6 million in impairment losses related to customer relationships and non-compete agreements that was recognized and included in other expense, net. There were no impairments recognized for the year ended December 31, 2013.

Amortization expense was $8.1 million, $8.7 million, and $6.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, estimated future amortization of separately identifiable intangibles for each of the next five years and thereafter is: 2014 -$7.4 million, 2015 - $6.3 million, 2016 - $4.2 million, 2017 - $3.5 million, 2018 - $3.5 million thereafter - $10.4 million.

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — INVENTORY

Inventory is comprised of the following components at December 31, 2013 and 2012:

	2013	2012
Finished goods	$11,587	$11,595
Raw materials	2,042	3,202
Work in process	403	530

Total	$14,032	$15,327

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment, net as of December 31, 2013 and 2012 consist of the following:

	2013	2012
Items in service	$47,851	$43,253
Equipment, laundry facility equipment and furniture	9,456	12,294
Vehicles	2,723	3,132
Computer equipment	2,480	3,072
Computer software	7,236	7,971
Building and leasehold improvements	6,127	5,823
	75,873	75,545
Less: accumulated depreciation and amortization	(32,031)	(27,197)

Property and equipment, net	$43,842	$48,348

Depreciation and amortization expense on property and equipment for the years ended December 2013, 2012, and 2011 was $14.0 million, $12.3 million, and $6.5 million, respectively. The cost and accumulated depreciation of fully depreciated assets are removed from the accounts when assets are disposed.

As of December 31, 2013 and 2012, computer software includes costs of $6.1 million and $6.5 million, respectively, for upgrades to our enterprise reporting management system and the development of our technology platform for field service operations, accounting, billing and collections. The accumulated depreciation was $4.1 million and $3.4 million as of December 31, 2013 and 2012, respectively. The weighted average amortization period for capitalized software costs is 7 years. Depreciation and amortization expense for capitalized computer software costs was $0.9 million, $0.9 million, and $0.7 million during the years ended December 31, 2013, 2012, and 2011, respectively. At December 31, 2013, estimated amortization of computer software costs for each of the next five years is: 2014 -$0.8 million, 2015 - $0.4 million, 2016 - $0.3 million, 2017 - $0.2 million, and $0. 3 million thereafter.

As of December 31, 2013, property and equipment includes $0.9 million in recorded capital leases with $0.4 million in accumulated depreciation. The gross amount of property and equipment recorded under capital leases consists of $0.2 million in computers, $0.1 million in machinery and equipment and $0.6 million in dish machines.  As of December 31, 2012, property and equipment includes $3.2 million recorded in capital leases with $2.4 million in accumulated depreciation. The gross amount of property and equipment recorded under capital leases consists of $2.4 million in computers and $0.8 million in dish machines.

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — LONG-TERM DEBT AND OBLIGATIONS

The major components of debt as of December 31, 2013 and 2012 consist of the following:

	2013	2012
Acquisition related notes payables	$1,721	$3,909
Capital lease obligations and other financing	2,854	2,431
Convertible promissory notes, 4% notes maturing at various dates through September 30, 2016	2,679	8,089
Total debt and obligations	7,254	14,429
Amounts due within one year	(5,251)	(9,145)

Long-term debt and obligations	$2,003	$5,284

At December 31, 2013, principal debt payments due for each of the next five years and thereafter are: 2014 - $5.3 million, 2015 - $0.8 million, 2016 - $0.5 million, 2017 - $0.3 million, and thereafter – $0.4 million.

Acquisition Related Notes Payable

In connection with certain acquisitions, the Company incurred or assumed notes payable as part of the purchase price. Two of the seller notes payable totaling $1.4 million are secured by letters of credit and the remaining notes payable are secured by the Company. At December 31, 2013 and 2012, these obligations bore interest at rates ranging between 2.5% and 5.0%.

 Capital lease obligations and Other Financing

The Company has entered into capitalized lease obligations with third party finance companies to finance the cost of certain dish machines. At December 31, 2013 and 2012, these obligations bore interest at rates ranging between 3.0% and 18.4%.  The Company has also entered into notes payables with third party finance companies to pay various insurance premiums.  At December 31, 2013 and 2012, these obligations bore interest at rates ranging between 2.1% and 2.5%.

In connection with the acquisition of Choice, the Company entered into capital leases that had initial terms of five or ten years with companies owned by former shareholders of Choice, to finance the cost of leasing office buildings and properties, including warehouses.  The Company sold its Waste segment during the fourth quarter of 2012, as more fully described in Note 2, “Discontinued Operations and Assets Held for Sale” and in connection therewith, transferred all remaining capital lease obligations to the buyers.

Convertible promissory notes

During 2011 and 2010, the Company issued nine convertible promissory notes with an aggregate principal value of $17.5 million, as part of total consideration paid for acquisitions, that were recorded at fair value on the date of issuance. Seven of these notes were converted into common stock by the holder at fixed conversion prices between $3.81 and $5.68.  The other two notes were called by the Company and settled with shares of common stock at trading prices of $3.54 and $3.74.  In the aggregate the Company issued 4,069,773 shares of common stock and paid $0.8 million cash in connection with the settlement of these transactions during 2011.

During 2012 and 2011, the Company issued eighteen convertible promissory notes with an aggregate principal value of $10.9 million as part of total consideration paid for acquisitions that were recorded at fair value on the date of issuance. The Company makes quarterly cash payments through each note’s maturity date. The ability to settle these notes with shares exist at the Company’s election into a maximum of 2,823,853 shares of common stock. The Company may settle these notes at any time prior to and including the maturity date any portion of the outstanding principal amount, plus accrued interest in a combination of cash and shares of common stock. To the extent that the Company’s common stock is part of such settlement, the settlement price is the most recent closing price of the Company’s common stock on the trading day prior to the date of settlement.  Although none of these notes have been settled to date with shares, if all notes outstanding at December 31, 2013 were to be settled with shares, the Company would issue approximately 1,825,798 shares of common stock. These notes do not require remeasurement to fair value after the business combination dates.

During 2011, the Company issued two convertible promissory notes with an aggregate principal value of $3.4 million as part of total consideration paid for acquisitions and were recorded at fair value on the date of issuance, maturing in 2012 and 2013. The holder was able to convert all or a portion of the principal and interest into shares of the Company’s common stock at any time, but not later than the maturity date at a fixed conversion rate of $5.00 per share. In addition, the Company had the option to deliver at any time prior to and including the maturity date any portion of the outstanding principal and accrued interest in shares of common stock. The conversion price at which the principal and accrued interest subject to settlement would be converted to common stock is the lesser of (i) the volume weighted average price for the five trading days on NASDAQ immediately prior to the date of conversion, and (ii) the fixed conversion rate; provided, however, that the closing price per share of common stock as reported on NASDAQ on the trading day immediately preceding the date of conversion was not less than $5.00. The notes were convertible by the holder into a maximum 675,040 shares of the Company’s common stock although conversion never occurred. The Company made the last required cash payment on these notes during the fourth quarter of 2012.  These notes were carried at fair value and the Company adjusted their carrying value to fair value through operating results as described further in Note 8, “Fair Value Measurements."

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equipment Financing

In August 2011, the Company entered into an agreement, which provided financing up to $16.4 million for new and used trucks, carts, compactors, and containers for the Waste segment. The financing consisted of one or more fixed rate loans that had a term of five years. The interest rate for borrowings under this facility was determined at the time of each such borrowing and was based on a spread over the five year U.S. swap rate. The commitment letter had an expiration date of February 2012, with a renewal option of six months, if approved. During 2011, the Company made borrowings of $8.9 million at an average interest rate of 3.55%.  Separately in August 2011, the Company entered into an agreement to finance new and replacement vehicles for its fleet that allowed for one or more fixed rate loans totaling, in the aggregate, no more than $18.6 million. The commitment, which expired in June 2012, was secured by Waste segment’s vehicles and containers. The interest rate for borrowings under this facility were determined at the time of the loan and were based on a spread above the U.S. swap rate for the applicable term, either four or five years. Borrowings under this loan commitment were subject to the same financial covenants as the $100.0 million credit facility discussed below and were $6.9 million during 2011. Borrowings under these agreements were subsequently paid off using proceeds from the disposition of the Waste segment as discussed in Note 2, “Discontinued Operations and Assets Held for Sale.”

2011 Revolving Credit Facilities

In March 2011, we entered into a $100.0 million senior secured revolving Credit Facility (the "Credit Facility"), which replaced the Company’s former credit facilities. Under the Credit Facility, the Company had an initial borrowing availability of $32.5 million, which increased to the fully committed $100.0 million upon delivery of our unaudited quarterly financial statements for the quarter ended March 31, 2011 and satisfaction of certain financial covenants regarding leverage and coverage ratios and a minimum liquidity requirement, which requirements we met as of March 31, 2011.   Borrowings under the Credit Facility were secured by a first priority lien on substantially all existing and subsequently acquired assets, including $25.0 million of cash on borrowings in excess of $75.0 million. Furthermore, borrowings under the facility were guaranteed by all domestic subsidiaries and secured by substantially all assets and stock of domestic subsidiaries and substantially all stock of foreign subsidiaries. Interest on borrowings under the Credit Facility typically accrued at London Interbank Offered Rate (“LIBOR”) plus 2.5% to 4.0%, depending on the ratio of senior debt to “Adjusted EBITDA” (as such term is defined in the credit facility, which included specified adjustments and allowances authorized by the lender). During 2011, interest accrued based on LIBOR plus 2.5%. The Company also had the option to request swingline loans and borrowings using a base rate. Interest was payable monthly or quarterly on all outstanding borrowings.

Borrowings and availability under the Credit Facility were subject to compliance with financial covenants, including achieving specified consolidated Adjusted EBITDA levels and maintaining leverage and coverage ratios and a minimum liquidity requirement. The Credit Facility also placed restrictions on our ability to incur additional indebtedness, to make certain acquisitions, to create liens or other encumbrances, to sell or otherwise dispose of assets, and to merge or consolidate with other entities or enter into a change of control transaction. In August 2011, the Company entered into an amendment to the Credit Facility that modified the covenants, including an increase in permitted new indebtedness to $40.0 million. The Credit Facility was subject to other standard default provisions.  During 2012, we amended our Credit Facility with Wells Fargo Bank, National Association on each of April 12, 2012, May 15, 2012, June 28, 2012, July 30, 2012, August 31, 2012, September 27, 2012, and October 31, 2012, in each case, primarily to extend the dates by which we were required to file our 2011 Form 10-K and Forms 10-Q for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012 and to avoid potential defaults for not timely filing these reports. In addition, the August 31, 2012 amendment reduced the Company’s maximum borrowing limit to $50.0 million, provided that the Company met certain borrowing base requirements. The September 27, 2012 amendment further reduced the Company’s maximum borrowing limit to $25.0 million, provided that the Company met certain modified borrowing base requirements. The October 31, 2012 amendment required the Company to place certain amounts in a collateral account under the sole control of the administrative agent to meet the Company’s unencumbered liquidity requirements. In connection with the sale of our Waste segment on November 15, 2012, as discussed in Note 2 “Discontinued Operations and Assets Held for Sale,” we paid off the Credit Facility which resulted in its termination.

NOTE 8 — FAIR VALUE MEASUREMENTS

The fair value of the above convertible promissory notes issued as part of acquisitions is based primarily on a Black-Scholes pricing model. The significant management assumptions and estimates used in determining the fair value include the expected term and volatility of the Company’s common stock. The expected volatility is based on an analysis of industry peer's historical stock price over the term of the note, which is estimated at approximately 25.0%. The Company believes that using a peer group stock volatility rate is appropriate given the Company’s relatively short history as a public company, which involved a high growth phase and the audit committee investigation, discussed further in Note 15 “Commitments and Contingencies,” which resulted in the delinquent filings of certain of the Company's financial statement filings with the SEC related to 2011 and 2012. The convertible promissory notes are Level 3 financial instruments since they are not traded on an active market and there are unobservable inputs, such as expected volatility used to determine the fair value of these instruments.

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, during 2011, the Company issued an earn-out that was to be settled in up to 90,909 shares held in escrow within one year from the date of acquisition or once the acquired business’s revenue achieves an agreed upon level. In 2012, the Company released from escrow all 90,909 shares of common stock to the sellers. The following table is a reconciliation of changes in fair value of the notes and contingent earn-outs that are required to be marked to market each subsequent reporting period under generally acceptable accounting principles, and have been classified as Level 3 in the fair value hierarchy for the years ended December 31, 2013 and 2012:

	2013	2012

Balance at beginning of period	$886	$3,129
Settlement/conversion of convertible promissory notes	(886)	(2,177)
Net gain included in earnings	-	(66)

Balance at end of period	$-	$886

The amount of gains included in earnings attributable to the change in gains relating to liabilities still held at the end of the period	$-	$71

In connection with a distribution agreement entered into in December 2010, the Company provided a guarantee that the distributor's operating cash flows associated with the agreement would not fall below certain agreed-to minimums, subject to certain pre-defined conditions, over the ten year term of the distribution agreement. If the distributor's annual operating cash flow does fall below the agreed-to annual minimums, the Company will reimburse the distributor for any such short fall up to a pre-designated amount. No value was assigned to the fair value of the guarantee at December 31, 2013 and December 31, 2012 based on a probability assessment of the projected cash flows. This liability would be considered a Level 3 financial instruments given the unobservable inputs used in the projected cash flow model. There have been no transfers between Level 1, 2, and 3 financial instruments during the three years ended December 31, 2013.

Non-Recurring Fair Value Measurements

 The asset held for sale balance at December 31, 2013 is $4.5 million.  There were no assets held for sale at December 31, 2012.  Total impairment adjustments to the estimated fair value of the Company’s assets held for sale for the twelve months ended December 31, 2013 were $6.4 million.  Fair value is based on the estimated net proceeds from the sale of the assets which are derived based on a number of factors; including standard industry multiples of revenues or operating metrics and the status of ongoing sales negotiations and asset purchase agreements where available.  Our estimates of fair value are regularly reviewed and subject to changes based on market conditions, changes in the customer base of the operations or routes and our continuing evaluation as to the facility's acceptable sale price. These assets are measured using Level 3 inputs.

NOTE 9 — ADVANCES FROM SHAREHOLDERS

In August 2010, the Company borrowed $2.0 million for working capital purposes, pursuant to an unsecured note payable to one of its shareholders that bore interest at the short-term Applicable Federal Rate. The note was paid in full following the sale of the Waste segment which is discussed in Note 2 “Discontinued Operations and Assets Held for Sale”. As of the date of the Merger, the Company had borrowed $21.4 million under an unsecured note payable to one of its shareholders. The note bore interest at the one month LIBOR plus 2.0%. Interest accrued on the note was included in accrued expenses and was $0.8 million as of the date of the Merger. These advances plus accrued interest were converted into equity upon completion of the Merger.

NOTE 10 —OTHER RELATED PARTY TRANSACTIONS

The Company agreed to pay an entity, related by common ownership with one of the shareholders, a fee for services provided, including product development, marketing and branding strategy, and management advisory services.  Service fees paid during fiscal years 2013, 2012 and 2011 were $0.0 million, $0.0 million, and $0.1 million, respectively.

The Company paid fees for training course development and utilization of the delivery platform from a company, the majority of which is owned by a partnership in which a shareholder and another director have a controlling interest.  Fees paid during fiscal years 2013, 2012 and 2011 were $0.1 million, $0.1 million and $0.2 million, respectively.

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company purchased chemical products from two entities owned, in full or in part, by a Company employee. Purchases were $7.2 million, $7.4 million and $4.0 million for the fiscal years ended 2013, 2012, and 2011, respectively.  At December 31, 2013 and 2012, the Company has $0.6 million and $0.5 million included in accounts payable to these entities, respectively.

During the year ended December 31, 2013, the Company was obligated to make lease payments pursuant to certain real property and equipment lease agreements with employees that were former owners of acquired companies. During 2013, 2012, and 2011, the Company paid $1.2 million, $1.3 million and $0.7 million, respectively, related to these leases.

In connection with the acquisition of Choice, we entered into capital leases that had initial terms of five or ten years with companies owned by former shareholders of Choice, to finance the cost of leasing office buildings and properties, including warehouses.  The Company sold its Waste segment, which consisted principally of Choice, during the fourth quarter of 2012, as more fully described in Note 2, “Discontinued Operations and Assets Held for Sale,” and in connection therewith transferred all remaining capital lease obligations to the buyers.

NOTE 11 — INCOME TAXES

Net loss from continuing operations before income taxes for the years ended December 31, 2013, 2012 and 2011 includes:

	2013	2012	2011
Domestic	$(152,061)	$(61,400)	$(41,064)
Foreign	(1,065)	(622)	(275)

Net loss from continuing operations before income taxes	$(153,126)	$(62,022)	$(41,339)

The components of the (benefit) provision for income taxes on continuing operations for the years ended December 31, 2013, 2012 and 2011 includes:

	2013	2012	2011

Current Federal, state and foreign	$(41)	$383	$100
Deferred:
Federal and state	(2,596)	18,565	(16,542)
Foreign	43	(195)	(174)
Total (benefit) provision for income taxes	$(2,594)	$18,753	$(16,616)

A reconciliation of the statutory U.S. Federal income tax rate to the Company’s effective income tax rate applicable to continuing operations for the years ended December 31, 2013, 2012, and 2011 is as follows:

	2013	2012	2011

U.S. Federal statutory rate	35%	35%	35%
State and local taxes, net of Federal benefit	3	3	3
Goodwill impairment	(3)	-	-
Debt conversion costs	-	-	(4)
Non-deductible merger expenses	-	-	(1)
Change in valuation allowance	(33)	(68)	7

Effective income tax rate	2%	(30)%	40%

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets and liabilities from continuing operations are as follows:

	2013	2012
Deferred tax assets
Basis difference in goodwill	$29,040	$-
Net operating loss carryforward	39,772	20,217
Basis difference in other intangible assets	2,838	654
Stock based compensation	3,382	2,921
Allowance for uncollectible receivables	908	953
State basis difference in property and equipment	916	-
Inventory	1,559	66
Accrued liabilities	2,205	-
Other	127	522
Total deferred income tax assets	80,747	25,333
Valuation allowance	(71,363)	(13,158)
Net deferred tax assets	9,384	12,175

Deferred tax liabilities
Basis difference in property and equipment	9,502	12,017
Basis difference in goodwill	-	2,836
Total deferred tax liabilities	9,502	14,853

Total net deferred income tax liabilities	$(118)	$(2,678)

The net deferred income tax liability of $0.1 million as of December 31, 2013 consists of the current asset of $0.9 million and non-current liability of $1.0 million The total net deferred income tax asset of $2.7 million as of December 31, 2012 consists of the current asset of $2.0 million and non-current liability of $4.7 million. The net deferred income tax liability of $2.7 million as of December 31, 2012 consists of the current asset of $2.0 million and non-current liability of $4.7 million.

For the year ended December 31, 2012, there was a deferred tax liability associated with excess book over tax goodwill.  As goodwill is considered to be an indefinite lived intangible, this associated deferred tax liability is not allowed to be netted with other deferred tax assets in determining the need for a valuation allowance.  This resulted in an overall net deferred tax liability after applying the valuation allowance.

Due to the impairment of goodwill for book purposes as of December 31, 2013, a deferred tax asset now exists related to goodwill.  Given the change from 2012 to 2013, from a deferred tax liability to a deferred tax asset, a tax benefit for 2013 of approximately $2.6 million was recognized.

On September 13, 2013 the U.S. Department of the Treasury issued final regulations that provide guidance on capitalization of tangible property.  These regulations will result in our adoption of certain accounting method changes with respect to property and equipment, inventory and supplies.  We are currently analyzing these accounting method changes, which will be adopted during the 2014 tax year, but we do not believe they will have a material impact on the consolidated financial statements.

The Company has incurred significant net losses for financial reporting purposes. Recognition of deferred tax assets will require generation of future taxable income. A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. During the twelve month period ended December 31, 2013, the Company concluded that the likelihood of realization of the benefits associated with its U.S. deferred tax assets does not reach the level of more likely than not.  As a result, the Company continues to recognize a full valuation allowance on all U.S. deferred tax assets as of at December 31, 2013.   As of each reporting date, the Company will consider new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets.  The Company does not consider the deferred tax liabilities related to indefinite lived intangible assets when determining the need for a valuation allowance.

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2013 and 2012, net operating loss (“NOL”) carryforwards for federal income tax purposes were $102.3 million and $50.5 million. The Federal NOL’s will begin to expire in 2030 and the various state NOL’s will begin to expire between the years 2025 and 2030.

We have no recorded uncertain tax positions, therefore, there would be no impact to the effective tax rate. The Company includes interest and penalties accrued in the consolidated financial statements as a component of interest expense. No significant amounts were required to be recorded as of December 31, 2013 and 2012 or during the three year period ended December 31, 2013. The tax years ended December 31, 2010 through December 31, 2013 are considered to be open under statute and therefore may be subject to examination by the Internal Revenue Service and various state jurisdictions. We do not expect the  unrecognized tax benefits to change significantly  over the next 12 months.

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

Other Stock Issuances

During 2011, in connection with the acquisition of Choice, the Company issued 8,281,920 shares of our common stock valued at $48.8 million as discussed further in Note 2, “Discontinued Operations and Assets Held for Sale.”  Additionally, during 2011, the Company issued 8,000,143 shares of our common stock valued at $51.9 million in connection with acquisitions, excluding those of the former Waste segment, and purchases of property and equipment.

Comprehensive Income

A summary of the changes in each component of accumulated other comprehensive loss for the year ended December 31,  2013 is provided below:

	Foreign exchange	Defined Benefit Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$(61)	$(938)	$(999)
Current period other comprehensive income	(33)	503	470
Balance at December 31, 2013	$(94)	$(435)	$(529)

Stock Based Compensation

In November 2010, our board of directors approved, subject to shareholder approval, the Swisher Hygiene Inc. 2010 Stock Incentive Plan (the “SIP Plan”) to attract, retain, motivate and reward key officers and employees. The SIP Plan, which was approved by shareholders in May 2011 allows for the grant of stock options, restricted stock units and other equity instruments up to a total of 11,400,000 shares of Company’s common stock.

All options are exercisable at a price equal to the fair market value of the Company’s common stock on the date of grant.  Options generally vest in four equal annual installments beginning on the first anniversary of the grant date and generally expire ten years from the date of grant.  Restricted stock units are issued at the closing market value of the Company’s common stock on the date immediately preceding the grant and generally vest over four years with the first vesting occurring twelve months after the award and the remaining vesting occurring on the subsequent anniversary dates of the award.  Recipients of both options and restricted stock units may not sell or transfer their shares until the recipient receives the shares underlying the award.

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Activity

A summary of the Company’s stock option activity and related information for 2013 and 2012 is as follows:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(in years)	Aggregate Intrinsic Value (in millions)

Balance at December 31, 2011	3,241,324	$5.02
Options granted	1,252,116	$2.27
Options cancelled	(1,439,118)	$3.99
	-	$
Balance at December 31, 2012	3,054,322	$4.38
Options granted	3,216,316	$0.79
Options cancelled	(1,011,358)	$4.61
Options exercised	-	$

Balance at December 31, 2013	5,259,280	$2.20	8.6	$0

Expected to Vest after December 31, 2013	2,754,932	1.46	9.3	$0
Exercisable at December 31, 2013	1,090,098	4.34	6.2	$0

The aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable.  Total intrinsic value of options at time of exercise was $0.0 million, $0.0 million and $4.9 million for 2013, 2012 and 2011, respectively.  The weighted average grant-date fair value of options granted was $0.28, $0.72 and $2.02 for 2013, 2012 and 2011, respectively

In connection with the Merger, options previously issued by CoolBrands that were outstanding at the date of the Merger were fully vested and all related compensation expense was recognized by CoolBrands prior to November 2, 2010, the Merger date. During 2011, 705,000 options were exercised at a weighted average price of $0.88 and an aggregate intrinsic value of $3.3 million. At December 31, 2011, 175,000 options remain outstanding and exercisable at a weighted average price of $0.79, weighted average remaining contractual life of 2.6 years and an aggregate intrinsic value of $0.6 million. At December 31, 2012, 175,000 options remain outstanding and exercisable at a weighted average price of $0.79, weighted average remaining contractual life of 1.6 years and an aggregate intrinsic value of $0.2 million. At December 31, 2013, 175,000 options remain outstanding and exercisable at a weighted average price of $0.79, weighted average remaining contractual life of 0.6 years and an aggregate intrinsic value of $0.0 million.

The exercise prices for options granted during 2013 and 2012 ranged from $0.59 to $0.93 per share and $1.82 to $3.74 per share, respectively.

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

A summary of the Company’s restricted stock activity for 2013 and 2012 is as follows:

		Weighted-	Aggregate
	Number of	Average	Intrinsic
	Restricted	Grant Date	Value
	Stock Units	Fair Value	(in millions)

Balance at December 31, 2011	2,748,966	$5.03	$12.7
Granted	89,927	$1.93
Vested	(1,049,962)	$5.25
Forfeited	(891,448)	$4.31

Balance at December 31, 2012	897,483	$5.15	$1.6
Granted	322,365	$1.23
Vested	(669,536)	$3.16
Forfeited	(167,977)	$4.05

Balance at December 31, 2013	382,335	$5.61	$0.2

Stock Based Compensation

Stock based compensation cost for stock options as calculated by the Company using Black-Scholes option-pricing model with the following assumptions:

	2013	2012	2011

Expected dividend yield	-	-	-
Risk free interest rate	1.5% - 1.9%	0.9% - 1.2%	1.2% – 2.5%
Expected volatility	30.7%	30.7%	30.7%
Expected life (years)	6.25	6.25	6.25

The expected dividend yield was assumed to be zero as we have not paid, and do not anticipate paying, cash dividends on our shares of common stock. The risk-free interest rate is determined based on a yield curve of U.S. treasury rates based on the expected life of the options granted. The expected volatility was based on an analysis of industry peers historical stock price and the terms of the equity awards.  The Company believes that using a peer group stock volatility rate is appropriate given the Company’s relatively short history as a public company, which involved a high growth phase and the audit committee investigation  discussed further in Note 15 “Commitments and Contingencies,” both of which occurred in 2011 and 2012, respectively.  The expected life is based on the simplified method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected life of our stock options. The Company estimates forfeitures based on historic turnover by relevant employee categories.  The Company recognizes stock based compensation on a straight line basis over the requisite service period.

For the years ending December 31, 2013, 2012 and 2011, the Company recognized stock based compensation expense of $2.9 million, $3.5 million and $4.6 million, respectively, in the Consolidated Statement of Operations for both stock options and restricted stock units.  At December 31, 2013, the total unrecognized compensation costs related to outstanding stock options and restricted stock units is $2.7 million.

Subsequent to the Company’s notification from NASDAQ in June of 2013, that indicated the Company had completed all outstanding filing requirements and had regained compliance with NASDAQ listing rules, the Company was in a position to settle previously vested RSUs. During 2013, the Company issued the underlying 832,819 shares of common stock and withheld 274,061 shares to cover the required statutory withholding tax totaling $0.2 million, which was determined based on the closing price of our common stock on the date of issuance.  These shares are considered retired under the provisions of the Swisher Hygiene Inc. 2010 Stock Incentive Plan. See Note 15, "Commitments and Contingencies" - in the Other Related Matters section.

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

In November 2006, the board of directors of CoolBrands issued to a director of the Company, and certain parties related to the director, warrants to purchase up to 5,500,000 common shares of CoolBrands at an exercise price of $0.50 in Canadian dollars per warrant. As part of the Merger the holder of the warrants would be entitled to receive common shares of Swisher Hygiene Inc. in lieu of common shares of CoolBrands upon exercise of the warrants. In May 2011, all the warrants were exercised and as a result, we received cash of approximately $2.8 million in U.S. dollars.

NOTE 13 — RETIREMENT PLAN

An acquired subsidiary of CoolBrands maintained a defined benefit pension plan (the "Plan") covering substantially all salaried and certain executive employees. Subsequent to the acquisition of this subsidiary in 2000 by CoolBrands, all future participation and all benefits under the Plan were frozen. The Plan provides retirement benefits based primarily on employee compensation and years of service up to the date of acquisition. As part of the Merger, on November 2, 2010, Swisher recorded the net underfunded pension obligation of $0.6 million.

The following table reconciles the changes in benefit obligations and Plan assets as of December 31, 2013 and 2012 and reconciles the funded status to accrued benefit cost at December 31, 2013 and 2012:

Benefit Obligation (In thousands)

At December 31, 2011	$3,157
Interest cost	131
Actuarial loss	239
Benefit payments	(106)

At December 31, 2012	3,421
Interest cost	125
Actuarial gain	(353)
Benefit payments	(117)

At December 31, 2013	$3,076

Plan Assets (In thousands)

At December 31, 2011	$1,833
Actual return on plan assets	196
Employer contributions	122
Benefit payments	(106)

At December 31, 2012	2,045
Actual return on plan assets	282
Employer contributions	21
Benefit payments	(117)

At December 31, 2013	$2,231

As of December 31, 2013 and 2012, the net underfunded status of the defined benefit plan is $0.8 million and $1.4 million, respectively, which is recognized as accrued benefit cost in other long-term liabilities on the Consolidated Financial Statements.  Unrecognized (gains) losses recorded in accumulated other comprehensive loss in the consolidated financial statements were ($0.5) million, $0.1 million and $0.9 million for the periods ended December 31, 2013, 2012 and 2011, respectively.

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the components of the net periodic benefit cost (income) for each of the respective fiscal years:

	2013	2012	2011

Interest cost	$125	$131	$132
Expected return on Plan assets	(149)	(138)	(150)
Recognized net actuarial loss	27	21	-
Net periodic benefit cost (income)	$3	$14	$(18)

The key assumptions used in the measurement of the benefit obligation are the discount rate and the expected return on Plan assets for each of the respective years are:

	2013	2012	2011

Discount rate	4.6%	3.7%	4.2%
Expected return on Plan assets	7.5%	7.5%	7.5%

The rate used to discount pension benefit plan liabilities was based on the Citigroup Pension Discount Curve at December 31, 2013 and 2012. The estimated future cash flows for the pension obligation were matched to the corresponding rates on the yield curve to derive a weighted average discount rate.

The expected return on Plan assets was developed by determining projected stock and bond returns and then applying these returns to the target asset allocations of the employee benefit trusts, resulting in a weighted average return on Plan assets. The actual historical returns of the Plan assets were also considered.

Based on the latest actuarial report as of December 31, 2013, the Company expects that there will be minimum regulatory funding requirements of $0.1 million that will need to be made during fiscal 2014.

Expected benefit payments under the Plan over future years are:  2014 - $0.1 million, 2015 - $0.1 million, 2016 - $0.1 million, 2017 - $0.1 million, 2018 - $0.2 million and 2019 to 2023 – $0.9 million.

Plan Assets

The Company’s investment strategy is to obtain the highest possible return commensurate with the level of assumed risk. Investments are well diversified within each of the major asset categories. The Company’s allocation of Plan assets and target allocations are as follows:

	Fair Value Measurements
	Level 1 as of December 31,
	2013	2012
Equities:
U. S.	$1,205	$971
International	340	323
Fixed Income:
U. S.	554	588
International	81	84
Cash, cash equivalents and other	51	79

Total	$2,231	$2,045

The U.S. and International equities are actively traded on a public exchange and are considered Level 1 assets. The fixed income securities are corporate and government bonds that are valued based on prices in active markets for identical transactions and are considered Level 1 assets. There were no Plan assets categorized as Level 2 or Level 3 as of December 31, 2013 or 2012. There were no significant transfers between Level 1, 2, or Level 3 during the fiscal years 2013 or 2012. See Note 1, “Operations and Summary of Significant Accounting Policies,” for a description of the fair value hierarchy.

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — (LOSS) EARNINGS PER SHARE

Basic net loss from continuing operations and discontinuing operations attributable to common stockholders per share is computed by dividing the applicable net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. The following were not included in the computation of diluted net loss or earnings per share for 2013 as their inclusion would be antidilutive:

•	Stock options and unvested restricted units to purchase 382,335 shares of common stock; the effect of outstanding contingently convertible promissory notes.

The following were not included in the computation of diluted net loss per share for 2012 as their inclusion would be antidilutive:

•	Stock options and unvested restricted units to purchase 3,951,803 shares of common stock; the effect of outstanding contingently convertible promissory notes.

The following were not included in the computation of diluted net loss per share for 2011 as their inclusion would be antidilutive:

•
Warrants to purchase 5,500,000 shares of common stock at $0.50 per share that were exercised in May 2011 for the period prior to exercise during 2011; stock options and unvested restricted units to purchase 1,346,512 shares of common stock; the effect of outstanding contingently convertible promissory notes.

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

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 30, 2012, the Company, and its former CEO and former CFO filed a motion with the United States Judicial Panel on Multidistrict Litigation ("MDL Panel") to centralize all of the cases in the Western District of North Carolina by requesting that the actions filed in the Southern District of New York be transferred to the Western District of North Carolina.

In light of the motion to centralize the cases in the Western District of North Carolina, the Company, its former CEO and former CFO requested from both courts a stay of all proceedings pending the MDL Panel's ruling. On June 4, 2012, the Southern District of New York adjourned all pending dates in the cases in light of the motion to transfer filed before the MDL Panel. On June 13, 2012, the Western District of North Carolina issued a stay of proceedings pending a ruling by the MDL Panel.

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

On April 24, 2013, lead plaintiffs filed their first amended consolidated class action complaint (the "Class Action Complaint") asserting similar claims as those previously alleged as well as additional allegations stemming from the Company's restated financial statements. The Class Action Complaint also named the Company's former Senior Vice President and Treasurer as an additional defendant who has since been dismissed from the case. On June 24, 2013, defendants moved to dismiss the Class Action Complaint.  Briefing on the motions to dismiss was completed on August 9, 2013.

On June 11, 2013, an individual action was filed in the U.S. District Court for the Southern District of Florida captioned Miller, et al. v. Swisher Hygiene, Inc., et al., No. 0:13-CV-61292-JAL, against the Company, its former CEO and former CFO, and a former Company director, bringing state and federal claims founded on the allegations that in deciding to sell their company to the Company, plaintiffs relied on defendants' statements about such things as the Company's accounting and internal controls, which, in light of Swisher's restatement of its financial statements, were false. On July 17, 2013, the Company notified the MDL Panel of this action, and requested that it be transferred and centralized in the Western District of North Carolina with the other actions pending there. On July 23, 2013, the MDL Panel issued a Conditional Transfer Order (the "CTO"), conditionally transferring the case to the Western District of North Carolina. On July 29, 2013, plaintiffs notified the MDL Panel that they would seek to vacate the CTO. In light of the proceedings in the MDL Panel, defendants requested that the Southern District of Florida stay all proceedings pending the MDL Panel's ruling. On August 6, 2013, the Southern District of Florida issued a stay of all proceedings pending a ruling by the MDL Panel.  On October 2, 2013, following a briefing on the issue of whether the CTO should be vacated, the MDL Panel issued an order transferring the action to the Western District of North Carolina. The Company and the individual defendants will file motions to dismiss the complaint on March 20, 2014.

Although the Company continues to believe it has meritorious defenses to the asserted claims to the securities class actions in the United States, the defendants and plaintiffs agreed to the terms of a settlement and on February 5, 2014 executed a settlement agreement that, following approval by the Western District of North Carolina, will resolve all claims in the securities class actions pending there (the "Settlement").  The Settlement provides that the defendants will make a set cash payment totaling $5,500,000, all from insurance proceeds, to settle all of the securities class actions and full and complete releases will be provided to defendants. On March 11, 2014, the Western District of North Carolina issued a preliminary order approving the Settlement, and scheduled a hearing for August 6, 2014.

On December 17, 2013, a purported stockholder commenced  putative securities class action on behalf of purchasers of the Company’s common stock filed in the Ontario Superior Court of Justice captioned Edwards v. Swisher Hygiene, Inc., et al., CV 13-20282 CF, against the Company, the former CEO and former CFO.  The action alleges claims under Canadian law for alleged misrepresentations of the Company’s financial position relating to its business acquisitions.

Demands and Additional Derivative Litigation

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

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other Litigation

Under the terms of an agreement pursuant to which the Company sold one of its businesses, the Company accepted responsibility for resolving certain litigation. One such matter involved a contractual dispute between the business sold and a third party plaintiff that contended it was owed a sales commission or royalty under a purported contract with the Company’s former business that began prior to the Company owning such former business and was to expire subsequent to the date the Company sold the business.  While the Company, acting on behalf of the sold business, disputed the validity of the purported contract and the amounts claimed during a non-jury trial in December 2013, final judgment was entered on behalf of the plaintiff in the amount of $1.6 million, plus pre-judgment interest, fees and costs, totaling $2.4 million.  The Company and plaintiff agreed to a final settlement of $1.9 million which was paid in February 2014 and accrued as of December 31, 2013.  The Company is currently reviewing action to recoup some or all of the judgment from third parties, however at this time the Company is unable to predict how much, if any, amounts will be recouped or provide an estimate of the range of any such amount.

Other Matters

The Company has been contacted by the staff of the Atlanta Regional Office of the SEC and by the United States Attorney's Office for the Western District of North Carolina (the "U.S. Attorney's Office") after publicly announcing the Audit Committee's internal review and the delays in filing our periodic reports. The Company has been asked to make certain individuals available and to provide certain information about these matters to the SEC and the U.S. Attorney's Office. The Company is fully cooperating with the SEC and the U.S. Attorney's Office. Any action by the SEC, the U.S. Attorney's Office or other government agency could result in criminal or civil sanctions against the Company and/or certain of its current or former officers, directors or employees.

On July 17, 2013, the Company received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq") indicating that the Company is not in compliance with the minimum bid price requirement of $1.00 per share set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing on The Nasdaq Global Select Market.  The Nasdaq Listing Rules require listed securities to maintain a minimum bid price of $1.00 per share and, based upon the closing bid price for the 30 consecutive business days ended July 16, 2013, the Company did not meet this requirement. The Company was initially provided a 180 day period in which to regain compliance.  Following the initial 180 day period, on January 9, 2014, the Company requested the transfer of its listing to The Nasdaq Capital Market from The Nasdaq Global Market and, on January 13, 2014, The Nasdaq Listing Qualifications Department approved such transfer.  In connection with the Company’s transfer, the Company was provided an additional 180 day period to regain compliance with the minimum bid price requirement of $1.00 per share set forth in Nasdaq Listing Rule 5450(a)(1). If at any time during this period the closing bid price of the Company’s common stock is at least $1.00 for a minimum of ten consecutive business days, the Company will receive a written confirmation of compliance from Nasdaq and the matter will be closed. If necessary to cure the deficiency, the Company will effect a reverse stock split during this additional 180 day compliance period.

As previously disclosed, on September 16, 2013, William M. Pierce was appointed the President and Chief Executive Officer of the Company, effective September 10, 2013.  As a result of his appointment, Mr. Pierce is no longer considered an "independent" director for purposes of Audit Committee membership, and as such, Mr. Pierce resigned as a member of the Company’s Audit Committee, effective September 10, 2013.  On September 20, 2013, the Company received a notification from Nasdaq that, as a result of Mr. Pierce's resignation from the Audit Committee, the Company was no longer in compliance with Nasdaq’s audit committee requirements as set forth in Nasdaq Listing Rule 5605 which requires the Audit Committee be composed of at least three members.  In accordance with Nasdaq Listing Rule 5605(c)(4), the Company has until the earlier of the Company's next annual shareholders' meeting or September 10, 2014 to regain compliance with the Audit Committee membership requirement. The Company expects to appoint an additional independent director to serve on the Audit Committee during the cure period.

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase Obligations and Leases

In connection with a distribution agreement entered into in December 2010, the Company provided a guarantee that the distributor's operating cash flows associated with the agreement would not fall below certain agreed-to minimums, subject to certain pre-defined conditions, over the ten year term of the distribution agreement. If the distributor's annual operating cash flow does fall below the agreed-to annual minimums, the Company will reimburse the distributor for any such short fall up to a pre-designated amount. As discussed in Note, 8 “Fair Value Measurements” no value was assigned to the fair value of the guarantee at December 31, 2013 and December 31, 2012 based on a probability assessment of the projected cash flows. Management currently does not believe that it is probable that any amounts will be paid under this agreement and thus there is no amount accrued for the guarantee in the Consolidated Financial Statements.

The Company entered into a Manufacturing and Supply Agreement (the "Cavalier Agreement") with another plant in conjunction with its acquisition of Sanolite in July of 2011.  The Cavalier Agreement, which was scheduled to expire on December 31, 2012, was extended for an additional two year period with an automatic 18-month renewal term and a 6-month termination option.  The Cavalier Agreement provides for pricing adjustments, up or down, on the first of each month based on the vendor's actual average product costs incurred during the prior month. Additional product payments made by the Company due to pricing adjustments under the Cavalier Agreement have not been significant and have not represented costs materially above the market price for such products.

 The Company leases its headquarters and other facilities, equipment and vehicles under operating leases that expire at varying times through 2017. Future minimum lease payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2013 are:  2014 - $6.0 million, 2015 - $4.7 million , 2016 - $3.8 million, 2017 - $2.7 million, 2018 - $1.8 million, and thereafter - $3.2 million.

Total rent expense for operating leases, including those with terms of less than one year was $6.3 million, $6.2 million and $4.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 16 — OTHER EXPENSE, NET

Other expense consists of the following for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011

Interest Income	$41	$75	$185
Interest Expense	(485)	(3,406)	(2,490)
Realized and unrealized gain/(loss) on fair value of convertible notes	-	66	(4,658)
Earn-out	-	170	-
Foreign Currency	(5)	(15)	55
Loss from impairment	-	(507)	(116)
Other	(205)	524	259
Total other expenses	$(654)	$(3,093)	$(6,765)

 Other expense, net includes a $0.2 million gain related to the disposition of assets held for sale as described further in Note 2, “Discontinued Operations and Assets Held for Sale”.  During fiscal year 2012, a fire occurred at a linen warehouse of one of the Company’s subsidiaries in Tampa, Florida. The fire heavily damaged the leased building and its contents requiring the building to be demolished. After consideration of the insurance recoveries received, we recorded a gain in other (expense), net on the involuntary conversion of assets of approximately $0.6 million in the fourth quarter of 2012.

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — GEOGRAPHIC INFORMATION

The following table includes our revenue from geographic locations for the years ended December 31, 2013, 2012, and 2011 were:

Geographic Information

	2013	2012	2011
Revenue
United States	$203,453	$220,624	$150,118
Foreign countries	10,235	9,897	10,499

Total revenue	$213,688	$230,521	$160,617

The following table summarizes our foreign long-lived assets, which relate to our Canadian subsidiaries, as of December 31, 2013 and 2012:

	2013	2012
Long-Lived Assets
Property and equipment, net	$589	$645
Goodwill	$3,291	$3,041
Other intangibles, net	$1,478	$2,365

NOTE 18 — QUARTERLY FINANCIAL DATA (UNAUDITED)

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenue	$52,022	$55,386	$55,916	$50,364	$213,688
Gross profit (1)	$29,457	$30,987	$30,682	$26,977	$118,103
Loss from continuing operations	$(16,742)	$(14,456)	$(12,778)	$(108,496)	$(152,472)
Net loss from continuing operations	$(17,240)	$(14,885)	$(13,192)	$(105,215)	$(150,532)
Basic and diluted loss per share	$(0.10)	$(0.08)	$(0.07)	$(0.61)	$(0.86)

2012
Revenue	$58,152	$60,182	$59,019	$53,168	$230,521
Gross profit (1)	$32,905	$33,350	$32,974	$29,378	$128,607
Loss from operations	$(12,754)	$(17,648)	$(13,763)	$(14,764)	$(58,929)
Net loss from continuing operations	$(13,260)	$(18,029)	$(14,292)	$(35,194)	$(80,775)
Basic and diluted loss per share	$(0.08)	$(0.10)	$(0.08)	$(0.20)	$(0.46)

The following non-recurring transactions occurred during the fourth quarter of fiscal year 2013:  (i) a $93.2 million non-cash goodwill impairment charge recorded in conjunction with the performance of the Company’s annual impairment test that is further described in Note 4, “Goodwill and Other Intangibles” in the Notes to the Consolidated Financial Statements (ii) a $3.1 million impairment charge related to assets held for sale that is further described in Note 2, Discontinued Operations and Assets Held for Sale,” in the Notes to the Consolidated Financial Statements.

(1)           Revenue less cost of sales, which is exclusive of route expense and related depreciation and amortization.

SWISHER HYGIENE INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2013

In thousands	Balance at the Beginning of the Year	Charged to Costs and Expenses	Deductions from Allowance	Balance at the End of the Year
December 31, 2013
Allowances for receivables	$2,335	$936	$1,272	$1,999
Other allowances	437	455	-	892

	$2,772	$1,391	$1,272	$2,891
December 31, 2012
Allowances for receivables	$2,185	$2,396	$2,246	$2,335
Other allowances	471	-	34	437

	$2,656	$2,396	$2,280	$2,772
December 31, 2011
Allowances for receivables	$364	$2,329	$508	$2,185
Other allowances	100	371	-	471

	$464	$2,700	$508	$2,656
.

SWISHER HYGIENE INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit
Number	Description

10.59	Employment Agreement, dated October 16, 2013, between Swisher Hygiene Inc. and William M. Pierce
10.60	Employment Agreement, dated October 16, 2013, between Swisher Hygiene Inc. and Thomas C. Byrne
21.1	Subsidiaries of Swisher Hygiene Inc.
23.1	Consent of BDO USA, LLP.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
__________________
*           Furnished herewith.