Form 10-Q
period 2014-03-31
Swisher Hygiene Inc.
filed 2014-05-12
CIK 1504747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _____________.
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

Number of shares outstanding of each of the registrant's classes of Common Stock at May 8, 2014: 175,877,282 shares of Common Stock, $0.001 par value per share.

SWISHER HYGIENE INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

ITEM 1.	FINANCIAL STATEMENTS

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,
	2014 (Unaudited)	December 31, 2013
Current assets
Cash and cash equivalents	$17,533	$21,465
Restricted cash	3,630	3,558
Accounts receivable (net of allowance for doubtful accounts of approximately $1.6 million at March 31, 2014 and $2.0 million at December 31, 2013)	19,516	21,010
Inventory	14,155	14,032
Deferred income taxes	101	935
Assets held for sale	1,641	4,520
Other assets	4,951	5,782
Total current assets	61,527	71,302
Restricted cash	2,045	2,117
Property and equipment, net	42,305	43,842
Goodwill	5,821	5,821
Other intangibles, net	8,022	8,436
Customer relationships and contracts, net	27,091	28,575
Other noncurrent assets	1,484	1,624
Total assets	$148,295	$161,717

Current liabilities
Accounts payable	$12,645	$8,794
Accrued expense	12,002	11,951
Long-term debt and obligations due within one year	4,311	5,251
Liabilities of discontinued operations	144	2,131
Total current liabilities	29,102	28,127
Long-term debt and obligations	1,761	2,003
Deferred income taxes	224	1,053
Other long-term liabilities	3,334	3,348
Total noncurrent liabilities	5,319	6,404

Commitments and contingencies

Equity
Preferred stock, par value $0.001, authorized 10,000,000 shares; no shares issued and outstanding at March 31, 2014 and December 31, 2013	-	-
Common stock, par value $0.001, authorized 600,000,000 shares; 175,789,166 and 175,773,229 shares issued and outstanding at March 31, 2014 and December 31, 2013	176	176
Additional paid-in capital	388,589	388,094
Accumulated deficit	(274,347)	(260,555)
Accumulated other comprehensive loss	(544)	(529)
Total equity	113,874	127,186
Total liabilities and equity	$148,295	$161,717

See Notes to Condensed Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013
Revenue
Products	$43,241	$46,037
Services	4,694	5,744
Franchise and other	360	241
Total revenue	48,295	52,022

Costs and expenses
Cost of sales (exclusive of route expenses and related depreciation and amortization)	21,812	22,565
Route expenses	11,761	12,613
Selling, general, and administrative expenses	20,373	27,937
Depreciation and amortization	5,359	5,649
Impairment loss on assets held for sale	2,028	-
Total costs and expenses	61,333	68,764
Loss from operations	(13,038)	(16,742)

Other expense, net	(717)	(71)
Net loss from operations before income taxes	(13,755)	(16,813)
Income tax expense	(37)	(427)
Net loss	(13,792)	(17,240)

Comprehensive loss
Foreign currency translation adjustment	(15)	1
Comprehensive loss	$(13,807)	$(17,239)

Loss per share
Basic and diluted	$(0.08)	$(0.10)

Weighted-average common shares used in the computation of loss per share
Basic and diluted	176,884,713	175,157,404

See Notes to Condensed Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net loss	$(13,792)	$(17,240)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	5,359	5,649
Provision for doubtful accounts	241	117
Stock based compensation	496	754
Deferred income taxes	5	427
Impairment loss on assets held for sale	2,028	-
Loss on the sale of assets held for sale	605	-
Other	24
Changes in operating assets and liabilities:
Accounts receivable	1,253	1,287
Inventory	(123)	(518)
Accounts payable, accrued expenses and other current liabilities	3,588	5,389
Other assets and non-current assets	1,040	633
Net cash provided by (used in) operating activities of continuing operations	724	(3,502)
Net cash used in operating activities of discontinued operations	(1,987)	(796)
Cash used in operating activities	(1,263)	(4,298)
Investing activities
Purchases of property and equipment	(1,949)	(3,907)
Cash received from the sale of assets held for sale	462	-
Restricted cash	-	(100)
Cash used in investing activities	(1,487)	(4,007)
Financing activities
Principal payments on debt	(1,182)	(2,529)
Cash used in financing activities	(1,182)	(2,529)

Net decrease in cash and cash equivalents	(3,932)	(10,834)
Cash and cash equivalents at the beginning of the period	21,465	61,419
Cash and cash equivalents at the end of the period	$17,533	$50,585

See Notes to Condensed Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. The Company's Condensed Consolidated Financial Statements reflect all adjustments that management believes are necessary for the fair presentation of their financial position, results of operations, comprehensive loss and cash flows for the periods presented. The information at December 31, 2013 in the Company's Condensed Consolidated Balance Sheet included in this quarterly report was derived from the audited Consolidated Balance Sheet included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 17, 2014. The Company's 2013 Annual Report on Form 10-K is referred to in this quarterly report as the “2013 Annual Report.” This quarterly report should be read in conjunction with the 2013 Annual Report.

Intercompany balances and transactions have been eliminated in consolidation. Tabular information, other than share and per share data, is presented in thousands of dollars. Certain reclassifications, including those described further in Note 3, “Prior Period Reclassification,” have been made to prior year amounts for consistency with the current period presentation.

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

The Company's significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements in our 2013 Annual Report. There have been no significant changes to those policies.

Newly Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This ASU changes the criteria for reporting discontinued operations and requires additional disclosures, both for discontinued operations and for individually material disposals that do not meet the definition of a discontinued operation. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2014. We are currently evaluating the impact of this ASU but do not expect it will have a material impact on our consolidated financial statements.

NOTE 2 —DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Discontinued Operations – Waste Segment

The Company completed the sale of its Waste segment on November 15, 2012.  For the three month period ended March 31, 2014, net cash used in operating activities of discontinued operations was $2.0 million and consisted of a $1.9 million payment for legal fees and the settlement of a contractual dispute that the Company accepted responsibility to resolve as a part of the sale of the Waste segment.   Refer to the “Other Litigation” section of Note 13, “Commitments and Contingencies” for further information on the settlement. For the three month period ended March 31, 2013, net cash used in operating activities of discontinued operations was $0.8 million and consisted of payments primarily related to severance and professional fees associated with the sale of the Waste segment.

Assets Held For Sale

During 2013, the Company commenced an active program to sell certain linen and dust operations that were determined to be under-performing, non-core businesses or routes. Additionally, a chemical manufacturing plant was closed in connection with the Company’s plant consolidation effort. In accordance with ASC 360, Property, Plant and Equipment, these assets have been classified as assets held for sale in the Condensed Consolidated Balance Sheets and the assets were adjusted to the lower of historical carrying amount or fair value.  Fair value is based on the estimated sales price, less selling costs, of the assets. Estimates of the net sales proceeds are derived using Level 3 inputs including the Company’s estimates related to  industry multiples of revenues or operating metrics, the status of ongoing sales negotiations and asset purchase agreements where available.  The Company’s estimates of fair value require significant judgment and are regularly reviewed and subject to change based on market conditions, changes in the customer base of the operations or routes, and continuing evaluation as to the facility's acceptable sales price.

During the first quarter of 2014, the Company updated its estimates of the fair value of certain routes and operations to reflect events that occurred during the period, resulting in an impairment loss of $2.0 million.   Of this loss, $1.7 million was attributable to a reduction in the estimate of net sales proceeds for a linen processing operation.  The factors driving this reduction were the cancellation notifications,  received during April and May 2014, from three major customers resulting in a significant loss of forecasted revenue; and the operation’s first quarter loss  which was in excess of the Company’s estimates.   In response to these events, the Company elected to conduct a process to sell the business for the best, possible price currently available.  The resulting revisions to estimates of fair value for this operation were based on several inputs including discussions with potential bidders and fair value estimates of the machinery and equipment that were obtained with the assistance of an external valuation consultant.

The Company completed several sales transactions during the quarter which resulted in the receipt of $0.8 million in proceeds comprised of $0.5 million in cash and the remainder in receivables.  A loss on these sales of $0.1 million was incurred and in addition the Company wrote off $0.5 million of a receivable balance for sales proceeds that were contingent on post-close revenues of previously sold routes that were lower than estimated.  The total loss of $0.6 million is included in “Other expense, net” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

None of the disposal groups that could be classified as discontinued operations were material, individually or in the aggregate, to the Company’s consolidated financial statements and therefore these results were not separately classified in discontinued operations.  The remaining portfolio of assets held for sale did not meet the criteria for discontinued operations as they did not represent operations and cash flows that are clearly distinguished, operationally and for financial reporting purposes, consistent with the Company’s strategy of integrating these acquired assets into its existing business operations.  Additionally, the Company anticipates maintaining continuing  revenues with respect to the majority of the sold routes and or customers through the sale of chemical, paper and its other core hygiene and sanitizing products and services.  The Company estimates that the 2013 linen related revenue attributable to the linen assets held for sale and the sold linen assets was $14.1 million, of which $3.6 million related to the three months ended March 31, 2013.

The Company expects that the majority of the sales transactions, related to the remainder of the assets held for sale, will be completed within the next three months. The major classes of the assets held for sale are as follows:

	March 31	December 31,
	2014	2013
Property and equipment, net	$925	$2,410
Goodwill	479	1,272
Other intangibles, net	231	833
Other, net	6	5
Total	$1,641	$4,520

NOTE 3 — PRIOR PERIOD RECLASSIFICATION

In the first quarter of 2014, the Company implemented a realignment of its field service and sales organization and as a result the primary function of certain job titles has shifted from primarily sales focused to service focused.  The service activities required include more frequent field visits to perform preventative maintenance, repairs, evaluation of product and service solutions and required inventory levels.  Payroll expense related to these job titles was historically classified within “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations and Comprehensive Loss based on the primary job focuses of sales and administration.  Based on the change in the job functions, the related payroll expense will be classified within route expense which the Company defines as the employee costs incurred to provide service and deliver products to customers.  To facilitate comparability between the periods presented in the Condensed Consolidated Statements of Operations and Comprehensive Loss, certain selling, general and administrative expenses have been reclassified to route expense to conform to the current year’s presentation as follows:  $2.0 million increase in route expense from $10.6 million to $12.6 million and a $2.0 million decrease in selling, general and administrative expense from $30.0 million to $28.0 million.  There was no impact to loss from continuing operations, net loss, or loss per share as a result of the 2013 reclassifications.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill for the three months ended March 31, 2014 are as follows:

Goodwill:
2014
Gross balance - December 31, 2013	$99,885
Additions/dispositions	-
Gross balance - March 31, 2014	$99,885

Accumulated impairment loss - December 31, 2013	$(94,064)
Loss on impairment	-
Accumulated impairment loss - March 31, 2014	$(94,064)

Net balance – March 31, 2014	$5,821

The Company’s accounting policy is to perform an annual goodwill impairment test in the fourth quarter or more frequently whenever events or circumstances indicate that goodwill or the carrying value of intangible assets may not be recoverable.  On a quarterly basis, we monitor the key drivers of fair value to detect the existence of indicators or changes that would warrant an interim impairment test for our goodwill and intangible assets.  Based on our assessment of these variables, as well as other indicators, we concluded there was no need to perform an impairment test for the three months ended March 31, 2014.  The estimates used for our future cash flows and discount rates represent management’s best estimates, which we believe to be reasonable, but future declines in business performance may impair the recoverability of our goodwill and intangible assets balances.

Amortization expense on finite lived intangible assets for the three months ended March 31, 2014 and 2013 was $2.0 million and $2.1 million, respectively.

NOTE 5 — INVENTORY

Inventory, net of reserves, as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31,	December 31,
	2014	2013
Finished goods	$11,417	$11,587
Raw materials	2,324	2,042
Work in process	414	403
Total	$14,155	$14,032

NOTE 6 — EQUITY

Changes in equity for the three months ended March 31, 2014 consisted of the following:

Balance at December 31, 2013	$127,186
Stock based compensation	496
Foreign currency translation adjustment	(15)
Shares withheld related to income taxes on RSUs	(1)
Net loss	(13,792)
Balance at March 31, 2014	$113,874

Comprehensive Loss

A summary of the changes in the components of accumulated other comprehensive loss for the three months ended March 31, 2014 is provided below:

	Foreign Currency Translation Adjustment	Employee Benefit Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$(94)	$(435)	$(529)
Current period other comprehensive loss	(15)	-	(15)
Balance at March 31, 2014	$(109)	$(435)	$(544)

NOTE 7 — LONG-TERM DEBT AND OBLIGATIONS

	March 31,	December 31,
	2014	2013
Notes payable	$1,600	$1,721
Convertible promissory notes, 4.0%: maturing at various dates through 2016	2,525	2,679
Capitalized lease obligations and other financing	1,947	2,854
Total debt and obligations	6,072	7,254
Long-term debt and obligations due within one year	(4,311)	(5,251)
Long-term debt and obligations	$1,761	$2,003

Interest on notes payable range between 2.5% and 3.7% and mature at various dates through 2019.  At the Company’s election the Company may settle, at any time prior to and including the maturity date, any portion of the outstanding convertible promissory notes’ principal balance of $2.5 million, plus accrued interest, in a combination of cash and shares of common stock. The maximum amount of shares that can be used to settle these notes is 1,825,798.  To the extent that the Company’s common stock is part of such settlement, the settlement price is the most recent closing price of the Company’s common stock on the trading day prior to the date of settlement. Although none of these notes have been settled to date with shares, if all notes outstanding at March 31, 2014 were to be settled with shares, the Company would issue 1,825,798 shares of common stock.

The Company has entered into capitalized lease obligations with third party finance companies to finance the cost of certain equipment. At March 31, 2014 and December 31, 2013, these obligations bore interest at rates ranging between 3% and 18.4%.

The fair value of the Company's debt is estimated based on the current borrowing rates available to the Company for loans with similar terms and maturities, and approximates the carrying value of these liabilities.

NOTE 8 — OTHER EXPENSE, NET

	Three Months Ended March 31,
	2014	2013
Interest income	$4	$15
Interest expense	(78)	(102)
Foreign currency	(15)	(1)
Other	(628)	17
Total other expense, net	$(717)	$(71)

“Other” for the three months ended March 31, 2014 primarily represents a $0.6 million loss related to the sale of assets held for sale as described in Note 2, “Discontinued Operations and Assets Held for Sale.”

NOTE 9 — SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2014	2013
Cash paid for taxes	$20	$627
Cash paid for interest	$78	$101
Cash received from interest	$5	$15

NOTE 10 — LOSS PER SHARE

Basic net loss attributable to common stockholders per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. The following were not included in the computation of diluted loss per share for the three months ended March 31, 2014, as their inclusion would be anti-dilutive:

●	325,247 unvested restricted stock units.

The following were not included in the computation of diluted loss per share for the three months ended March 31, 2013 as their inclusion would be anti-dilutive.

●
656,351 shares of common stock underlying outstanding stock options of which the market price of the common stock is higher than the exercise price of the related stock awards and unvested restricted stock units.

NOTE 11 — INCOME TAXES

In projecting the Company’s income tax expense for 2014, management has concluded that it is not more likely than not that the Company will realize the benefit of its deferred tax assets and as a result a full valuation allowance will be required as of December 31, 2014. Therefore, the Company has not recognized a tax benefit as it relates to the current loss for the period ended March 31, 2014.

For the three months ended March 31, 2014, the Company has recorded an estimate for income taxes based on the Company’s projected income tax expense for the twelve month period ending December 31, 2014.  The Company’s tax provision has an unusual relationship to pretax loss mainly because of the existence of a full deferred tax asset valuation allowance. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance.  However, tax expense recorded in the first quarter of 2014 included the accrual of income tax expense related to an additional valuation allowance in connection with the tax amortization of the Company’s indefinite-lived intangible assets, that was not available to offset existing deferred tax assets (termed a “naked credit”). Specifically, the Company does not consider the deferred tax liabilities related to indefinite lived intangibles assets when determining the need for a valuation allowance.

NOTE 12 — RELATED PARTY TRANSACTIONS

The Company paid fees for training course development and utilization of the delivery platform from a company, the majority of which is owned by a partnership in which a director and two former executives of the Company have a controlling interest. Fees paid during the three months ended March 31, 2014 and 2013 were less than $0.1 million, respectively.

As discussed further below in Note 13, “Commitments and Contingencies,” the Company entered into a Manufacturing and Supply Agreement (the “Cavalier Agreement”) with a plant in connection with its acquisition of Sanolite in July of 2011. Also in connection with the acquisition, two of the owners of both Sanolite and the manufacturing plant became Company employees. Purchases, pursuant to the Cavalier Agreement, for the three months ended March 31, 2014 and 2013 were $1.5 million and $1.7 million, respectively.  At March 31, 2014 and December 31, 2013, the Company has $0.5 million and $0.6 million included in accounts payable due to this entity, respectively. As described below, the transactions pursuant to the Cavalier Agreement are considered to be conducted at the going market prices for such products.

The Company is obligated to make lease payments pursuant to certain real property and equipment lease agreements with employees that were former owners of acquired companies. Such lease payments during the three months ended March 31, 2014 and 2013 were $0.2 million and $0.3 million, respectively.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Guarantees

In connection with a distribution agreement entered into in December 2010, the Company provided a guarantee that the distributor's operating cash flows associated with the agreement would not fall below certain agreed-to minimums, subject to certain pre-defined conditions, over the ten year term of the distribution agreement. If the distributor's annual operating cash flow does fall below the agreed-to annual minimums, the Company will reimburse the distributor for any such short fall up to a pre-designated amount. No value was assigned to the fair value of the guarantee at March 31, 2014 and December 31, 2013 based on a probability assessment of the projected cash flows. Management currently does not believe that it is probable that any amounts will be paid under this agreement and thus there is no amount accrued for the guarantee in the Condensed Consolidated Financial Statements. This liability would be considered a Level 3 financial instrument given the unobservable inputs used in the projected cash flow model.

As discussed above in Note 12, “Related Party Transactions,” the Company entered into the Cavalier Agreement. The agreement, which was scheduled to expire on December 31, 2012, was extended for an additional two year period with an automatic 18-month renewal term and a six month termination provision. The agreement provides for pricing adjustments, up or down, on the first of each month based on the vendor's actual average product costs incurred during the prior month. Additional product payments made by the Company due to the vendors pricing adjustment as a result of this agreement have not been significant and have not represented costs materially above the going market price for such product.   The Company has provided its notice that it does not intend to renew the Cavalier Agreement, which is now scheduled to expire in September 2014.

LEGAL MATTERS

We may be involved in litigation from time to time in the ordinary course of business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our business, financial condition or results of operations. However, the results of these matters cannot be predicted with certainty and we cannot assure you that the ultimate resolution of any legal or administrative proceeding or dispute will not have a material adverse effect on our business, financial condition and results of operations.

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

On May 30, 2012, the Company, its former CEO and former CFO filed a motion with the United States Judicial Panel on Multidistrict Litigation ("MDL Panel") to centralize all of the cases in the Western District of North Carolina by requesting that the actions filed in the Southern District of New York be transferred to the Western District of North Carolina.  In light of the motion to centralize the cases in the Western District of North Carolina, the Company, its former CEO and former CFO requested from both courts a stay of all proceedings pending the MDL Panel's ruling. On June 4, 2012, the Southern District of New York adjourned all pending dates in the cases in light of the motion to transfer filed before the MDL Panel. On June 13, 2012, the Western District of North Carolina issued a stay of proceedings pending a ruling by the MDL Panel.

On August 13, 2012, the MDL Panel granted the motion to centralize transferring the actions filed in the Southern District of New York to the Western District of North Carolina as part of MDL No. 2384, captioned In re Swisher Hygiene, Inc. Securities and Derivative Litigation. In response, on August 21, 2012, the Western District of North Carolina issued an order governing the practice and procedure in the actions transferred to the Western District of North Carolina as well as the actions originally filed there.  On October 18, 2012, the Western District of North Carolina held an Initial Pretrial Conference at which it appointed lead counsel and lead plaintiffs for the securities class actions, and set a schedule for the filing of a consolidated class action complaint and defendants' time to answer or otherwise respond to the consolidated class action complaint. The Western District of North Carolina stayed the derivative action pending the outcome of the securities class actions.

On April 24, 2013, lead plaintiffs filed their first amended consolidated class action complaint (the "Class Action Complaint") asserting similar claims as those previously alleged as well as additional allegations stemming from the Company's restated financial statements. The Class Action Complaint also named the Company's former Senior Vice President and Treasurer as an additional defendant who has since been dismissed from the case. On June 24, 2013, defendants moved to dismiss the Class Action Complaint.  Briefing on the motions to dismiss was completed on August 9, 2013.  The Western District of North Carolina has not ruled on the motions to dismiss.

On June 11, 2013, an individual action was filed in the U.S. District Court for the Southern District of Florida captioned Miller, et al. v. Swisher Hygiene, Inc., et al., No. 0:13-CV-61292-JAL, against the Company, its former CEO and former CFO, and a former Company director, bringing state and federal claims founded on the allegations that in deciding to sell their company to the Company, plaintiffs relied on defendants' statements about such things as the Company's accounting and internal controls, which, in light of Swisher's restatement of its financial statements, were false. On July 17, 2013, the Company notified the MDL Panel of this action, and requested that it be transferred and centralized in the Western District of North Carolina with the other actions pending there. On July 23, 2013, the MDL Panel issued a Conditional Transfer Order (the "Miller CTO"), conditionally transferring the case to the Western District of North Carolina. On July 29, 2013, plaintiffs notified the MDL Panel that they would seek to vacate the Miller CTO. In light of the proceedings in the MDL Panel, defendants requested that the Southern District of Florida stay all proceedings pending the MDL Panel's ruling. On August 6, 2013, the Southern District of Florida issued a stay of all proceedings pending a ruling by the MDL Panel.  On October 2, 2013, following a briefing on the issue of whether the Miller CTO should be vacated, the MDL Panel issued an order transferring the action to the Western District of North Carolina.  The Company and the individual defendants filed motions to dismiss the complaint on March 20, 2014.  Briefing on the motions to dismiss will be completed on May 12, 2014.

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

On December 17, 2013, a purported stockholder commenced a putative securities class action on behalf of purchasers of the Company’s common stock filed in the Ontario Superior Court of Justice, captioned Edwards v. Swisher Hygiene, Inc., et al., CV 13-20282 CP, against the Company, the former CEO and former CFO.  The action alleges claims under Canadian law for alleged misrepresentations of the Company’s financial position relating to its business acquisitions.

On March 28, 2014, a purported stockholder commenced a putative securities class action on behalf of purchasers of the Company’s common stock filed in the Ontario Superior Court of Justice, captioned Phillips v. Swisher Hygiene, Inc., et al., CV 14-00501096-0000, against the Company, the former CEO, the former CFO and the Company's former Senior Vice President and Treasurer.  The action alleges claims under Canadian law stemming from Swisher's restatement.

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

On July 11, 2013, one of the purported stockholders filed a derivative action on behalf of the Company in the General Court of Justice, Superior Court Division in the State of North Carolina, Mecklenburg County, captioned Borthwick v. Berrard , et. al., No. 13-CVS-12397. The action asserts claims against the Company as a nominal defendant, its former CEO and former CFO, and certain former and current Company directors for breaches of fiduciary duties, gross mismanagement, abuse of control, waste of corporate assets, and aiding and abetting thereof in connection with the Company's restatement of its financial statements. Among other things, the action seeks damages on behalf of the Company and an order directing the Company to implement corporate governance reforms. On August 7, 2013, the Company filed a notice to remove the action from the General Court of Justice, Superior Court Division in the State of North Carolina, Mecklenburg County to the Western District of North Carolina.  On August 30, 2013, the Company moved to consolidate this action with the actions previously consolidated before the Western District of North Carolina, and to stay the action.  On September 25, 2013, the Western District of North Carolina granted the Company's motion.

Other Litigation

Under the terms of the agreement pursuant to which the Company sold the Waste segment, the Company accepted responsibility for resolving certain litigation.  One such matter involved a contractual dispute between the business sold and a third party plaintiff that contended it was owed a sales commission or royalty under a purported contract with the Company’s former business that began prior to the Company owning such former business and was to expire subsequent to the date the Company sold the business.  While the Company, acting on behalf of the sold business, disputed the validity of the purported contract and the amounts claimed during a non-jury trial in December 2013, final judgment was entered on behalf of the plaintiff in the amount of $1.6 million, plus pre-judgment interest, fees and costs, totaling $2.4 million.  The Company and plaintiff agreed to a final settlement of $1.9 million which was paid in February 2014 and accrued as of December 31, 2013.

Other Matters

The Company was contacted by the staff of the Atlanta Regional Office of the SEC and by the United States Attorney's Office for the Western District of North Carolina (the "U.S. Attorney's Office") after publicly announcing the Audit Committee's internal review and the delays in filing our periodic reports. The Company has been asked to make certain individuals available and to provide certain information about these matters to the SEC and the U.S. Attorney's Office. The Company is fully cooperating with the SEC and the U.S. Attorney's Office. Any action by the SEC, the U.S. Attorney's Office or other government agency could result in criminal or civil sanctions against the Company and/or certain of its current or former officers, directors or employees.

On July 17, 2013, the Company received a written notice from The Nasdaq Listing Qualifications Department indicating that the Company is not in compliance with the minimum bid price requirement of $1.00 per share set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing on The Nasdaq Global Select Market.  The Nasdaq Listing Rules require listed securities to maintain a minimum bid price of $1.00 per share and, based upon the closing bid price for the 30 consecutive business days ended July 16, 2013, the Company did not meet this requirement. The Company was initially provided a 180 day period in which to regain compliance.  Following the initial 180 day period, on January 9, 2014, the Company requested the transfer of its listing to The Nasdaq Capital Market from The Nasdaq Global Select Market and, on January 13, 2014, The Nasdaq Listing Qualifications Department approved such transfer.  In connection with the Company’s transfer, the Company was provided an additional 180 day period to regain compliance with the minimum bid price requirement of $1.00 per share set forth in Nasdaq Listing Rule 5450(a)(1). If at any time during this period the closing bid price of the Company’s common stock is at least $1.00 for a minimum of ten consecutive business days, the Company will receive a written confirmation of compliance from Nasdaq and the matter will be closed. If necessary to cure the deficiency, the Company will effect a reverse stock split during this additional 180 day compliance period.

As previously disclosed on September 16, 2013, William M. Pierce was appointed the President and Chief Executive Officer of the Company effective September 10, 2013.  As a result of his appointment, Mr. Pierce is no longer considered an "independent" director for purposes of Audit Committee membership and as such Mr. Pierce resigned as a member of the Company’s Audit Committee, effective September 10, 2013.  On September 20, 2013, the Company received a notification from Nasdaq that, as a result of Mr. Pierce's resignation from the Audit Committee, the Company was no longer in compliance with Nasdaq’s audit committee requirements as set forth in Nasdaq Listing Rule 5605 which requires the Audit Committee be composed of at least three members.  In accordance with Nasdaq Listing Rule 5605(c)(4), the Company has until the earlier of the Company's next annual shareholders' meeting or September 10, 2014 to regain compliance with the Audit Committee membership requirement.  The Company expects to appoint an additional independent director to serve on the Audit Committee during the cure period.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our unaudited Condensed Consolidated Financial Statements and the related notes thereto included in Item 1 of this Quarterly Report on Form 10-Q as well as our “Selected Financial Data” and our audited Consolidated Financial Statements and the related notes thereto included in Item 6 and Item 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”). In addition to historical consolidated financial information, this discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs. Actual results could differ from these expectations as a result of certain risk factors, including those described under Item 1A, “Risk Factors,” of our 2013 Form 10-K and this Quarterly Report on Form 10-Q.

Executive Overview

We currently operate in one business segment, Hygiene, which encompasses providing essential hygiene and sanitizing service solutions to customers in a wide range of end-markets including foodservice, hospitality, retail and the healthcare industries.  We manufacture and sell a broad line of consumable chemical products such as detergents, cleaners, sanitizers, soap, and similar products and purchase for resale other consumables such as paper, water filters and supplies. We provide the rental and servicing of dish machines and other equipment for the dispensing of our products, as well as additional services such as the cleaning of restrooms and other facilities.  As we progress into 2014, we are beginning to see the positive impact of cost efficiencies, capital resource management and planning, plant consolidations and our route optimization efforts.  We believe, however, that we will need to increase revenues in order to maximize our profitability and we are focused on achieving revenue growth through our philosophy of “Sales Through Service.”  To that end, we have undergone a realignment of our field service and sales teams to better serve our customers.  We believe our service focus will ultimately drive increased revenue through improved customer retention and the ability to increase sales to our current customer base because of our service excellence and dependability.  For further information related to this realignment refer to “Prior Period Reclassification” below.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements in our 2013 Form 10-K, describe these significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting policies since the filing of the 2013 Form 10-K.

Newly Issued Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This ASU changes the criteria for reporting discontinued operations and requires additional disclosures, both for discontinued operations and for individually material disposals that do not meet the definition of a discontinued operation. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2014. We are currently evaluating the impact of this ASU but do not expect it will have a material impact on our consolidated financial statements.

Assets Held for Sale

During 2013, the Company commenced an active program to sell certain linen and dust operations that were determined to be under-performing, non-core businesses or routes. Additionally, a chemical manufacturing plant was closed in connection with the Company’s plant consolidation effort. In accordance with ASC 360, Property, Plant and Equipment, these assets have been classified as assets held for sale in the Condensed Consolidated Balance Sheet and the assets were adjusted to the lower of historical carrying amount or fair value.  Fair value is based on the estimated sales price, less selling costs, of the assets. Estimates of the net sales proceeds are derived using Level 3 inputs including the Company’s estimates related to  industry multiples of revenues or operating metrics, the status of ongoing sales negotiations and asset purchase agreements where available.  The Company’s estimates of fair value require significant judgment and are regularly reviewed and subject to change based on market conditions, changes in the customer base of the operations or routes, and our continuing evaluation as to the facility's acceptable sales price.

During the first quarter of 2014, the Company updated its estimates of the fair value of certain routes and operations to reflect events that occurred during the period, resulting in an impairment loss of $2.0 million.   Of this loss, $1.7 million was attributable to a reduction in the estimate of net sales proceeds for a linen processing operation.  The factors driving this reduction were the cancellation notifications, received during April and May 2014, from three major customers resulting in a significant loss of forecasted revenue; and the operation’s first quarter loss  which was in excess of the Company’s estimates.   In response to these events, the Company elected to conduct a process to sell the business for the best, possible price currently available.  The resulting revisions to estimates of fair value for this operation were based on several inputs including discussions with potential bidders and fair value estimates of the machinery and equipment that were obtained with the assistance of an external valuation consultant.

The Company completed several sales transactions during the quarter which resulted in the receipt of $0.8 million in proceeds comprised of $0.5 million in cash and the remainder in receivables.  A loss related to these asset sales of $0.1 million was incurred and in addition the Company wrote off $0.5 million of a receivable balance for sales proceeds that were contingent on post-close revenues of previously sold routes that were lower than estimated.  The total loss of $0.6 million is included in “Other expense, net” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Assets held for sale at March 31, 2014 were $1.6 million. The Company expects that the majority of the sales transactions, related to the remainder of the assets held for sale, will be completed within the next three months.  The 2013 revenue attributable to the linen assets held for sale and the sold linen assets was $14.1 million, of which $3.6 million related to the three months ended March 31, 2013.

Prior Period Reclassification

In the first quarter of 2014, the Company implemented a realignment of its field service and sales organization and as a result the primary function of certain job titles has shifted from primarily sales focused to service focused.  The service activities required include more frequent field visits, preventative maintenance and other service related functions.  Payroll expense related to these job titles was historically classified within “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations and Comprehensive Loss, based on the primary job focuses of sales and administration.  Based on the change in the job functions, the related payroll expense will be classified within route expense, which the Company defines as the employee costs incurred to provide service and deliver products to customers.   To facilitate comparability between the periods presented in the Condensed Consolidated Statements of Operations and Comprehensive Loss, certain selling, general and administrative expenses have been reclassified to route expense to conform to the current year’s presentation as follows:  $2.0 million increase in route expense from $10.6 million to $12.6 million and a $2.0 million decrease in selling, general and administrative expense from $30.0 million to $28.0 million.  There was no impact to loss from continuing operations, net loss, or loss per share as a result of the 2013 reclassifications.

RESULTS OF CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014

Revenue

Revenue from products is primarily comprised of the sales and delivery of consumable products such as detergents and cleaning chemicals, the rental, sales and servicing of dish machines and other equipment used to dispense these products, the sale of paper items, rental fees, linen processing and other ancillary product sales. Revenues from services are primarily comprised of manual cleaning and delivery service fees.  Franchise and other consists of fees charged to franchisees.

Total revenue and the revenue derived from each revenue type for the three months ended March 31, 2014 and 2013 are as follows:

	2014	%	2013	%
Revenue	(In thousands)
Products	$43,241	89.6%	$46,037	88.5%
Services	4,694	9.7	5,744	11.0
Franchise and other	360	0.7	241	0.5
Total revenue	$48,295	100.0%	$52,022	100.0%

Consolidated revenue decreased $3.7 million to $48.3 million. Excluding revenue generated from linen assets sold, consolidated revenue decreased 3% on a comparable basis. This revenue decline was primarily due to weaker hospitality revenue in the Company's northeastern geography and remaining linen customer turnover.  Service revenues declined $1.1 million primarily due to the loss of hygiene customers and customers sold in connection with assets held for sale.  Franchise and other revenue remained consistent period over period.

Cost of Sales

Cost of sales consists primarily of the cost of chemical, paper, air freshener and other consumable products sold to, or used in the servicing of, our customers. These costs are exclusive of route expense and related depreciation and amortization. Cost of sales for the three months ended March 31, 2014 and 2013 are as follows:

	2014	%(1)	2013	%(1)
Cost of Sales	(In thousands)
Products	$21,580	49.9%	$21,959	47.7%
Services	134	2.9	372	6.5
Franchise and other	98	27.2	234	97.1
Total cost of sales	$21,812	45.2%	$22,565	43.4%
(1)           Represents cost as a percentage of the respective product and service line revenue.

Cost of sales decreased $0.8 million or 3.3% to $21.8 million for the three months ended March 31, 2014 compared to 2013. Reported in the 2014 cost of sales amount is a $0.5 million realignment of freight costs that were classified in selling, general and administrative expenses in 2013.  The Company has elected not to reclassify this amount in its prior period Condensed Consolidated Statement of Operations and Comprehensive Loss for comparability purposes since it is considered immaterial. As a percentage of sales, cost of sales increased from 43.4% to 45.2%. Without the $0.5 million realignment, 2014 total cost of sales as a percentage of revenue is 44.0%.  The remaining 0.6% quarter over quarter increase is driven by the overall revenue mix, including the loss of linen revenues, and the mix of revenues within products.

Route Expenses

Route expenses consist of costs incurred by the Company for the delivery of products and providing services to customers. The components of route expenses for the three months ended March 31, 2014 and 2013 are as follows:

	2014	%(1)	2013	%(1)
Route Expenses	(In thousands)
Compensation	$8,814	18.4%	$9,714	18.8%
Vehicle and other expenses	2,947	6.1	2,899	5.6
Total route expenses	$11,761	24.5%	$12,613	24.4%
(1)           Represents route expenses as a percentage of total non-franchise revenue.

Route expenses decreased $0.9 million or 6.8% to $11.8 million.   The components of this change were decreases in compensation of $0.9 million partially offset by increases in vehicle and other expenses.  The decrease in compensation expense is due primarily to route consolidation efficiencies.  In addition, the decline in service revenue resulted in decreased commission expense. Route expense as a percentage of total revenue was 24.4% and 24.2% for the three months ended March 31, 2014 and 2013, respectively. This increase primarily reflects the decline in first quarter 2014 revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of the costs incurred for:

●	Local office and field management support costs that are related to field operations. These costs include compensation, occupancy expense and other general and administrative expenses.
●	Selling expenses which include compensation and commissions for local sales representatives and corporate account representatives.
●	Marketing expenses.
●	Corporate office expenses which include executive management, information technology, human resource, accounting, purchasing and other support costs.
●	Investigation and fees related to the Audit Committee review, restatement process, and other non-recurring fees related to completing our 2012 audit.

The details of selling, general and administrative expenses for the three months ended March 31, 2014 and 2013 are as follows:

	2014	%(1)	2013	%(1)
Selling, General & Administrative Expenses	(In thousands)
Compensation	$11,519	23.9%	$13,497	26.0%
Occupancy	2,081	4.3	2,460	4.7
Other	6,773	14.0	11,980	23.0
Total selling, general & administrative expenses	$20,373	42.2%	$27,937	53.7%
(1)           Represents expenses as a percentage of total revenue.

Selling, general and administrative expenses decreased $7.6 million to $20.4 million. The components of this change were decreases in compensation of $2.0 million, occupancy of $0.4 million, and other expenses of $5.2 million.  Compensation expense decreased primarily due to ongoing cost efficiencies, a reduction in stock based compensation and the ongoing sale of the linen businesses.  Occupancy expenses decreased due to the sale of a linen plant and due to ongoing efforts to reduce facility infrastructure needs.  Other expenses decreased primarily due to the decrease in professional fees of $3.7 million or 56.9%; the decrease in travel expenses of $0.4 million or 39.1%; the decrease related to realigning freight costs in cost of sales of $0.5 million, plus additional expense reduction initiatives. The decrease in professional fees primarily relates to a decrease in fees related to investigation, review, and other non-routine professional fees.

Depreciation and Amortization

Depreciation and amortization consists of depreciation of property and equipment and the amortization of intangible assets. Depreciation and amortization decreased $0.3 million to $5.4 million or 5.1%. The decrease is due in part to the categorization of certain fixed assets as assets held for sale.

Other Expense, Net

Details of other expense, net for three months ended March 31, 2014 and 2013 are as follows:

	2014	2013
Interest income	$4	$15
Interest expense	(78)	(102)
Foreign currency	(15)	(1)
Other	(628)	17
Total other expense, net	$(717)	$(71)

The increase in other expense is primarily due to the $0.6 million loss on the sale of assets held for sale.

Income Tax Expense

In projecting the Company’s income tax expense for 2014, management has concluded that it is not more likely than not that the Company will realize the benefit of its deferred tax assets and as a result a full valuation allowance will be required as of December 31, 2014. Therefore, the Company has not recognized a tax benefit as it relates to the current loss for the period ended March 31, 2014.

For the three months ended March 31, 2014, the Company has recorded an estimate for income taxes based on the Company’s projected income tax expense for the twelve month period ending December 31, 2014. The Company’s tax provision has an unusual relationship to pretax loss mainly because of the existence of a full deferred tax asset valuation allowance. This circumstance generally results in a zero tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance. However, tax expense recorded in the first quarter of 2014 included the accrual of income tax expense related to additional valuation allowance in connection with the tax amortization of the Company’s indefinite-lived intangible assets that was not available to offset existing deferred tax assets (termed a “naked credit”). In summary, the Company does not consider the deferred tax liabilities related to indefinite lived intangibles assets when determining the need for a valuation allowance.

Cash Flows Summary

       Cash flows from continuing operations for the three months ended March 31, 2014 and 2013 were:

	2014	2013
	(In thousands)
Net cash (used in) provided by operating activities	$724	$(3,502)
Net cash used in investing activities	(1,487)	(4,007)
Net cash used in financing activities	(1,182)	(2,529)
Net decrease in cash and cash equivalents from continuing operations	$(1,945)	$(10,038)

Net cash provided by operating activities of $0.7 million improved by $4.2 million primarily due to a lower net loss of $3.4 million.  Net cash used in investing activities decreased $2.5 million.  The change was primarily due to a planned decrease in purchases of property and equipment of $2.0 million and cash received on assets held for sale of $0.5 million.  Cash used in financing activities was $1.2 million compared with $2.5 million during the same period in 2013. The decrease of $1.3 million was due to a decrease in principal payments on debt.

       Cash flows from discontinued operations for the three months ended March 31, 2014 and 2013 were:

	2014	2013
	(In thousands)
Net cash used in operating activities	$(1,987)	$(796)
Net cash used in investing activities	-	-
Net cash used in financing activities	-	-
Net decrease in cash and cash equivalents from discontinued operations	$(1,987)	$(796)

Cash flows used in operating activities from discontinued operations in 2014 consisted of a $1.9 million payment for  legal fees and the settlement of  a contractual dispute that the Company accepted responsibility to resolve as a part of the sale of the Waste segment and is described further in the “Other Litigation” section of Note 13, “Commitments and Contingencies” of the notes to the condensed consolidated financial statements. Cash flows used in discontinued operations in 2013 consisted of payments primarily related to severance and professional fees associated with the sale of the Waste segment in November 2012.

Liquidity and Capital Resources

As a result of the activities discussed above, our cash and cash equivalents decreased by $3.9 million to $17.5 million at March 31, 2014, of which $1.9 million consisted of a non-recurring cash payment related to discontinued operations, as discussed above. Our cash requirements for the next twelve months consist primarily of: (i) capital expenditures associated with dispensing equipment, dish machines and other items in service at customer locations, equipment, vehicles, software; (ii) working capital; (iii) a planned plant consolidation in the latter half of the year and (iv) payment of principal and interest on borrowings.  We expect that through capital resource management and the use of additional customer equipment programs, our annual capital expenditures in 2014 will be less than $10.0 million compared to $17.0 million in 2013.  We expect that our cash on hand, cash flow provided by operating activities and cash provided by the completion of the remaining assets held for sale transactions will be sufficient to execute our business plan; however, we believe it is contingent upon improved customer retention, profitable organic revenue growth and continuing  improvement in cost efficiencies. Failure to execute our plan successfully or unforecasted shortfalls in available cash may require us to alter our plan, sell other non-core assets, raise additional equity which could be dilutive to existing shareholders or obtain additional financing through debt. There can be no assurance that such equity and debt may be available and would be likely subject to prevailing market conditions and the Company's performance.

Off-Balance Sheet Arrangements

Other than operating leases, there are no significant off-balance sheet financing arrangements or relationships with unconsolidated entities or financial partnerships which are often referred to as “variable interest entities.” Therefore, there is no exposure to any financing, liquidity, market or credit risk that could arise had we engaged in such relationships.

In connection with a distribution agreement entered into in December 2010 between the Company and a distributor of Company-owned products, we provided a guarantee that the distributor's operating cash flows associated with the agreement would not fall below certain agreed-to minimums, subject to certain pre-defined conditions, over the ten year term of the distribution agreement. If the distributor's annual operating cash flow does fall below the agreed-to annual minimums, we reimburse the distributor for any such short fall up to a pre-designated amount. No value was assigned to the fair value of this guarantee at March 31, 2014 and December 31, 2013 based on a probability assessment of the projected cash flows. Management currently does not believe that it is probable that any amounts will be paid under this agreement and thus there is no amount accrued for the guarantee in the Condensed Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Form 10-Q, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Form 10-Q or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include the following:

●	We have a history of significant operating losses and as such our future revenue and operating profitability are uncertain.

●	The Company may need to raise additional equity or capital in the future and such capital may not be available when needed or at all.

●
We have identified material weaknesses in our internal control over financial reporting and we may be unable to develop, implement and maintain appropriate controls in future periods. If the material weaknesses are not remediated, then they could result in material misstatements to the financial statements.

●	We may fail to maintain our listing on The Nasdaq Stock Market.

●	Failure to retain our current customers and renew existing customer contracts could adversely affect our business.

●	Changes in economic conditions that impact the industries in which our end-users primarily operate in could adversely affect our business.

●	The financial condition and operating ability of third parties may adversely affect our business.

●	We may recognize additional impairment charges which could adversely affect our results of operations and financial condition.

●	The availability of our raw materials and the volatility of their costs may adversely affect our operations.

●
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

●
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

●	If our products are improperly manufactured, packaged, or labeled or become adulterated or expire, those items may need to be recalled or withdrawn from sale.

●	Changes in the types or variety of our service offerings could affect our financial performance.

●	Prior acquisitions involve a number of risks and could have an adverse effect on results of operations.

●	We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business.

●
Interruptions in our information and telecommunication systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems, could adversely affect our business.

●	Insurance policies may not cover all operating risks and a casualty loss beyond the limits of our coverage could adversely impact our business.

●	Our stock price has been and may in the future be volatile, which could cause purchasers of our common stock to incur substantial losses.

●	Certain stockholders may exert significant influence over any corporate action requiring stockholder approval.

●	Provisions of Delaware law and our organizational documents may delay or prevent an acquisition of our Company, even if the acquisition would be beneficial to our stockholders.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, including changes in fuel prices. We do not use financial instruments for speculative trading purposes and we do not hold derivative financial instruments that could expose us to significant market and commodity risk. We do not currently have any contract with vendors where we have exposure to the underlying commodity prices. In such event, we would consider implementing price increases and pursue cost reduction initiatives; however, we may not be able to pass on these increases in whole or in part to our customers or realize costs savings needed to offset these increases. This discussion does not consider the effects that may have an adverse change on the overall economy, and it also does not consider actions we may take to mitigate our exposure to these changes. We cannot guarantee that the action we take to mitigate these exposures will be successful.

Fuel costs represent a significant operating expense. To date, we have not entered into any contracts or employed any strategies to mitigate our exposure to fuel costs. Historically, we have made limited use of fuel surcharges or delivery fees to help offset rises in fuel costs. Such potential charges have not been in the past, and we believe will not be going forward, applicable to all customers. Consequently, an increase in fuel costs normally results in a decrease in our operating margin percentage. At our current consumption level, a $0.50 change in the price of fuel changes our fuel costs by approximately $1.0 million on an annual basis.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and, include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014. Based upon that evaluation, management concluded that the deficiencies in our internal control over financial reporting identified in the 2013 Form 10-K were under ongoing remediation and therefore continue to exist, and as such our disclosure controls and procedures were not effective as of March 31, 2014.  The deficiencies identified include:

●
The effectiveness of controls over proper purchase and maintenance of inventory and fixed assets.  Additionally, proper application of customer payments and review and approval of vendor invoices and related payments.

●
The effectiveness of certain information technology controls regarding system generated reports at the field level and key spreadsheets utilized across the Company.  This is comprised of controls over data input, calculations, user access, and management review.

●
The effectiveness of the process in place to support the timely review of our financial results and disclosures in our Form 10-K.  Additionally, a number of late or post-closing adjustments were required for our financial statements and related footnote disclosures.

●
The effectiveness of the documentation, review, and approval of significant account reconciliations and key underlying reports.  Furthermore, the Company has not defined parameters for its review of key reconciliations and financial analysis.

●	The effectiveness of the preparation, documentation, review, and approval of journal entries and a lack of formal written accounting policies.

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

Despite the existence of the deficiencies described above, management concludes that the financial statements included in this report fairly represent, in all material aspects, our financial condition, results of operations and cash flows for the periods presented.

Management's Remediation Plan

As previously reported in the 2013 Form 10-K, we are engaged in remedial actions in response to the deficiencies discussed above.  We have implemented a Steering Committee to drive remediation efforts and with the assistance of our external consultants are performing a risk assessment and control rationalization to ensure our efforts are focused on the higher risk, higher impact items. We continue efforts already underway to improve internal control over financial reporting:

●
Management continues to train field personnel regarding proper purchasing procedures and maintenance of fixed assets and inventory.  In addition, management continues to train personnel on process-level procedures including the proper application of customer payments, as well as the review and approval of vendor invoices and related payments.

●	Management continues to implement controls over data input, calculation, user access and management reviews of key financial spreadsheets and intends to integrate field-level systems.

●	Management continues to put controls in place to ensure the timely review of financial results and disclosures.

●
Management continues to improve the formal documentation for account reconciliations as well as set parameters for the review and approval of significant account reconciliations and financial analyses.

●
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

Changes in Internal Control over Financial Reporting

Other than the changes noted above to remediate the previously reported material weakness, there have been no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We may be involved in litigation from time to time in the ordinary course of business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our business, financial condition or results of operations. However, the results of these matters cannot be predicted with certainty and we cannot assure you that the ultimate resolution of any legal or administrative proceeding or dispute will not have a material adverse effect on our business, financial condition and results of operations.

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

On May 30, 2012, the Company, its former CEO and former CFO filed a motion with the United States Judicial Panel on Multidistrict Litigation ("MDL Panel") to centralize all of the cases in the Western District of North Carolina by requesting that the actions filed in the Southern District of New York be transferred to the Western District of North Carolina.  In light of the motion to centralize the cases in the Western District of North Carolina, the Company, its former CEO and former CFO requested from both courts a stay of all proceedings pending the MDL Panel's ruling. On June 4, 2012, the Southern District of New York adjourned all pending dates in the cases in light of the motion to transfer filed before the MDL Panel. On June 13, 2012, the Western District of North Carolina issued a stay of proceedings pending a ruling by the MDL Panel.

On August 13, 2012, the MDL Panel granted the motion to centralize transferring the actions filed in the Southern District of New York to the Western District of North Carolina as part of MDL No. 2384, captioned In re Swisher Hygiene, Inc. Securities and Derivative Litigation. In response, on August 21, 2012, the Western District of North Carolina issued an order governing the practice and procedure in the actions transferred to the Western District of North Carolina as well as the actions originally filed there.  On October 18, 2012, the Western District of North Carolina held an Initial Pretrial Conference at which it appointed lead counsel and lead plaintiffs for the securities class actions, and set a schedule for the filing of a consolidated class action complaint and defendants' time to answer or otherwise respond to the consolidated class action complaint. The Western District of North Carolina stayed the derivative action pending the outcome of the securities class actions.

On April 24, 2013, lead plaintiffs filed their first amended consolidated class action complaint (the "Class Action Complaint") asserting similar claims as those previously alleged as well as additional allegations stemming from the Company's restated financial statements. The Class Action Complaint also named the Company's former Senior Vice President and Treasurer as an additional defendant who has since been dismissed from the case. On June 24, 2013, defendants moved to dismiss the Class Action Complaint.  Briefing on the motions to dismiss was completed on August 9, 2013.  The Western District of North Carolina has not ruled on the motions to dismiss.

On June 11, 2013, an individual action was filed in the U.S. District Court for the Southern District of Florida captioned Miller, et al. v. Swisher Hygiene, Inc., et al., No. 0:13-CV-61292-JAL, against the Company, its former CEO and former CFO, and a former Company director, bringing state and federal claims founded on the allegations that in deciding to sell their company to the Company, plaintiffs relied on defendants' statements about such things as the Company's accounting and internal controls, which, in light of Swisher's restatement of its financial statements, were false. On July 17, 2013, the Company notified the MDL Panel of this action, and requested that it be transferred and centralized in the Western District of North Carolina with the other actions pending there. On July 23, 2013, the MDL Panel issued a Conditional Transfer Order (the "Miller CTO"), conditionally transferring the case to the Western District of North Carolina. On July 29, 2013, plaintiffs notified the MDL Panel that they would seek to vacate the Miller CTO.  In light of the proceedings in the MDL Panel, defendants requested that the Southern District of Florida stay all proceedings pending the MDL Panel's ruling. On August 6, 2013, the Southern District of Florida issued a stay of all proceedings pending a ruling by the MDL Panel.  On October 2, 2013, following a briefing on the issue of whether the Miller CTO should be vacated, the MDL Panel issued an order transferring the action to the Western District of North Carolina.  The Company and the individual defendants filed motions to dismiss the complaint on March 20, 2014.  Briefing on the motions to dismiss will be completed on May 12, 2014.

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

On December 17, 2013, a purported stockholder commenced a putative securities class action on behalf of purchasers of the Company’s common stock filed in the Ontario Superior Court of Justice, captioned Edwards v. Swisher Hygiene, Inc., et al., CV 13-20282 CP, against the Company, the former CEO and former CFO.  The action alleges claims under Canadian law for alleged misrepresentations of the Company’s financial position relating to its business acquisitions.

On March 28, 2014, a purported stockholder commenced a putative securities class action on behalf of purchasers of the Company’s common stock filed in the Ontario Superior Court of Justice, captioned Phillips v. Swisher Hygiene, Inc., et al., CV 14-00501096-0000, against the Company, the former CEO, the former CFO and the Company's former Senior Vice President and Treasurer.  The action alleges claims under Canadian law stemming from Swisher's restatement.

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

On July 11, 2013, one of the purported stockholders filed a derivative action on behalf of the Company in the General Court of Justice, Superior Court Division in the State of North Carolina, Mecklenburg County, captioned Borthwick v. Berrard , et. al., No. 13-CVS-12397. The action asserts claims against the Company as a nominal defendant, its former CEO and former CFO, and certain former and current Company directors for breaches of fiduciary duties, gross mismanagement, abuse of control, waste of corporate assets, and aiding and abetting thereof in connection with the Company's restatement of its financial statements. Among other things, the action seeks damages on behalf of the Company and an order directing the Company to implement corporate governance reforms. On August 7, 2013, the Company filed a notice to remove the action from the General Court of Justice, Superior Court Division in the State of North Carolina, Mecklenburg County to the Western District of North Carolina.  On August 30, 2013, the Company moved to consolidate this action with the actions previously consolidated before the Western District of North Carolina, and to stay the action.  On September 25, 2013, the Western District of North Carolina granted the Company's motion.

Other Litigation

Under the terms of an agreement pursuant to which the Company sold the Waste segment, the Company accepted responsibility for resolving certain litigation.  One such matter involved a contractual dispute between the business sold and a third party plaintiff that contended it was owed a sales commission or royalty under a purported contract with the Company’s former business that began prior to the Company owning such former business and was to expire subsequent to the date the Company sold the business.  While the Company, acting on behalf of the sold business, disputed the validity of the purported contract and the amounts claimed during a non-jury trial in December 2013, final judgment was entered on behalf of the plaintiff in the amount of $1.6 million, plus pre-judgment interest, fees and costs, totaling $2.4 million.  The Company and plaintiff agreed to a final settlement of $1.9 million which was paid in February 2014 and accrued as of December 31, 2013.

Other Matters

The Company was contacted by the staff of the Atlanta Regional Office of the SEC and by the United States Attorney's Office for the Western District of North Carolina (the "U.S. Attorney's Office") after publicly announcing the Audit Committee's internal review and the delays in filing our periodic reports. The Company has been asked to make certain individuals available and to provide certain information about these matters to the SEC and the U.S. Attorney's Office. The Company is fully cooperating with the SEC and the U.S. Attorney's Office. Any action by the SEC, the U.S. Attorney's Office or other government agency could result in criminal or civil sanctions against the Company and/or certain of its current or former officers, directors or employees.

On July 17, 2013, the Company received a written notice from The Nasdaq Listing Qualifications Department indicating that the Company is not in compliance with the minimum bid price requirement of $1.00 per share set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing on The Nasdaq Global Select Market.  The Nasdaq Listing Rules require listed securities to maintain a minimum bid price of $1.00 per share and, based upon the closing bid price for the 30 consecutive business days ended July 16, 2013, the Company did not meet this requirement. The Company was initially provided a 180 day period in which to regain compliance.  Following the initial 180 day period, on January 9, 2014, the Company requested the transfer of its listing to The Nasdaq Capital Market from The Nasdaq Global Select Market and, on January 13, 2014, The Nasdaq Listing Qualifications Department approved such transfer.  In connection with the Company’s transfer, the Company was provided an additional 180 day period to regain compliance with the minimum bid price requirement of $1.00 per share set forth in Nasdaq Listing Rule 5450(a)(1). If at any time during this period the closing bid price of the Company’s common stock is at least $1.00 for a minimum of ten consecutive business days, the Company will receive a written confirmation of compliance from Nasdaq and the matter will be closed. If necessary to cure the deficiency, the Company will effect a reverse stock split during this additional 180 day compliance period.

As previously disclosed on September 16, 2013, William M. Pierce was appointed the President and Chief Executive Officer of the Company effective September 10, 2013.  As a result of his appointment, Mr. Pierce is no longer considered an "independent" director for purposes of Audit Committee membership and as such Mr. Pierce resigned as a member of the Company’s Audit Committee, effective September 10, 2013.  On September 20, 2013, the Company received a notification from Nasdaq that, as a result of Mr. Pierce's resignation from the Audit Committee, the Company was no longer in compliance with Nasdaq’s audit committee requirements as set forth in Nasdaq Listing Rule 5605 which requires the Audit Committee be composed of at least three members.  In accordance with Nasdaq Listing Rule 5605(c)(4), the Company has until the earlier of the Company's next annual shareholders' meeting or September 10, 2014 to regain compliance with the Audit Committee membership requirement.  The Company expects to appoint an additional independent director to serve on the Audit Committee during the cure period.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of our 2013 Form 10-K which could materially affect our business, financial condition, or future results. There have been no material changes to the risk factors previously disclosed in our 2013 Form 10-K.

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1	Separation Agreement and Release between Swisher Hygiene Inc. and Thomas E. Aucamp, dated March 7, 2014.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
________________________

*Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWISHER HYGIENE INC.
(Registrant)

	By:	/s/ William M. Pierce
Dated: May 12, 2014		William M. Pierce President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ William T. Nanovsky
Dated: May 12, 2014		William T. Nanovsky Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Linda C. Wilson-Ingram
Dated: May 12, 2014		Linda C. Wilson-Ingram Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

SWISHER HYGIENE INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description
10.1	Separation Agreement and Release between Swisher Hygiene Inc. and Thomas E. Aucamp, dated March 7, 2014.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
________________________

*           Furnished herewith.