Form 10-Q
period 2014-06-30
Swisher Hygiene Inc.
filed 2014-08-11
CIK 1504747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _____________.

Commission File Number: 001-35067

SWISHER HYGIENE INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-3819646
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4725 Piedmont Row Drive, Suite 400 Charlotte, North Carolina	28210
(Address of Principal Executive Offices)	(Zip Code)
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

Number of shares outstanding of each of the registrant's classes of Common Stock at August 7, 2014: 17,587,139 shares of Common Stock, $0.001 par value per share.

SWISHER HYGIENE INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2014	2013
	(Unaudited)
Current assets
Cash and cash equivalents	$13,307	$21,465
Restricted cash	2,287	3,558
Accounts receivable (net of allowance for doubtful accounts of approximately $1.4 million at June 30, 2014 and $2.0 million at December 31, 2013)	19,047	21,010
Inventory, net	14,523	14,032
Deferred income taxes	96	935
Assets held for sale	341	4,520
Other assets	3,987	5,782
Total current assets	53,588	71,302
Restricted cash	2,301	2,117
Property and equipment, net	41,176	43,842
Goodwill	-	5,821
Other intangibles, net	7,526	8,436
Customer relationships and contracts, net	25,603	28,575
Other noncurrent assets	1,282	1,624
Total assets	$131,476	$161,717

Current liabilities
Accounts payable	$12,784	$8,794
Accrued expense	11,165	11,951
Long-term debt and obligations due within one year	3,044	5,251
Liabilities of discontinued operations	62	2,131
Total current liabilities	27,055	28,127
Long-term debt and obligations	1,685	2,003
Deferred income taxes	163	1,053
Other long-term liabilities	3,335	3,348
Total noncurrent liabilities	5,183	6,404

Commitments and contingencies

Equity
Preferred stock, par value $0.001, authorized 10,000,000 shares; no shares issued and outstanding at June 30, 2014 and December 31, 2013	-	-
Common stock, par value $0.001, authorized 600,000,000 shares; 17,587,139 shares and 17,577,323 shares issued and outstanding at June 30, 2014 and December 31, 2013 (1)	18	18
Additional paid-in capital (1)	389,242	388,252
Accumulated deficit	(289,494)	(260,555)
Accumulated other comprehensive loss	(528)	(529)
Total equity	99,238	127,186
Total liabilities and equity	$131,476	$161,717

(1)	All outstanding share amounts and computations using such amounts have been retroactively adjusted to reflect the June 3, 2014 one-for-ten reverse stock split.

See Notes to Condensed Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue
Products	$44,780	$48,996	$88,021	$95,033
Services	4,809	5,909	9,503	11,653
Franchise and other	366	481	726	723
Total revenue	49,955	55,386	98,250	107,409

Costs and expenses
Cost of sales (exclusive of route expenses and related depreciation and amortization)	22,973	24,399	44,785	46,965
Route expenses	12,598	14,196	24,961	27,383
Selling, general, and administrative expenses	17,134	24,106	36,904	51,469
Depreciation and amortization	5,175	5,503	10,533	11,152
Impairment loss on assets held for sale	960	1,638	2,989	1,638
Impairment loss on goodwill	5,821	-	5,821	-
Total costs and expenses	64,661	69,842	125,993	138,607
Loss from continuing operations	(14,706)	(14,456)	(27,743)	(31,198)

Other expense, net	(501)	(88)	(1,219)	(159)
Net loss from continuing operations before income taxes	(15,207)	(14,544)	(28,962)	(31,357)
Income tax benefit (expense)	60	(341)	23	(767)
Net loss from continuing operations	(15,147)	(14,885)	(28,939)	(32,124)
Loss from discontinued operations, net of tax	-	(499)	-	(499)
Net loss	(15,147)	(15,384)	(28,939)	(32,623)

Comprehensive loss
Employee benefit plan adjustment, net of tax	-	3	-	3
Foreign currency translation adjustment	16	(55)	1	(53)
Comprehensive loss	$(15,131)	$(15,436)	$(28,938)	$(32,673)

Loss per share (1)
Basic and diluted (continuing operations)	$(0.86)	$(0.88)	$(1.64)	$(1.86)
Basic and diluted (discontinued operations)	-	(0.00)	-	(0.00)

Weighted-average common shares used in the computation of loss per share (1)
Basic and diluted	17,703,886	17,528,886	17,696,221	17,522,350

(1)	All outstanding share amounts and computations using such amounts have been retroactively adjusted to reflect the June 3, 2014 one-for-ten reverse stock split.

See Notes to Condensed Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net loss	$(28,939)	$(32,623)
Adjustments to reconcile net loss to cash used in operating activities:
Loss from discontinued operations, net of tax	-	499
Depreciation and amortization	10,533	11,152
Provision for doubtful accounts	231	329
Stock based compensation	1,011	1,719
Deferred income taxes	(51)	766
Impairment loss on assets held for sale	2,989	1,638
Impairment loss on goodwill	5,821	-
Loss on sale of assets	54	26
Loss on sale of assets held for sale	814	-
Other	(1)	-
Changes in operating assets and liabilities:
Accounts receivable	1,732	(559)
Inventory	(512)	(514)
Accounts payable, accrued expense and other current liabilities	3,113	2,153
Other assets and non-current assets	1,421	1,614
Net cash used in operating activities of continuing operations	(1,784)	(13,800)
Net cash used in operating activities of discontinued operations	(2,069)	(2,822)
Cash used in operating activities	(3,853)	(16,622)
Investing activities
Receivable due from sale of discontinued operations (including working capital adjustment)	-	12,571
Purchases of property and equipment	(4,048)	(8,509)
Cash received on sale of property and equipment	54	129
Cash received on sale of assets held for sale	1,149	-
Restricted cash	1,087	(285)
Cash (used in) provided by investing activities	(1,758)	3,906
Financing activities
Principal payments on debt	(2,525)	(4,592)
Proceeds from debt issuances	-	484
Taxes paid related to income tax withheld on settlement of equity awards	(22)	-
Cash used in financing activities	(2,547)	(4,108)

Net decrease in cash and cash equivalents	(8,158)	(16,824)
Cash and cash equivalents at the beginning of the period	21,465	61,419
Cash and cash equivalents at the end of the period	$13,307	$44,595

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

On June 3, 2014, a one-for-ten reverse split of the Company's issued and outstanding common stock, $0.001 par value per share, became effective ("Reverse Stock Split").  Trading of the common stock on a post-Reverse Stock Split adjusted basis began at the open of business on the morning of June 3, 2014. All historic share and per share information, including earnings per share, in this Form 10-Q have been retroactively adjusted to reflect the Reverse Stock Split.

Newly Issued Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers" (Topic 606). This ASU is intended to clarify the principles for recognizing revenue by providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices; and providing more useful information to users of financial statements through improved revenue disclosure requirements. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2016.  The Company is currently evaluating the impact of this ASU.

NOTE 2 — DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Discontinued Operations – Waste Segment

The Company completed the sale of its Waste segment on November 15, 2012.  For the six month period ended June 30, 2014, net cash used in operating activities of discontinued operations was $2.1 million and consisted of a $1.9 million payment for legal fees and the settlement of a contractual dispute that the Company accepted responsibility to resolve as a part of the sale of the Waste segment.  For the six month period ended June 30, 2013, net cash used in operating activities of discontinued operations was $2.8 million and consisted of payments primarily related to severance and professional fees associated with the sale of the Waste segment.

Assets Held For Sale

During 2013, the Company commenced an active program to sell certain linen and dust operations that were determined to be under-performing, non-core businesses or routes. Additionally, a chemical manufacturing plant was closed in connection with the Company’s plant consolidation effort. In accordance with ASC 360, Property, Plant and Equipment, these assets have been classified as assets held for sale in the Condensed Consolidated Balance Sheet and the assets were adjusted to the lower of historical carrying amount or fair value.  Fair value is based on the estimated sales price, less selling costs, of the assets. Estimates of the net sales proceeds are derived using Level 3 inputs, including the Company’s estimates related to  industry multiples of revenues or operating metrics, the status of ongoing sales negotiations and asset purchase agreements where available.  The Company’s estimates of fair value require significant judgment and are regularly reviewed and subject to change based on market conditions, changes in the customer base of the operations or routes and our continuing evaluation as to the facility's acceptable sales price.

During the second quarter of 2014, the Company updated its estimates of the fair value of certain routes and operations to reflect events that occurred during the period, resulting in an impairment loss of $1.0 million for the three months ended June 30, 2014.  The cumulative impairment loss for the six months ended June 30, 2014 was $3.0 million, of which $1.7 million was attributable to a reduction in the estimate of net sales proceeds for a linen processing operation.  The factors driving this reduction were the cancellation notifications  received during April and May 2014 from three major customers resulting in a significant loss of forecasted revenue; and the operation’s first quarter loss which was in excess of the Company’s estimates.    The resulting revisions to estimates of fair value for this operation considered these developments as well as discussions with potential buyers.

The Company completed several sales transactions during the six months ended June 30, 2014, which resulted in the receipt of $1.1 million in cash and the remainder in receivables.  A loss on these sales of $0.8 million was incurred and the Company wrote off $0.5 million of a receivable balance for sales proceeds that were contingent on post-closing revenues of previously sold routes that were lower than estimated.  The total loss of $0.2 million and $0.8 million for the three and six months ended June 30, 2014, respectively, is included in “Other expense, net” in the condensed consolidated statements of operations and comprehensive loss.

None of the disposal groups that could be classified as discontinued operations were material, individually or in the aggregate, to the Company’s consolidated financial statements and therefore these results were not separately classified in discontinued operations.  The remaining portfolio of assets held for sale did not meet the criteria for discontinued operations as they did not represent operations and cash flows that are clearly distinguished, operationally and for financial reporting purposes. Additionally, the Company anticipates maintaining continuing  revenues with respect to a the majority of the sold routes and or customers through the sale of chemical, paper and its other core hygiene and sanitizing products and services.   The  2013 annual revenue attributable to the linen assets held for sale and the sold linen assets was $14.1 million.  For the three and six months ended June 30, 2014, linen related revenue attributable to the linen assets held for sale and the sold linen assets was $1.1 million and $2.5 million, respectively, and $3.8 million and $7.4 million for the three and six months ended June 30, 2013, respectively.  The Company expects that the majority of the sales transactions, related to the remainder of the assets held for sale, will be completed within the next three months.

The major classes of the assets held for sale are as follows:

	June 30,	December 31,
	2014	2013
Property and equipment, net	$205	$2,410
Goodwill	-	1,272
Customer relationships, net	136	833
Other, net	-	5
Total	$341	$4,520

NOTE 3 — PRIOR PERIOD RECLASSIFICATION

In the first quarter of 2014, the Company began implementing a realignment of its field service and sales organization and as a result the primary function of certain job titles has shifted from primarily a sales to a service focus.  The additional service activities involve more frequent field visits to perform preventative maintenance, repairs, evaluation of product and service solutions and required inventory levels.  This realignment of the field service and sales organization is being implemented in stages during 2014.  Payroll expense related to these job titles was historically classified within “Selling, general and administrative expenses” in the Condensed Consolidated Statement of Operations and Comprehensive Loss, based on the primary job focuses of sales and administration.  Based on the changes in the job functions, the related payroll expense will be classified within “Route expense”, which the Company defines as the employee costs incurred to provide service and deliver products to customers.  To facilitate comparability between the periods presented in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended June 30, 2013, certain selling, general and administrative expenses have been reclassified to route expense to conform to the current period’s presentation as follows: $2.9 million increase in route expense from $11.3 million to $14.2 million and a $2.9 million decrease in selling, general and administrative expense from $27.0 million to $24.1 million.  The reclassifications for the six months ended June 30, 2013 were $5.6 million increase in route expense from $21.8 million to $27.4 million and a $5.6 million decrease in selling, general and administrative expense from $57.1 million to $51.5 million.  There was no impact to loss from continuing operations, net loss or loss per share as a result of the 2013 reclassifications.

NOTE 4 — GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill for the six months ended June 30, 2014 are as follows:

Goodwill	Gross carrying	Accumulated	Net carrying
	amount	impairment	amount
Balance- December 31, 2013	$99,885	$(94,064)	$5,821
Impairment loss	-	(5,821)	(5,821)
Balance – June 30, 2014	$99,885	$(99,885)	$-

The Company’s accounting policy is to perform an annual goodwill impairment test in the fourth quarter or more frequently whenever events or circumstances indicate that goodwill or the carrying value of intangible assets may not be recoverable.  On a quarterly basis, we monitor the key drivers of fair value to detect the existence of indicators or changes that would warrant an interim impairment test for our goodwill and intangible assets.   Due to a shortfall in sales compared to expectations in the quarter ended June 30, 2014, the Company elected to bypass the qualitative analysis step and proceed directly to step 1 of the goodwill impairment test.  Step 1 of the goodwill impairment test was performed with the assistance of an independent valuation specialist using the discounted cash flow method (“DCF”.)  Based on this analysis, it was determined that the Company’s net book value exceeded its fair value thereby necessitating the performance of step 2 of the goodwill impairment test.  The decrease in estimated fair value is driven by lower actual revenue compared to 2014 projections.  The growth rates for the second half of 2014 and the first half of 2015 were revised to reflect the lower revenue during the six months ended June 30, 2014.  The effect of these revisions resulted in a loss of estimated fair value resulting in a write-off of the remaining goodwill balance with a non-cash impairment charge of $5.8 million.  It was concluded there was no impairment of intangible assets as of June 30, 2014.

Amortization expense on finite lived intangible assets for the six months ended June 30, 2014 and 2013 was $4.0 million and $4.2 million, respectively.

NOTE 5 — INVENTORY

Inventory, net of reserves, as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30,	December 31,
	2014	2013
Finished goods	$11,022	$11,587
Raw materials	3,056	2,042
Work in process	445	403
Total	$14,523	$14,032

NOTE 6 — EQUITY

On May 15, 2014, a reverse stock split of the Company’s issued and outstanding common stock (the “reverse stock split”) at a ratio of one-for-ten was approved by the Company’s stockholders.  The Reverse Stock Split became effective June 3, 2014 pursuant to a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the State of Delaware.  The Company is authorized in its Amended and Restated Certificate of Incorporation to issue up to a total of 600,000,000 shares of common stock at a par value of $.001 per share and 10,000,000 shares of preferred stock at a par value of $.001 per share.   The Company’s common stock continues to trade on the Nasdaq Capital Market under the symbol SWSH under a new CUSIP number.  In the Condensed Consolidated Balance Sheets, the Equity section has been retroactively adjusted to reflect the reverse stock split for all periods presented by reducing the line item Common stock and increasing the line item Additional paid-in capital, with no change to Equity in the aggregate.

Changes in equity for the six months ended June 30, 2014 consisted of the following:

Balance at December 31, 2013	$127,186
Stock based compensation	1,011
Foreign currency translation adjustment	1
Shares withheld related to income taxes on RSUs	(19)
Purchase of fractional shares	(2)
Net loss	(28,939)
Balance at June 30, 2014	$99,238

Comprehensive Loss

A summary of the changes in the components of accumulated other comprehensive loss for the six months ended June 30, 2014 is provided below:

	Foreign Currency Translation Adjustment	Employee Benefit Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$(94)	$(435)	$(529)
Current period other comprehensive income	1	-	1
Balance at June 30, 2014	$(93)	$(435)	$(528)

NOTE 7 — LONG-TERM DEBT AND OBLIGATIONS
	June 30,	December 31,
	2014	2013
Notes payables	$1,436	$1,721
Convertible promissory notes, 4.0%: maturing at various dates through 2016	1,943	2,679
Capitalized lease obligations and other financing	1,350	2,854
Total debt and obligations	4,729	7,254
Long-term debt and obligations due within one year	(3,044)	(5,251)
Long-term debt and obligations	$1,685	$2,003

       Interest on notes payable range between 2.5% and 4.0% and mature at various dates through 2019.  At the Company’s election, the Company may settle, at any time prior to and including the maturity date, any portion of the outstanding convertible promissory notes’ principal balance of $1.9 million, plus accrued interest, in a combination of cash and shares of common stock. The maximum amount of shares that can be used to settle these notes is 451,706.  To the extent that the Company’s common stock is part of such settlement, the settlement price is the most recent closing price of the Company’s common stock on the trading day prior to the date of settlement. Although none of these notes have been settled to date with shares, if all notes outstanding at June 30, 2014 were to be settled with shares the Company would issue 451,706 shares of common stock.

The Company has entered into capitalized lease obligations with third party finance companies to finance the cost of certain equipment. At June 30, 2014, these obligations bore interest at rates ranging between 7.5% and 18.4% and at December 31, 2013, interest ranged between 3.0% and 18.4%.

The fair value of the Company's debt is estimated based on the current borrowing rates available to the Company for bank loans with similar terms and maturities, and approximates the carrying value of these liabilities.

NOTE 8 — OTHER EXPENSE, NET

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest income	$3	$10	$7	$25
Interest expense	(145)	(80)	(223)	(182)
Foreign currency	(85)	(1)	(100)	(2)
Other	(274)	(17)	(903)	-
Total other expense, net	$(501)	$(88)	$(1,219)	$(159)

    “Other” primarily consists of the loss related to the sale of assets held for sale as described in Note 2, “Discontinued Operations and Assets Held for Sale” for the three and six months ended June 30, 2014.

NOTE 9 — SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2014	2013
Cash paid for income taxes	$91	$631

Cash paid for interest	$223	$155

Cash received from interest	$7	$25

NOTE 10 — LOSS PER SHARE

Basic net loss attributable to common stockholders per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. The following were not included in the computation of diluted loss per share for the three and six months ended June 30, 2014, as their inclusion would be anti-dilutive:

●	21,479 unvested restricted stock units.

The following were not included in the computation of diluted loss per share for the three and six months ended June 30, 2013 as their inclusion would be anti-dilutive.

●
87,149 shares of common stock underlying outstanding stock options of which the market price of the common stock is higher than the exercise price of the related stock awards and unvested restricted stock units.

NOTE 11 — INCOME TAXES

In projecting the Company’s income tax expense for 2014, management has concluded that it is not more likely than not that the Company will realize the benefit of its deferred tax assets and as a result a full valuation allowance will be required as of December 31, 2014. Therefore, the Company has not recognized a tax benefit as it relates to the current loss for the period ended June 30, 2014.

For the three and six months ended June 30, 2014, the Company has recorded an estimate for income taxes based on the Company’s projected income tax expense for the twelve month period ending December 31, 2014.  The Company’s tax provision has an unusual relationship to pretax loss mainly because of the existence of a full deferred tax asset valuation allowance. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance.  However, tax expense recorded in the first quarter of 2014 included the accrual of income tax expense related to an additional valuation allowance in connection with the tax amortization of the Company’s indefinite-lived intangible assets, that was not available to offset existing deferred tax assets (termed a “naked credit”). Specifically, the Company does not consider the deferred tax liabilities related to indefinite lived intangibles assets when determining the need for a valuation allowance.

For the year ended December 31, 2013, there was a deferred tax liability associated with excess book over tax goodwill as it relates to the Company’s Canadian subsidiary.  As goodwill is considered to be an indefinite lived intangible, this associated deferred tax liability is not allowed to be netted with other deferred tax assets in determining the need for a valuation allowance.  This resulted in an overall net deferred tax liability after applying the valuation allowance.

Due to the impairment of goodwill for book purposes as of June 30, 2014, a deferred tax asset now exists related to goodwill for the Canadian subsidiary.  Given the change from 2013 to 2014 from a deferred tax liability to a deferred tax asset, a tax benefit for 2014 was recognized.

NOTE 12 — RELATED PARTY TRANSACTIONS

The Company paid fees for training course development and utilization of the delivery platform from a company, the majority of which is owned by a partnership in which a former director and two former executives of the Company have a controlling interest. Fees paid during the six months ended June 30, 2014 and 2013 were less than $0.1 million, respectively.

As discussed further below in Note 13, “Commitments and Contingencies,” the Company entered into a Manufacturing and Supply Agreement (the “Cavalier Agreement”) with a plant in connection with its acquisition of Sanolite in July of 2011.  Also in connection with the acquisition, two of the owners of both Sanolite and the manufacturing plant became Company employees.  Purchases, pursuant to the Cavalier Agreement, for the three months ended June 30, 2014 and 2013 were $1.6 million and $1.9 million, respectively, and for the six months ended June 30, 2014 and 2013 were $3.1 million and $3.6 million, respectively.  At June 30, 2014 and December 31, 2013, the Company has $0.7 million and $0.6 million included in accounts payable due to this entity, respectively. As described below, the transactions pursuant to the Cavalier Agreement are considered to be conducted at the going market prices for such products and the agreement is scheduled to terminate in September 2014.

The Company is obligated to make lease payments pursuant to certain real property and equipment lease agreements with employees that were former owners of acquired companies. Such lease payments during the three months ended June 30, 2014 and 2013 were $0.2 million and $0.3 million, respectively, and for the six months ended June 30, 2014 and 2013 were $0.4 million and $0.5 million, respectively.  In addition, during the three months ended June 30, 2013 previously leased equipment was acquired at a fair market value, determined by a third party appraiser, of $0.2 million.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Guarantees

In connection with a distribution agreement entered into in December 2010, the Company provided a guarantee that the distributor's operating cash flows associated with the agreement would not fall below certain agreed-to minimums, subject to certain pre-defined conditions, over the ten year term of the distribution agreement. If the distributor's annual operating cash flow does fall below the agreed-to annual minimums, the Company will reimburse the distributor for any such short fall up to a pre-designated amount. No value was assigned to the fair value of the guarantee at June 30, 2014 and December 31, 2013 based on a probability assessment of the projected cash flows. Management currently does not believe that it is probable that any amounts will be paid under this agreement and thus there is no amount accrued for the guarantee in the Condensed Consolidated Financial Statements. This liability would be considered a Level 3 financial instrument given the unobservable inputs used in the projected cash flow model.

As discussed above in Note 12, “Related Party Transactions,” the Company entered into the Cavalier Agreement. The agreement, which was scheduled to expire on December 31, 2012, was extended for an additional two year period with an automatic 18-month renewal term and a six month termination provision. The agreement provides for pricing adjustments, up or down, on the first of each month based on the vendor's actual average product costs incurred during the prior month. Additional product payments made by the Company due to the vendors pricing adjustment as a result of this agreement have not been significant and have not represented costs materially above the going market price for such product.  The Company has provided its notice that it does not intend to renew the Cavalier Agreement, which is now scheduled to terminate in September 2014.

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

On June 11, 2013, an individual action was filed in the U.S. District Court for the Southern District of Florida captioned Miller, et al. v. Swisher Hygiene, Inc., et al., No. 0:13-CV-61292-JAL, against the Company, its former CEO and former CFO, and a former Company director, bringing state and federal claims founded on the allegations that in deciding to sell their company to the Company, plaintiffs relied on defendants' statements about such things as the Company's accounting and internal controls, which, in light of Swisher's restatement of its financial statements, were false. On July 17, 2013, the Company notified the MDL Panel of this action, and requested that it be transferred and centralized in the Western District of North Carolina with the other actions pending there. On July 23, 2013, the MDL Panel issued a Conditional Transfer Order (the "Miller CTO"), conditionally transferring the case to the Western District of North Carolina. On July 29, 2013, plaintiffs notified the MDL Panel that they would seek to vacate the Miller CTO. In light of the proceedings in the MDL Panel, defendants requested that the Southern District of Florida stay all proceedings pending the MDL Panel's ruling. On August 6, 2013, the Southern District of Florida issued a stay of all proceedings pending a ruling by the MDL Panel.  On October 2, 2013, following briefing on the issue of whether the Miller CTO should be vacated, the MDL Panel issued an order transferring the action to the Western District of North Carolina.  The Company and the individual defendants filed motions to dismiss the complaint on March 20, 2014.  Briefing on the motions to dismiss was completed on May 12, 2014.  On June 2, 2014, plaintiffs filed a motion with the Western District of North Carolina seeking a suggestion for remand from that Court to the MDL Panel. Briefing on that motion was completed on June 26, 2014. Oral argument on the motions to dismiss and motion for suggestion for remand were heard on July 22, 2014.   On August 5, 2014, the Western District of North Carolina denied plaintiffs’ motion for suggestion for remand.

On July 11, 2013, a purported stockholder filed a derivative action on behalf of the Company in the General Court of Justice, Superior Court Division in the State of North Carolina, Mecklenburg County, captioned Borthwick v. Berrard , et. al., No. 13-CVS-12397. The action asserts claims against the Company as a nominal defendant, its former CEO and former CFO, and certain former and current Company directors for breaches of fiduciary duties, gross mismanagement, abuse of control, waste of corporate assets, and aiding and abetting thereof in connection with the Company's restatement of its financial statements. Among other things, the action seeks damages on behalf of the Company and an order directing the Company to implement corporate governance reforms. On August 7, 2013, the Company filed a notice to remove the action from the General Court of Justice, Superior Court Division in the State of North Carolina, Mecklenburg County to the Western District of North Carolina. On August 30, 2013, the Company moved to consolidate this action with the actions previously consolidated before the Western District of North Carolina, and to stay the action. On September 25, 2013, the Western District of North Carolina granted the Company's motion to consolidate and stay the action.

Although the Company continues to believe it has meritorious defenses to the asserted claims to the securities class actions in the United States, the defendants and plaintiffs agreed to the terms of a settlement and on February 5, 2014 executed a settlement agreement that, following approval by the Western District of North Carolina, will resolve all claims in the securities class actions pending there (the "Settlement").  The Settlement provides that the defendants will make a set cash payment totaling $5,500,000, all from insurance proceeds, to settle all of the securities class actions, and full and complete releases will be provided to defendants.  On March 11, 2014, the Western District of North Carolina issued a preliminary order approving the Settlement, and scheduled a hearing for August 6, 2014.  That same day, the Western District of North Carolina also  issued an order terminating defendants’ pending motions to dismiss the Class Action Complaint as moot in light of the Settlement.  On August 6, 2014, following a hearing, the Western District of North Carolina approved the Settlement, and issued an Order and Final Judgment that, among other things, dismissed the securities class actions with prejudice and provided for full and complete releases to defendants.

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

On May 19, 2014, the Company received a letter from NASDAQ noting the Company has regained compliance with NASDAQ Listing Rule 5605(c)(2), which requires the Company to maintain an Audit Committee of at least three members.

On June 17, 2014, the Company received a letter from NASDAQ noting the Company has regained compliance with NASDAQ Listing Rule 5550(a)(2), which requires the Company to maintain a minimum closing bid price of $1.00 per share.

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

Business Overview

We currently operate in one business segment, Hygiene, which encompasses providing essential hygiene and sanitizing service solutions to customers in a wide range of end-markets including foodservice, hospitality, retail and the healthcare industries.  We sell consumable products such as detergents, cleaning chemicals, soap, paper, water filters and supplies, together with the rental and servicing of dish machines and other equipment for the dispensing of those products as well as additional services such as the cleaning of restrooms and other facilities.  As we progress into 2014, we are beginning to see the positive impact of cost efficiencies, capital resource management and planning, plant consolidations and route optimization efforts; however we believe we will need to increase revenues in order to maximize our profitability. We are committed to our philosophy of Service, People and Profitably.  To that end, we have commenced a realignment of our field service and sales teams to better serve our customers since we believe this will ultimately drive increased revenues through improved customer retention and the ability to leverage our current customer base.  See “Prior Period Reclassification” for a description of our realignment.

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

Newly Issued Accounting Pronouncements

  In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers" (Topic 606). This ASU is intended to clarify the principles for recognizing revenue by providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices; and providing more useful information to users of financial statements through improved revenue disclosure requirements. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2016. We are currently evaluating the impact of this ASU.

Assets Held for Sale

During 2013, the Company commenced an active program to sell certain linen and dust operations that were determined to be under-performing, non-core businesses or routes. Additionally, a chemical manufacturing plant was closed in connection with the Company’s plant consolidation effort. In accordance with ASC 360, Property, Plant and Equipment, these assets have been classified as assets held for sale in the Condensed Consolidated Balance Sheet and the assets were adjusted to the lower of historical carrying amount or fair value.  Fair value is based on the estimated sales price, less selling costs, of the assets. Estimates of the net sales proceeds are derived using Level 3 inputs, including the Company’s estimates related to  industry multiples of revenues or operating metrics, the status of ongoing sales negotiations and asset purchase agreements where available.  The Company’s estimates of fair value require significant judgement and are regularly reviewed and subject to change based on market conditions, changes in the customer base of the operations or routes and our continuing evaluation as to the facility's acceptable sale price.

During the second quarter of 2014, the Company updated its estimates of the fair value of certain routes and operations to reflect events that occurred during the period, resulting in an impairment loss of $1.0 million for the three months ended June 30, 2014.  The cumulative impairment loss for the six months ended June 30, 2014 was $3.0 million, of which $1.7 million was attributable to a reduction in the estimate of net sales proceeds for a linen processing operation.  The factors driving this reduction were the cancellation notifications, received during April and May 2014 from three major customers resulting in a significant loss of forecasted revenue; and the operation’s first quarter loss which was in excess of the Company’s estimates. The resulting revisions to estimates of fair value for this operation considered these developments as well as discussions with potential buyers.

The Company completed several sales transactions during the six months ended June 30, 2014, which resulted in the receipt of $1.1 million in cash and the remainder in receivables.  A loss on these sales of $0.8 million was incurred and the Company wrote off $0.5 million of a receivable balance for sales proceeds that were contingent on post-close revenues of previously sold routes that were lower than estimated.  The total loss of $0.2 million and $0.8 million for the three and six months ended June 30, 2014, respectively, is included in “Other expense, net” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Assets held for sale at June 30, 2014 were $0.3 million.  The 2013 annual revenue attributable to the linen assets held for sale and the sold linen assets was $14.1 million.  For the three and six months ended June 30, 2014, linen related revenue attributable to the linen assets held for sale and the sold linen assets was $1.1 million and $2.5 million, respectively, and $3.8 million and $7.4 million for the three and six months ended June 30, 2013, respectively.  The Company expects that the majority of the sales transactions, related to the assets held for sale, will be primarily completed within the next three months.

Prior Period Reclassification

In the first quarter of 2014, the Company began implementing a realignment of its field service and sales organization and as a result the primary function of certain job titles has shifted from primarily a sales to a service focus.  The additional service activities involve more frequent field visits to perform preventative maintenance, repairs, evaluation of product and service solutions and required inventory levels.  This realignment of the field service and sales organization is being implemented in stages during 2014.  Payroll expense related to these job titles was historically classified within “Selling, general and administrative expenses” in the Condensed Consolidated Statement of Operations and Comprehensive Loss, based on the primary job focuses of sales and administration.  Based on the changes in the job functions, the related payroll expense will be classified within route expense, which the Company defines as the employee costs incurred to provide service and deliver products to customers.   To facilitate comparability between the periods presented in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended June 30, 2013, certain selling, general and administrative expense have been reclassified to route expense to conform to the current period’s presentation as follows: $2.9 million increase in route expense from $11.3 million to $14.2 million and a $2.9 million decrease in selling, general and administrative expense from $27.0 million to $24.1 million.  The reclassifications for the six months ended June 30, 2013 were $5.6 million increase in route expense from $21.8 million to $27.4 million and a $5.6 million decrease in selling, general and administrative expense from $57.1 million to $51.5 million.  There was no impact to loss from continuing operations, net loss or loss per share as a result of the 2013 reclassifications.

RESULTS OF CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2014

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

Total revenue and the revenue derived from each revenue type for the three months ended June 30, 2014 and 2013 are as follows:

	2014	%	2013	%
Revenue	(In thousands)
Products	$44,780	89.7%	$48,996	88.4%
Services	4,809	9.6%	5,909	10.7%
Franchise and other	366	0.7%	481	0.9%
Total revenue	$49,955	100.0%	$55,386	100.0%

Consolidated revenue decreased $5.4 million or 9.8% to $50.0 million for the three months ended June 30, 2014 compared to 2013.  Excluding revenue generated from linen assets sold and held for sale for the three months ended June 30, 2014 and 2013, consolidated revenue decreased 5.3% on a comparable basis.  Product revenue decreased $4.2 million primarily due to a $2.1 million decrease related to linen routes and businesses sold plus a $0.7 million decrease attributed to the loss of customers at existing linen operations.  Service revenues declined $1.1 million due to the loss of hygiene customers and customers sold in connection with assets held for sale.  Franchise and other revenue remained fairly consistent period over period.

        Cost of Sales

Cost of sales consists primarily of the cost of chemical, paper, air freshener and other consumable products sold to, or used in the servicing of, our customers. These costs are exclusive of route expense and related depreciation and amortization. Cost of sales for the three months ended June 30, 2014 and 2013 are as follows:

	2014	% (1)	2013	%(1)
Cost of Sales	(In thousands)
Products	$22,778	50.9%	$23,699	48.4%
Services	131	2.7%	311	5.3%
Franchise and other	64	17.5%	389	80.9%
Total cost of sales	$22,973	46.0%	$24,399	44.1%

(1)           Represents cost as a percentage of the respective product and service line revenue.

Cost of sales decreased $1.4 million or 5.8% to $23.0 million for the three months ended June 30, 2014 compared to 2013.  Reported in the 2014 cost of sales amount is a $0.5 million realignment of freight costs that were classified in selling, general and administrative expenses in 2013.  The Company has elected not to reclassify this amount in its prior period Condensed Consolidated Statements of Operations and Comprehensive Loss for comparability purposes since it is considered immaterial. As a percentage of sales, consolidated cost of sales increased from 44.1% to 46.0%.  Without the $0.5 million realignment, 2014 total cost of sales as a percentage of revenue is 44.9%.  The remaining quarter over quarter percentage increase is driven by the overall revenue mix, including the loss of linen revenues, and the mix of revenue within products.

Route Expenses

Route expenses consist of costs incurred by the Company for the delivery of products and providing services to customers. The components of route expenses for the three months ended June 30, 2014 and 2013 are as follows:

	2014	% (1)	2013	% (1)
Route Expenses	(In thousands)
Compensation	$9,847	19.9%	$10,344	18.8%
Vehicle and other expenses	2,751	5.5%	3,852	7.0%
Total route expenses	$12,598	25.4%	$14,196	25.8%

(1)           Represents route expenses as a percentage of total non-franchise revenue.

Route expenses decreased $1.6 million or 11.3% to $12.6 million for the three months ended June 30, 2014 compared to 2013.   The components of this change were decreases in compensation of $0.5 million and decreases in vehicle and other expenses of $1.1 million.  Route expense as a percentage of total revenue was 25.4% and 25.8% for the three months ended June 30, 2014 and 2013, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of the costs incurred for:

●	Local office and field management support costs that are related to field operations. These costs include compensation, occupancy expense and other general and administrative expenses.
●	Selling expenses which include compensation and commissions for local sales representatives and corporate account representatives.
●	Marketing expenses.
●	Corporate office expenses which include executive management, information technology, human resource, accounting, purchasing and other support costs.
●	Investigation and fees related to the Audit Committee review, restatement process, and other non-recurring fees related to completing our 2012 audit.

The details of selling, general and administrative expenses for the three months ended June 30, 2014 and 2013 are as follows:

	2014	%(1)	2013	% (1)
Selling, General & Administrative Expenses	(In thousands)
Compensation	$10,007	20.0%	$12,394	22.4%
Occupancy	1,820	3.6%	2,290	4.1%
Other	5,307	10.6%	9,422	17.0%
Total selling, general & administrative expenses	$17,134	34.3%	$24,106	43.5%

(1) Represents expenses as a percentage of total revenue.

Selling, general and administrative expenses decreased $7.0 million to $17.1 million for the three months ended June 30, 2014 compared to 2013. The components of this change were decreases in compensation of $2.4 million, occupancy of $0.5 million, and other expenses of $4.1 million.  Compensation expense decreased primarily due to ongoing cost efficiencies, a reduction in stock based compensation and the sale of the linen business.  Occupancy decreased due to the sale of a linen plant and due to ongoing efforts to reduce facility infrastructure needs.  Other expenses decreased primarily due to the decrease in professional fees of $2.3 million; the decrease in bad debt expense of $0.4 million; the decrease related to realigning freight costs in cost of sales of $0.5 million, plus additional expense reduction initiatives.

       Depreciation and Amortization

Depreciation and amortization consists of depreciation of property and equipment and the amortization of intangible assets. Depreciation and amortization decreased $0.3 million to $5.2 million or 6.0% for the three months ended June 30, 2014.  The decrease is due in part to the categorization of certain fixed assets as assets held for sale.

Impairment Related to Goodwill

In conjunction with its goodwill impairment test, the Company incurred a non-cash goodwill impairment charge of $5.8 million during the three months ended June 30, 2014, see Note 4, “Goodwill and Other Intangible Assets” for further discussion of the impairment.

        Other Expense, Net

Details of other expense, net for three months ended June 30, 2014 and 2013 are as follows:

	2014	2013
	(In thousands)
Interest income	$3	$10
Interest expense	(145)	(80)
Foreign currency	(85)	(1)
Other	(274)	(17)
Total other expense, net	$(501)	$(88)

The increase in other expense is primarily due to the $0.2 million loss on assets held for sale.

       Income Tax Expense

In projecting the Company’s income tax expense for 2014, management has concluded that it is not more likely than not that the Company will realize the benefit of its deferred tax assets and as a result a full valuation allowance will be required as of December 31, 2014. Therefore, the Company has not recognized a tax benefit as it relates to the current loss for the period ended June 30, 2014.

For the three months ended June 30, 2014, the Company has recorded an estimate for income taxes based on the Company’s projected income tax expense for the twelve month period ending December 31, 2014. The Company’s tax provision has an unusual relationship to pretax loss mainly because of the existence of a full deferred tax asset valuation allowance. This circumstance generally results in a zero tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance. However, due to the impairment of goodwill for book purposes as of June 30, 2014, a deferred tax asset now exists related to goodwill.  The change from a net deferred tax liability to a net deferred tax asset resulted in a tax benefit.

RESULTS OF CONTINUING OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2014

Revenue

Total revenue and the revenue derived from each revenue type for the six months ended June 30, 2014 and 2013 are as follows:

	2014	%	2013	%
Revenue	(In thousands)
Products	$88,021	89.6%	$95,033	88.5%
Services	9,503	9.7%	11,653	10.8%
Franchise and other	726	0.7%	723	0.7%
Total revenue	$98,250	100.0%	$107,409	100.0%

Consolidated revenue decreased $9.2 million or 8.5% to $98.3 million for the six months ended June 30, 2014 compared to 2013.  Excluding revenue generated from linen assets sold and held for sale for the six months ended June 30, 2014 and 2013, consolidated revenue decreased 4.3% on a comparable basis.  Product revenue decreased $7.0 million primarily due to a $5.0 million decrease related to linen routes and businesses sold.   The remaining product revenue decrease is primarily due to a $1.3 million decrease from the loss of customers at existing linen operations, offset by the addition of $0.9 million in revenues previously classified as service revenues.  Service revenues declined $2.1 million due to the loss of hygiene customers, approximately $0.2 million of which related to divested linen routes and customers sold in connection with assets held for sale.  Franchise and other revenue remained consistent period over period.

      Cost of Sales

Cost of sales consists primarily of the cost of chemical, paper, air freshener and other consumable products sold to, or used in the servicing of, our customers. These costs are exclusive of route expense and related depreciation and amortization. Cost of sales for the six months ended June 30, 2014 and 2013 are as follows:

	2014	% (1)	2013	%(1)
Cost of Sales	(In thousands)
Products	$44,358	50.4%	$45,658	48.0%
Services	265	2.8%	683	5.9%
Franchise and other	162	22.3%	624	86.3%
Total cost of sales	$44,785	45.6%	$46,965	43.7%

(1)     Represents cost as a percentage of the respective product and service line revenue.

Cost of sales decreased $2.2 million or 4.6% to $44.8 million for the six months ended June 30, 2014 compared to 2013.  Reported in the 2014 cost of sales amount is a $1.0 million realignment of freight costs that were classified in selling, general and administrative expenses in 2013.  The Company has elected not to reclassify this amount in its prior period Condensed Consolidated Statement of Operations and Comprehensive Loss for comparability purposes since it is considered immaterial. As a percentage of sales, consolidated cost of sales increased from 43.7% to 45.6%. Without the $1.0 million realignment, 2014 total cost of sales as a percentage of revenue is 44.5%.  The remaining quarter over quarter percentage increase is driven by the overall revenue mix, including the loss of linen revenue, and the mix of revenue within products.

      Route Expenses

       Route expenses consist of costs incurred by the Company for the delivery of products and providing services to customers. The components of route expenses for the six months ended June 30, 2014 and 2013 are as follows:

	2014	%(1)	2013	% (1)
Route Expenses	(In thousands)
Compensation	$19,264	19.8%	$20,632	19.3%
Vehicle and other expenses	5,697	5.8%	6,751	6.3%
Total route expenses	$24,961	25.6%	$27,383	25.7%

(1) Represents route expenses as a percentage of total non-franchise revenue.

Route expenses decreased $2.4 million or 8.8% to $25.0 million for the six months ended June 30, 2014 compared to 2013.   The primary components of this change were decreases in compensation of $1.4 million and decreases in vehicle and other expenses of $1.1 million.  Route expense as a percentage of total revenue was 25.6% and 25.7% for the six months ended June 30, 2014 and 2013, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of the costs incurred for:

●	Local office and field management support costs that are related to field operations. These costs include compensation, occupancy expense and other general and administrative expenses.
●	Selling expenses which include compensation and commissions for local sales representatives and corporate account representatives.
●	Marketing expenses.
●	Corporate office expenses which include executive management, information technology, human resource, accounting, purchasing and other support costs.
●	Investigation and fees related to the Audit Committee review, restatement process, and other non-recurring fees related to completing our 2012 audit.

The details of selling, general and administrative expenses for the six months ended June 30, 2014 and 2013 are as follows:

	2014	%(1)	2013	% (1)
Selling, General & Administrative Expenses	(In thousands)
Compensation	$20,922	21.3%	$25,317	23.6%
Occupancy	3,901	4.0%	4,750	4.4%
Other	12,081	12.3%	21,402	19.9%
Total selling, general & administrative expenses	$36,904	37.6%	$51,469	47.9%

(1)              Represents expenses as a percentage of total revenue.

Selling, general and administrative expenses decreased $14.6 million to $36.9 million. The components of this change were decreases in compensation of $4.4 million, occupancy of $0.8 million, and other expenses of $9.3 million.  Compensation expense decreased primarily due to ongoing cost efficiencies, a reduction in stock based compensation and the sale of the linen business.  Occupancy decreased due to the sale of a linen plant and due to ongoing efforts to reduce facility infrastructure needs.  Other expenses decreased primarily due to the decrease in professional fees of $6.1 million; the decrease in travel expenses of $0.6 million; the decrease related to realigning freight costs in cost of sales of $1.0 million, plus additional expense reduction initiatives.

       Depreciation and Amortization

Depreciation and amortization consists of depreciation of property and equipment and the amortization of intangible assets. Depreciation and amortization decreased $0.6 million to $10.5 million or 5.6%. The decrease is due in part to the categorization of certain fixed assets as assets held for sale.

Impairment Related to Goodwill

In conjunction with its goodwill impairment test, the Company incurred a non-cash goodwill impairment charge of $5.8 million during the six months ended June 30, 2014, see Note 4, “Goodwill and Other Intangible Assets” for further discussion of the impairment.

        Other Expense, Net

Details of other expense, net for the six months ended June 30, 2014 and 2013 are as follows:

	2014	2013
	(In thousands)
Interest income	$7	$25
Interest expense	(223)	(182)
Foreign currency	(100)	(2)
Other	(903)	-
Total other expense, net	$(1,219)	$(159)

The increase in other expense is primarily due to the $0.8 million loss on assets held for sale.

       Income Tax Expense

In projecting the Company’s income tax expense for 2014, management has concluded that it is not more likely than not that the Company will realize the benefit of its deferred tax assets and as a result a full valuation allowance will be required as of December 31, 2014. Therefore, the Company has not recognized a tax benefit as it relates to the current loss for the period ended June 30, 2014.

For the six months ended June 30, 2014, the Company has recorded an estimate for income taxes based on the Company’s projected income tax expense for the twelve month period ending December 31, 2014. The Company’s tax provision has an unusual relationship to pretax loss mainly because of the existence of a full deferred tax asset valuation allowance. This circumstance generally results in a zero tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance. However, due to the impairment of goodwill for book purposes as of June 30, 2014, a deferred tax asset now exists related to goodwill.  The change from a net deferred tax liability to a net deferred tax asset resulted in a tax benefit.

Cash Flows Summary

Cash flows from continuing operations for the six months ended June 30, 2014 and 2013 were:

	2014	2013
	(In thousands)
Net cash used in operating activities	$(1,784)	$(13,800)
Net cash (used in) provided by investing activities	(1,758)	3,906
Net cash used in financing activities	(2,547)	(4,108)
Net decrease in cash and cash equivalents from continuing operations	$(6,089)	$(14,002)

Net cash used in operating activities of $1.8 million improved by $12.0 million partly due to a lower net loss of $3.7 million.  Without the non-cash goodwill impairment charge and the change in the impairment on assets held for sale, net loss would have been $7.2 million less for the six months ended June 30, 2014.  Net cash used in investing activities increased $5.7 million.  The change was primarily due to cash received from discontinued operations of $12.6 million in the six months ended June 30, 2013, offset by a decrease in purchases of property and equipment of $4.5 million, $1.1 million cash received on the sale of assets held for sale and a decrease of $1.4 million in restricted cash.  Cash used in financing activities was $2.5 million compared with $4.1 million during the same period in 2013. The decrease of $1.6 million was primarily due to a decrease in principal payments on debt.

Cash flows from discontinued operations for the six months ended June 30, 2014 and 2013 were:

	2014	2013
	(In thousands)
Net cash used in operating activities of discontinued operations	$(2,069)	$(2,822)
Net decrease in cash and cash equivalents from discontinued operations	$(2,069)	$(2,822)

Cash flows used in operating activities from discontinued operations consisted of payments made related to legal fees and a settlement payment related to a contractual dispute that the Company accepted responsibility to resolve as a part of the sale of the Waste segment.

Liquidity and Capital Resources

As a result of the activities discussed above, our cash and cash equivalents decreased by $8.2 million to $13.3 million at June 30, 2014 compared to $21.5 million at December 31, 2013. Our cash requirements for the next twelve months consist primarily of: (i) capital expenditures associated with dispensing equipment, dish machines and other items in service at customer locations, equipment, vehicles, software; (ii) working capital; (iii) a planned plant consolidation in the latter half of the year and (iv) payment of principal and interest on borrowings.  We expect that through capital resource management and the use of additional customer equipment programs, our annual capital expenditures in 2014 will be less than $10.0 million compared to $17.0 million in 2013.  We expect that our cash on hand and the cash flow provided by operating activities will be sufficient to execute our business plan for the next twelve months; however, we believe it is contingent upon improved customer retention, profitable organic revenue growth and continuing  improvement in cost efficiencies. Failure to execute our plan successfully or unforecasted shortfalls in available cash may require us to alter our plan, sell other non-core assets, raise additional equity which could be dilutive to existing shareholders or obtain additional financing through debt. There can be no assurance that such equity and debt may be available and would be likely subject to prevailing market conditions and the company's performance.

Off-Balance Sheet Arrangements

Other than operating leases, there are no significant off-balance sheet financing arrangements or relationships with unconsolidated entities or financial partnerships which are often referred to as “variable interest entities.” Therefore, there is no exposure to any financing, liquidity, market or credit risk that could arise had we engaged in such relationships.

In connection with a distribution agreement entered into in December 2010 between the Company and a distributor of Company-owned products, we provided a guarantee that the distributor's operating cash flows associated with the agreement would not fall below certain agreed-to minimums, subject to certain pre-defined conditions, over the ten year term of the distribution agreement. If the distributor's annual operating cash flow does fall below the agreed-to annual minimums, we reimburse the distributor for any such short fall up to a pre-designated amount. No value was assigned to the fair value of this guarantee at June 30, 2014 and December 31, 2013 based on a probability assessment of the projected cash flows. Management currently does not believe that it is probable that any amounts will be paid under this agreement and thus there is no amount accrued for the guarantee in the Condensed Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Form 10-Q, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Form 10-Q or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include the following:

●	We have a history of significant operating losses and as such, our future revenue and operating profitability are uncertain.

●	The Company may need to raise additional equity or capital in the future and such capital may not be available when needed or at all.

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

Fuel costs represent a significant operating expense. To date, we have not entered into any contracts or employed any strategies to mitigate our exposure to fuel costs. Historically, we have made limited use of fuel surcharges or delivery fees to help offset rises in fuel costs. Such potential charges have not been in the past, and we believe will not be going forward, applicable to all customers. Consequently, an increase in fuel costs normally results in a decrease in our operating margin percentage. At our current consumption level, a $0.50 change in the price of fuel changes our fuel costs by approximately $0.9 million on an annual basis.

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

In connection with the preparation of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2014. Based upon that evaluation, management concluded that the deficiencies in our internal control over financial reporting identified in the 2013 Form 10-K were under ongoing remediation and therefore continue to exist, and as such our disclosure controls and procedures were not effective as of June 30, 2014.  The deficiencies reported include:

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

●
The effectiveness of the process in place to support the timely review of our financial results and disclosures in our Form 10-K.  Additionally, a number of late or post-closing adjustments were required for our financial statements and related footnote disclosures for the Form 10-K.

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

Management's Remediation Plan

 As reported in the Annual Report on Form 10-K for the year ended December 31, 2013, we are engaged in remedial actions in response to the deficiencies discussed above.  We have implemented a Steering Committee to drive remediation efforts forward and are performing a risk assessment and control rationalization to ensure our efforts are focused on the higher risk, higher impact items. We continue efforts already underway to improve internal control over financial reporting:

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

●
Management continues to formally document corporate and accounting policies and procedures, including policies regarding the preparation, documentation, review and approval of field-level journal entries.

While management and our audit committee are closely monitoring the implementation of these remediation plans, there is no assurance that the aforementioned plans will be sufficient to fully remediate the deficiencies identified above and that additional remediation steps may be necessary.

 Changes in Internal Control over Financial Reporting

Other than the changes noted above to remediate the previously reported material weakness, there have been no adverse changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 11, 2013, an individual action was filed in the U.S. District Court for the Southern District of Florida captioned Miller, et al. v. Swisher Hygiene, Inc., et al., No. 0:13-CV-61292-JAL, against the Company, its former CEO and former CFO, and a former Company director, bringing state and federal claims founded on the allegations that in deciding to sell their company to the Company, plaintiffs relied on defendants' statements about such things as the Company's accounting and internal controls, which, in light of Swisher's restatement of its financial statements, were false. On July 17, 2013, the Company notified the MDL Panel of this action, and requested that it be transferred and centralized in the Western District of North Carolina with the other actions pending there. On July 23, 2013, the MDL Panel issued a Conditional Transfer Order (the "Miller CTO"), conditionally transferring the case to the Western District of North Carolina. On July 29, 2013, plaintiffs notified the MDL Panel that they would seek to vacate the Miller CTO. In light of the proceedings in the MDL Panel, defendants requested that the Southern District of Florida stay all proceedings pending the MDL Panel's ruling. On August 6, 2013, the Southern District of Florida issued a stay of all proceedings pending a ruling by the MDL Panel.  On October 2, 2013, following briefing on the issue of whether the Miller CTO should be vacated, the MDL Panel issued an order transferring the action to the Western District of North Carolina.  The Company and the individual defendants filed motions to dismiss the complaint on March 20, 2014.  Briefing on the motions to dismiss was completed on May 12, 2014.  On June 2, 2014, plaintiffs filed a motion with the Western District of North Carolina seeking a suggestion for remand from that Court to the MDL Panel. Briefing on that motion was completed on June 26, 2014. Oral argument on the motions to dismiss and motion for suggestion for remand were heard on July 22, 2014.   On August 5, 2014, the Western District of North Carolina denied plaintiffs’ motion for suggestion for remand.

On July 11, 2013, a purported stockholder filed a derivative action on behalf of the Company in the General Court of Justice, Superior Court Division in the State of North Carolina, Mecklenburg County, captioned Borthwick v. Berrard , et. al., No. 13-CVS-12397. The action asserts claims against the Company as a nominal defendant, its former CEO and former CFO, and certain former and current Company directors for breaches of fiduciary duties, gross mismanagement, abuse of control, waste of corporate assets, and aiding and abetting thereof in connection with the Company's restatement of its financial statements. Among other things, the action seeks damages on behalf of the Company and an order directing the Company to implement corporate governance reforms. On August 7, 2013, the Company filed a notice to remove the action from the General Court of Justice, Superior Court Division in the State of North Carolina, Mecklenburg County to the Western District of North Carolina. On August 30, 2013, the Company moved to consolidate this action with the actions previously consolidated before the Western District of North Carolina, and to stay the action. On September 25, 2013, the Western District of North Carolina granted the Company's motion to consolidate and stay the action.

Although the Company continues to believe it has meritorious defenses to the asserted claims to the securities class actions in the United States, the defendants and plaintiffs agreed to the terms of a settlement and on February 5, 2014 executed a settlement agreement that, following approval by the Western District of North Carolina, will resolve all claims in the securities class actions pending there (the "Settlement").  The Settlement provides that the defendants will make a set cash payment totaling $5,500,000, all from insurance proceeds, to settle all of the securities class actions, and full and complete releases will be provided to defendants.  On March 11, 2014, the Western District of North Carolina issued a preliminary order approving the Settlement, and scheduled a hearing for August 6, 2014.  That same day, the Western District of North Carolina also  issued an order terminating defendants’ pending motions to dismiss the Class Action Complaint as moot in light of the Settlement.  On August 6, 2014, following a hearing, the Western District of North Carolina approved the Settlement, and issued an Order and Final Judgment that, among other things, dismissed the securities class actions with prejudice and provided for full and complete releases to defendants.

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

On May 19, 2014, the Company received a letter from NASDAQ noting the Company has regained compliance with NASDAQ Listing Rule 5605(c)(2), which requires the Company to maintain an Audit committee of at least three members.

On June 17, 2014, the Company received a letter from NASDAQ noting the Company has regained compliance with Listing Rule 5550(a)(2), which requires the Company to maintain a minimum closing bid price of $1.00 per share.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 which could materially affect our business, financial condition, or future results. There have been no material changes to the risk factors previously disclosed in our 2013 Form 10-K.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Swisher Hygiene Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2014).

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

SWISHER HYGIENE INC.
(Registrant)

Dated: August 11, 2014	By:	/s/ William M. Pierce
William M. Pierce President and Chief Executive Officer (Principal Executive Officer)

Dated: August 11, 2014	By:	/s/ William T. Nanovsky
William T. Nanovsky Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: August 11, 2014	By:	/s/ Linda C. Wilson-Ingram
Linda C. Wilson-Ingram Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
________________________

*           Furnished herewith.