Form 10-Q
period 2014-09-30
Swisher Hygiene Inc.
filed 2014-11-10
CIK 1504747

Version 5

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _____________.

Commission File Number: 001-35067

SWISHER HYGIENE INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-3819646
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4725 Piedmont Row Drive, Suite 400 Charlotte, North Carolina	28210
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of shares outstanding of each of the registrant's classes of Common Stock at November 5, 2014: 17,589,309 shares of Common Stock, $0.001 par value per share.

Version 5

SWISHER HYGIENE INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

TABLE OF CONTENTS

Version 5

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,
	2014	December 31,
	(Unaudited)	2013
Current assets
Cash and cash equivalents	$10,179	$21,465
Restricted cash	231	3,558
Accounts receivable (net of allowance for doubtful accounts of approximately $1.6 million at September 30, 2014 and $2.0 million at December 31, 2013)	18,774	21,010
Inventory, net	15,864	14,032
Deferred income taxes	96	935
Assets held for sale	75	4,520
Other assets	3,366	5,782
Total current assets	48,585	71,302
Restricted cash	-	2,117
Property and equipment, net	40,061	43,842
Goodwill	-	5,821
Other intangibles, net	7,061	8,436
Customer relationships and contracts, net	24,183	28,575
Other noncurrent assets	1,946	1,624
Total assets	$121,836	$161,717

Current liabilities
Accounts payable	$11,693	$8,794
Accrued payroll and benefits	4,807	3,819
Accrued expense	7,096	8,132
Long-term debt and obligations due within one year	1,693	5,251
Liabilities of discontinued operations	-	2,131
Total current liabilities	25,289	28,127
Long-term debt and obligations	1,295	2,003
Deferred income taxes	142	1,053
Other long-term liabilities	3,275	3,348
Total noncurrent liabilities	4,712	6,404

Commitments and contingencies

Equity
Preferred stock, par value $0.001, authorized 10,000,000 shares; no shares issued and outstanding at September 30, 2014 and December 31, 2013	-	-
Common stock, par value $0.001, authorized 600,000,000 shares; 17,588,897 shares and 17,577,330 shares issued and outstanding at September 30, 2014 and December 31, 2013 (1)	18	18
Additional paid-in capital (1)	389,637	388,252
Accumulated deficit	(297,271)	(260,555)
Accumulated other comprehensive loss	(549)	(529)
Total equity	91,835	127,186
Total liabilities and equity	$121,836	$161,717

(1)  All outstanding share amounts and computations using such amounts have been retroactively adjusted to reflect the June 3, 2014 one-for-ten reverse stock split.

See Notes to Condensed Consolidated Financial Statements

Version 5

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue
Products	$44,603	$49,864	$132,624	$144,897
Services	4,749	5,728	14,252	17,381
Franchise and other	298	324	1,024	1,047
Total revenue	49,650	55,916	147,900	163,325

Costs and expenses
Cost of sales (exclusive of route expenses and related depreciation and amortization)	22,671	25,234	67,456	72,199
Route expenses	13,191	14,033	38,153	41,416
Selling, general, and administrative expenses	16,357	22,197	53,261	73,666
Depreciation and amortization	5,044	5,538	15,577	16,690
Impairment loss on assets held for sale	-	1,692	2,989	3,330
Impairment loss on goodwill	-	-	5,821	-
Total costs and expenses	57,263	68,694	183,257	207,301
Loss from continuing operations	(7,613)	(12,778)	(35,357)	(43,976)

Other (expense) income, net	(218)	144	(1,437)	(15)
Net loss from continuing operations before income taxes	(7,831)	(12,634)	(36,794)	(43,991)
Income tax benefit (expense)	55	(558)	78	(1,325)
Net loss from continuing operations	(7,776)	(13,192)	(36,716)	(45,316)
Loss from discontinued operations, net of tax	-	(208)	-	(707)
Net loss	(7,776)	(13,400)	(36,716)	(46,023)

Comprehensive loss
Employee benefit plan adjustment, net of tax	-	-	-	3
Foreign currency translation adjustment	(21)	33	(20)	(20)
Comprehensive loss	$(7,797)	$(13,367)	$(36,736)	$(46,040)

Loss per share (1)
Basic and diluted (continuing operations)	$(0.44)	$(0.75)	$(2.07)	$(2.58)
Basic and diluted (discontinued operations)	-	(0.00)	-	(0.00)

Weighted-average common shares used in the computation of loss per share (1)
Basic and diluted	17,744,834	17,681,543	17,714,011	17,575,997

(1)  All outstanding share amounts and computations using such amounts have been retroactively adjusted to reflect the June 3, 2014 one-for-ten reverse stock split.

See Notes to Condensed Consolidated Financial Statements

Version 5

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net loss	$(36,716)	$(46,023)
Adjustments to reconcile net loss to cash used in operating activities:
Loss from discontinued operations, net of tax	-	707
Depreciation and amortization	15,577	16,690
Provision for doubtful accounts	230	736
Stock based compensation	1,406	2,956
Deferred income taxes	(72)	1,419
Impairment loss on assets held for sale	2,989	3,330
Impairment loss on goodwill	5,821	-
Loss (gain) on sale of assets	122	(203)
Loss on sale of assets held for sale	876	-
Changes in operating assets and liabilities:
Accounts receivable	2,006	(504)
Inventory	(1,832)	(681)
Accounts payable, accrued expense and other current liabilities	2,665	2,906
Other assets and non-current assets	1,413	1,638
Net cash used in operating activities of continuing operations	(5,515)	(17,029)
Net cash used in operating activities of discontinued operations	(2,131)	(3,028)
Cash used in operating activities	(7,646)	(20,057)
Investing activities
Cash received for receivable due from sale of discontinued operations (including working capital adjustment)	-	12,571
Purchases of property and equipment	(6,236)	(13,974)
Cash received on sale of property and equipment	84	129
Cash received on sale of assets held for sale	1,414	349
Acquisitions, net of cash acquired	-	(151)
Restricted cash	5,444	(285)
Cash provided by (used in) investing activities	706	(1,361)
Financing activities
Principal payments on debt	(4,325)	(6,996)
Proceeds from debt issuances	-	484
Proceeds from exercise of stock options	-	1
Taxes paid related to income tax withheld on settlement of equity awards	(21)	-
Cash used in financing activities	(4,346)	(6,511)

Net decrease in cash and cash equivalents	(11,286)	(27,929)
Cash and cash equivalents at the beginning of the period	21,465	61,419
Cash and cash equivalents at the end of the period	$10,179	$33,490

See Notes to Condensed Consolidated Financial Statements

Version 5

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. The Company's Condensed Consolidated Financial Statements reflect all adjustments that management believes are necessary for the fair presentation of their financial position, results of operations, comprehensive loss and cash flows for the periods presented. The information at December 31, 2013 in the Company's Condensed Consolidated Balance Sheet included in this quarterly report was derived from the audited Consolidated Balance Sheet included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 17, 2014. The Company's 2013 Annual Report on Form 10-K is referred to in this quarterly report as the “2013 Annual Report.” This quarterly report should be read in conjunction with the 2013 Annual Report.

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

On June 3, 2014, a one-for-ten reverse split of the Company's issued and outstanding common stock, $0.001 par value per share, became effective ("Reverse Stock Split").  Trading of the common stock on a post-Reverse Stock Split adjusted basis began at the open of business on the morning of June 3, 2014. All historic share and per share information, including loss per share, in this Form 10-Q have been retroactively adjusted to reflect the Reverse Stock Split.

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

NOTE 2 —DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Discontinued Operations

The Company completed the sale of its Waste segment on November 15, 2012.  For the nine month period ended September 30, 2014, net cash used in operating activities of discontinued operations was $2.1 million and consisted of a $1.9 million payment for legal fees and the settlement of a contractual dispute that the Company accepted responsibility to resolve as a part of the sale of the Waste segment.  For the nine month period ended September 30, 2013, net cash used in operating activities of discontinued operations was $3.0 million and consisted of payments primarily related to severance and professional fees associated with the sale of the Waste segment.

Version 5

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

During 2014, the Company updated its estimates of the fair value of certain linen routes and operations to reflect various events that occurred during the year.  The cumulative impairment loss for the nine months ended September 30, 2014 was $3.0 million, of which $1.9 million was attributable to a reduction in the estimate of net sales proceeds for a linen processing operation.  The factors driving the $1.9 million reduction were the cancellation notifications  received during April and May 2014 from three major customers resulting in a significant loss of forecasted revenue; and the operation’s 2014 year-to-date loss which was in excess of the Company’s estimates. The asset fair value of this linen processing operation was written down to zero in the second quarter of 2014. As discussed in Note 14, "Subsequent Event", the Company has made the decision to close this linen processing operation during the fourth quarter of 2014.

The Company completed several sales transactions during the nine months ended September 30, 2014, which resulted in the net receipt of $1.4 million in cash and the remainder in receivables.  A loss on these sales of $0.9 million was incurred and included a write-off of $0.6 million of the receivable balances.  The receivable balances were primarily for contingent sales proceeds that were based on post-closing revenues of previously sold routes which were lower than estimated.  The total loss of $0.1 million and $0.9 million for the three and nine months ended September 30, 2014, respectively, is included in “Other expense, net” in the condensed consolidated statements of operations and comprehensive loss.

None of the disposal groups that could be classified as discontinued operations were material, individually or in the aggregate, to the Company’s consolidated financial statements and therefore these results were not separately classified in discontinued operations.  The remaining portfolio of assets held for sale did not meet the criteria for discontinued operations as they did not represent operations and cash flows that are clearly distinguished, operationally and for financial reporting purposes. Additionally, the Company anticipates maintaining continuing revenues with respect to the sold routes and or customers through the sale of chemical, paper and its other core hygiene and sanitizing products and services.   The 2013 annual revenue attributable to the linen assets held for sale and the sold linen assets was $14.1 million.  For the three and nine months ended September 30, 2014, linen related revenue attributable to the linen assets held for sale and the sold linen assets was $0.7 million and $3.1 million, respectively, and $3.6 million and $11.0 million for the three and nine months ended September 30, 2013, respectively.  The Company expects the sales transactions, related to the remainder of the assets held for sale, will be completed in the first quarter of 2015.

Version 5

The major classes of the assets held for sale are as follows:

	September 30,	December 31,
	2014	2013
Property and equipment, net	$75	$2,410
Goodwill	-	1,272
Customer relationships, net	-	833
Other, net	-	5
Total	$75	$4,520

NOTE 3 — PRIOR PERIOD RECLASSIFICATION

In the first quarter of 2014, the Company began implementing a realignment of its field service and sales organization and as a result the primary function of certain job titles has shifted from primarily a sales to a service focus.  The additional service activities involve more frequent field visits to perform preventative maintenance, repairs, evaluation of product and service solutions and required inventory levels.  This realignment of the field service and sales organization is being implemented in stages during 2014.  Payroll expense related to these job titles was historically classified within “Selling, general and administrative expenses” in the Condensed Consolidated Statement of Operations and Comprehensive Loss, based on the primary job focuses of sales and administration.  Based on the changes in the job functions, the related payroll expense will be classified within “Route expense”, which the Company defines as the employee costs incurred to provide service and deliver products to customers.  To facilitate comparability between the periods presented in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended September 30, 2013, certain selling, general and administrative expenses have been reclassified to route expense to conform to the current period’s presentation as follows: $3.0 million increase in route expense from $11.0 million to $14.0 million and a $3.0 million decrease in selling, general and administrative expense from $25.2 million to $22.2 million.  The reclassifications for the nine months ended September 30, 2013 were $8.6 million increase in route expense from $32.8 million to $41.4 million and an $8.6 million decrease in selling, general and administrative expense from $82.3 million to $73.7 million.  There was no impact to loss from continuing operations, net loss or loss per share as a result of the 2013 reclassifications.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill for the nine months ended September 30, 2014 are as follows:

Goodwill	Gross carrying	Accumulated	Net carrying
	amount	impairment	amount
Balance- December 31, 2013	$99,885	$(94,064)	$5,821
Impairment loss	-	(5,821)	(5,821)
Balance – September 30, 2014	$99,885	$(99,885)	$-

Version 5

The Company’s accounting policy was to perform an annual goodwill impairment test in the fourth quarter or more frequently whenever events or circumstances indicated that goodwill or the carrying value of intangible assets may not be recoverable.  On a quarterly basis, we monitor the key drivers of fair value to detect the existence of indicators or changes that would warrant an interim impairment test for our goodwill and intangible assets.   Due to a shortfall in sales compared to expectations in the quarter ended June 30, 2014, the Company elected to bypass the qualitative analysis step and proceed directly to step 1 of the goodwill impairment test.  Step 1 of the goodwill impairment test was performed with the assistance of an independent valuation specialist using the discounted cash flow method (“DCF”.)  Based on this analysis, it was determined that the Company’s net book value exceeded its fair value thereby necessitating the performance of step 2 of the goodwill impairment test.  The decrease in estimated fair value was driven by lower actual revenue compared to 2014 projections.  The growth rates for the second half of 2014 and the first half of 2015 were revised to reflect the lower revenue during the six months ended June 30, 2014.  The effect of these revisions resulted in a loss of estimated fair value resulting in a write-off of the remaining goodwill balance with a non-cash impairment charge of $5.8 million during the three months ended June 30, 2014.  It was concluded there was no impairment of intangible assets as of September 30, 2014.

Amortization expense on finite lived intangible assets for the nine months ended September 30, 2014 and 2013 was $5.8 million and $6.2 million, respectively.

NOTE 5 — INVENTORY

Inventory, net of reserves, as of September 30, 2014 and December 31, 2013 consisted of the following:

	September 30,	December 31,
	2014	2013
Finished goods	$12,332	$11,587
Raw materials	2,987	2,042
Work in process	545	403
Total	$15,864	$14,032

NOTE 6 — EQUITY

On May 15, 2014, the Reverse Stock Split of the Company’s issued and outstanding common stock at a ratio of one-for-ten was approved by the Company’s stockholders.  The Reverse Stock Split became effective June 3, 2014 pursuant to a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the State of Delaware.  The Company is authorized in its Amended and Restated Certificate of Incorporation to issue up to a total of 600,000,000 shares of common stock at a par value of $.001 per share and 10,000,000 shares of preferred stock at a par value of $.001 per share.   The Company’s common stock continues to trade on the Nasdaq Capital Market under the symbol SWSH under a new CUSIP number.  In the Condensed Consolidated Balance Sheets, the Equity section has been retroactively adjusted to reflect the reverse stock split for all periods presented by reducing the line item Common stock and increasing the line item Additional paid-in capital, with no change to Equity in the aggregate.

Changes in equity for the nine months ended September 30, 2014 consisted of the following:

Balance at December 31, 2013	$127,186
Stock based compensation	1,406
Foreign currency translation adjustment	(20)
Shares withheld related to income taxes on equity awards	(20)
Purchase of fractional shares	(1)
Net loss	(36,716)
Balance at September 30, 2014	$91,835

Version 5

Comprehensive Loss

A summary of the changes in the components of accumulated other comprehensive loss for the nine months ended September 30, 2014 is provided below:

	Foreign Currency Translation Adjustment	Employee Benefit Plan Adjustment, Net of Tax	Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$(94)	$(435)	$(529)
Current period other comprehensive income	(20)	-	(20)
Balance at September 30, 2014	$(114)	$(435)	$(549)

NOTE 7 — DEBT AND OBLIGATIONS

	September 30,	December 31,
	2014	2013
Notes payable	$1,292	$1,721
Convertible promissory notes, 4.0%: maturing at various dates through 2016	1,389	2,679
Capitalized lease obligations and other financing	307	2,854
Total debt and obligations	2,988	7,254
Long-term debt and obligations due within one year	(1,693)	(5,251)
Long-term debt and obligations	$1,295	$2,003

Interest on notes payable range between 3.0% and 4.0% and mature at various dates through 2019.  At the Company’s election, the Company may settle, at any time prior to and including the maturity date, any portion of the outstanding convertible promissory notes’ principal balance of $1.4 million, plus accrued interest, in a combination of cash and shares of common stock.   To the extent that the Company’s common stock is part of such settlement, the settlement price is the most recent closing price of the Company’s common stock on the trading day prior to the date of settlement. Although none of these notes have been settled to date with shares, if all notes outstanding at September 30, 2014 were to be settled with shares the Company would issue 456,995 shares of common stock based on the per share value at September 30, 2014.

On August 29, 2014, the Company entered into a $20.0 million revolving credit facility, through the execution of a Loan and Security Agreement, by and among the Company, as Guarantor, and certain subsidiaries of the Company, collectively, as Borrower, and Siena Lending Group LLC, as Lender (the “Credit Facility”).  The Credit Facility matures on August 29, 2017.

Interest on borrowings under the Credit Facility will accrue at the Base Rate plus 2.00% and will be payable monthly.  Base Rate is defined as the greater of (1) the Prime Rate, (2) the Federal Funds Rate plus 0.50%, or (3) 3.25%.

Borrowings and availability under the Credit Facility are subject to a borrowing base and limitations, and compliance with other terms specified in the agreement.  Borrowings under the Credit Facility are secured by a first priority lien on certain of the Company’s and its subsidiaries’ assets.  The calculated borrowing base as of September 30, 2014 was $14.1 million, of which $3.1 million was outstanding under letters of credit and $11.0 million was unused.

Version 5

The Credit Facility contains certain customary representations and warranties, and certain customary covenants on the Company’s ability to, among other things, incur additional indebtedness, create liens or other encumbrances, sell or otherwise dispose of assets, and merge or consolidate with other entities or enter into a change of control transaction. The Credit Facility contains various events of default.  The Company was not in default with covenants under the Credit Facility as of September 30, 2014.

The Company has entered into capitalized lease obligations with third party finance companies to finance the cost of certain equipment. At September 30, 2014, these obligations bore interest at rates ranging between 3.0% and 18.4% and at December 31, 2013, interest ranged between 3.0% and 18.4%.

The fair value of the Company's debt is estimated based on the current borrowing rates available to the Company for bank loans with similar terms and maturities, and approximates the carrying value of these liabilities.

NOTE 8 — OTHER (EXPENSE) INCOME, NET

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest income	$1	$10	$8	$35
Interest expense	(79)	(196)	(302)	(378)
Foreign currency	(4)	-	(104)	(2)
Other	(136)	330	(1,039)	330
Total other (expense) income, net	$(218)	$144	$(1,437)	$(15)

           “Other” primarily consists of the loss related to the sale of assets held for sale as described in Note 2, “Discontinued Operations and Assets Held for Sale” for the three and nine months ended September 30, 2014.

NOTE 9 — SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2014	2013
Cash paid for income taxes	$93	$725

Cash paid for interest	$302	$90

Cash received from interest	$8	$34

NOTE 10 — LOSS PER SHARE

Basic net loss attributable to common stockholders per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Unvested restricted stock units of 19,857 were not included in the computation of diluted loss per share for the three and nine months ended September 30, 2014, as their inclusion would be anti-dilutive.

Shares of common stock underlying outstanding stock options of which the market price of the common stock is higher than the exercise price of the related stock awards and unvested restricted stock units of 49,686 were not included in the computation of diluted loss per share for the three and nine months ended September 30, 2013 as their inclusion would be anti-dilutive.

NOTE 11 — INCOME TAXES

In projecting the Company’s income tax expense for 2014, management has concluded that it is not more likely than not that the Company will realize the benefit of its deferred tax assets and as a result a full valuation allowance will be required as of December 31, 2014. Therefore, the Company has not recognized a tax benefit as it relates to the current loss for the period ended September 30, 2014.

For the three and nine months ended September 30, 2014, the Company has recorded an estimate for income taxes based on the Company’s projected income tax expense for the twelve month period ending December 31, 2014.  The Company’s tax provision has an unusual relationship to pretax loss mainly because of the existence of a full deferred tax asset valuation allowance. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance.  However, tax expense recorded in the first quarter of 2014 included the accrual of income tax expense related to an additional valuation allowance in connection with the tax amortization of the Company’s indefinite-lived intangible assets, that was not available to offset existing deferred tax assets (termed a “naked credit”). Specifically, the Company does not consider the deferred tax liabilities related to indefinite lived intangibles assets when determining the need for a valuation allowance.

Version 5

For the year ended December 31, 2013, there was a deferred tax liability associated with excess book over tax goodwill as it relates to a Canadian subsidiary of the Company.  As goodwill is considered to be an indefinite lived intangible, this associated deferred tax liability is not allowed to be netted with other deferred tax assets in determining the need for a valuation allowance.  This resulted in an overall net deferred tax liability after applying the valuation allowance.

Due to the impairment of goodwill for book purposes in the second quarter of 2014, a deferred tax asset now exists related to goodwill for the Canadian subsidiary.  Given the change from 2013 to 2014 from a deferred tax liability to a deferred tax asset, a tax benefit for 2014 was recognized.

NOTE 12—RELATED PARTY TRANSACTIONS

The Company paid fees for training course development and utilization of the delivery platform from a company, the majority of which is owned by a partnership in which a former director and two former executives of the Company have a controlling interest. Fees paid during the nine months ended September 30, 2014 and 2013 were less than $0.1 million, respectively.

As discussed further below in Note 13, “Commitments and Contingencies,” the Company entered into a Manufacturing and Supply Agreement (the “Cavalier Agreement”) with a plant in connection with its acquisition of Sanolite in July 2011.  Also in connection with the acquisition, two of the owners of both Sanolite and the manufacturing plant became Company employees.  Purchases, pursuant to the Cavalier Agreement, for the three months ended September 30, 2014 and 2013 were $1.8 million and $1.6 million, respectively, and for the nine months ended September 30, 2014 and 2013 were $4.9 million and $5.2 million, respectively.  At September 30, 2014 and December 31, 2013, the Company has $0.8 million and $0.6 million included in accounts payable due to this entity, respectively.  As described below, the transactions pursuant to the Cavalier Agreement are considered to be conducted at the going market prices for such products. The Cavalier Agreement terminated in September 2014, pursuant to the terms of the agreement.

The Company is obligated to make lease payments pursuant to certain real property and equipment lease agreements with employees that were former owners of acquired companies. Such lease payments during the three months ended September 30, 2014 and 2013 were $0.2 million and $0.3 million, respectively, and for the nine months ended September 30, 2014 and 2013 were $0.7 million and $0.8 million, respectively.  In addition, during the nine months ended September 30, 2013, previously leased equipment was acquired at a fair market value, determined by a third party appraiser, of $0.2 million.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Guarantees

In connection with a distribution agreement entered into in December 2010, the Company provided a guarantee that the distributor's operating cash flows associated with the agreement would not fall below certain agreed-to minimums, subject to certain pre-defined conditions, over the ten year term of the distribution agreement. If the distributor's annual operating cash flow does fall below the agreed-to annual minimums, the Company will reimburse the distributor for any such short fall up to a pre-designated amount. No value was assigned to the fair value of the guarantee at September 30, 2014 and December 31, 2013 based on a probability assessment of the projected cash flows. Management currently does not believe that it is probable that any amounts will be paid under this agreement and thus there is no amount accrued for the guarantee in the Condensed Consolidated Financial Statements. This liability would be considered a Level 3 financial instrument given the unobservable inputs used in the projected cash flow model.

Version 5

As discussed above in Note 12, “Related Party Transactions,” the Company entered into the Cavalier Agreement. The agreement, which was scheduled to expire on December 31, 2012, was extended for an additional two year period with an automatic 18-month renewal term and a six month termination provision. The agreement provides for pricing adjustments, up or down, on the first of each month based on the vendor's actual average product costs incurred during the prior month. Additional product payments made by the Company due to the vendors pricing adjustment as a result of this agreement have not been significant and have not represented costs materially above the going market price for such product.  The Cavalier Agreement was terminated in September 2014 pursuant to the terms of the agreement.

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

On March 30, 2012, a purported Company stockholder commenced a putative securities class action on behalf of purchasers of the Company's common stock in the U.S. District Court for the Southern District of New York against the Company, the former President and Chief Executive Officer ("former CEO"), and the former Vice President and Chief Financial Officer ("former CFO"). The plaintiff asserted claims alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") based on alleged false and misleading disclosures in the Company's public filings. In April and May 2012, four more putative securities class actions were filed by purported Company stockholders in the U.S. District Court for the Western District of North Carolina against the same set of defendants. The plaintiffs in these cases have asserted claims alleging violations of Sections 10(b) and 20(a) of the Exchange Act based on alleged false and misleading disclosures in the Company's public filings. In each of the putative securities class actions, the plaintiffs seek damages for losses suffered by the putative class of investors who purchased the Company’s common stock.

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

Version 5

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

On August 13, 2012, the MDL Panel granted the motion to centralize transferring the actions filed in the Southern District of New York to the Western District of North Carolina as part of MDL No. 2384, captioned In re Swisher Hygiene, Inc. Securities and Derivative Litigation. In response, on August 21, 2012, the Western District of North Carolina issued an order governing the practice and procedure in the actions transferred to the Western District of North Carolina as well as the actions originally filed there.  On October 18, 2012, the Western District of North Carolina held an Initial Pretrial Conference at which it appointed lead counsel and lead plaintiffs for the securities class actions, and set a schedule for the filing of a consolidated class action complaint and defendants' time to answer or otherwise respond to the consolidated class action complaint. The Western District of North Carolina stayed the derivative action, captioned Arsenault v. Berrard, et al., 1:12-cv-4028, pending the outcome of the securities class actions.

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

On June 11, 2013, an individual action was filed in the U.S. District Court for the Southern District of Florida captioned Miller, et al. v. Swisher Hygiene, Inc., et al., No. 0:13-CV-61292-JAL, against the Company, its former CEO and former CFO, and a former Company director, bringing state and federal claims founded on the allegations that in deciding to sell their company to the Company, plaintiffs relied on defendants' statements about such things as the Company's accounting and internal controls, which, in light of the Company’s restatement of its financial statements, were false. On July 17, 2013, the Company notified the MDL Panel of this action, and requested that it be transferred and centralized in the Western District of North Carolina with the other actions pending there. On July 23, 2013, the MDL Panel issued a Conditional Transfer Order (the "Miller CTO"), conditionally transferring the case to the Western District of North Carolina. On July 29, 2013, plaintiffs notified the MDL Panel that they would seek to vacate the Miller CTO. In light of the proceedings in the MDL Panel, defendants requested that the Southern District of Florida stay all proceedings pending the MDL Panel's ruling. On August 6, 2013, the Southern District of Florida issued a stay of all proceedings pending a ruling by the MDL Panel.  On October 2, 2013, following briefing on the issue of whether the Miller CTO should be vacated, the MDL Panel issued an order transferring the action to the Western District of North Carolina.  The Company and the individual defendants filed motions to dismiss the complaint on March 20, 2014.  Briefing on the motions to dismiss was completed on May 12, 2014.  On June 2, 2014, plaintiffs filed a motion with the Western District of North Carolina seeking a suggestion for remand from that Court to the MDL Panel. Briefing on that motion was completed on June 26, 2014. Oral argument on the motions to dismiss and motion for suggestion for remand were heard on July 22, 2014.   On August 5, 2014, the Western District of North Carolina denied plaintiffs’ motion for suggestion for remand.  On October 22, 2014, the Company filed a notice of supplemental authority in support of its motion to dismiss the complaint in this matter.  On November 4, 2014, plaintiffs filed a response to the notice of supplemental authority.

Version 5

On July 11, 2013, a purported stockholder filed a derivative action on behalf of the Company in the General Court of Justice, Superior Court Division in the State of North Carolina, Mecklenburg County, captioned Borthwick v. Berrard, et. al., No. 13-CVS-12397. The action asserts claims against the Company as a nominal defendant, its former CEO and former CFO, and certain former and current Company directors for breaches of fiduciary duties, gross mismanagement, abuse of control, waste of corporate assets, and aiding and abetting thereof in connection with the Company's restatement of its financial statements. Among other things, the action seeks damages on behalf of the Company and an order directing the Company to implement corporate governance reforms. On August 7, 2013, the Company filed a notice to remove the action from the General Court of Justice, Superior Court Division in the State of North Carolina, Mecklenburg County to the Western District of North Carolina. On August 30, 2013, the Company moved to consolidate this action with the actions previously consolidated before the Western District of North Carolina, and to stay the action. On September 25, 2013, the Western District of North Carolina granted the Company's motion to consolidate and stay the action.  On October 23, 2014, following its approval of a settlement of the securities class actions as described below, the Western District of North Carolina set a briefing schedule whereby the Company, as nominal defendant, filed a motion to dismiss the derivative action on November 4, 2014.  Pursuant to the schedule, the remaining defendants do not need to file any motions to dismiss until after the Court rules on the Company’s motion.  Briefing on the Company’s motion will be completed by December 19, 2014.

Although the Company believed it had meritorious defenses to the asserted claims in the securities class actions in the United States, the defendants and plaintiffs agreed to the terms of a settlement and on February 5, 2014 executed a settlement agreement that, following approval by the Western District of North Carolina, would resolve all claims in the securities class actions pending there (the "Settlement").  The Settlement provided that the defendants would make a set cash payment totaling $5,500,000, all from insurance proceeds, to settle all of the securities class actions, and full and complete releases would be provided to defendants.  On March 11, 2014, the Western District of North Carolina issued a preliminary order approving the Settlement, and scheduled a hearing for August 6, 2014.  That same day, the Western District of North Carolina also issued an order terminating defendants’ pending motions to dismiss the Class Action Complaint as moot in light of the Settlement.  On August 6, 2014, following a hearing, the Western District of North Carolina approved the Settlement, and issued an Order and Final Judgment that, among other things, dismissed the securities class actions with prejudice and provided for full and complete releases to defendants.  The derivative actions are still pending.

On December 17, 2013, a purported stockholder commenced a putative securities class action on behalf of purchasers of the Company’s common stock filed in the Ontario Superior Court of Justice, captioned Edwards v. Swisher Hygiene, Inc., et al., CV 13-20282 CP, against the Company, the former CEO and former CFO.  The action alleges claims under Canadian law for alleged misrepresentations of the Company’s financial position relating to its business acquisitions.  On February 13, 2014, a Fresh Statement of Claim and Fresh Notice of Action were filed, adding an additional named plaintiff.

On March 28, 2014, a purported stockholder commenced a putative securities class action on behalf of purchasers of the Company’s common stock filed in the Ontario Superior Court of Justice, captioned Phillips v. Swisher Hygiene, Inc., et al., CV 14-00501096-0000, against the Company, the former CEO, the former CFO and the Company's former Senior Vice President and Treasurer. The action alleges claims under Canadian law stemming from the Company’s restatement.

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

NOTE 14 — SUBSEQUENT EVENT

The Company has made the decision to cease operations at one of the linen processing plants in the fourth quarter of 2014. This plant was previously included in assets held for sale and was written down to zero fair market value during the quarter ended June 30, 2014. The Company estimates $0.5 million of expense will be incurred in the fourth quarter of 2014 to close the plant, primarily for the remaining lease payments.

Version 5

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

Business Overview

We currently operate in one business segment, Hygiene, which encompasses providing essential hygiene and sanitizing service solutions to customers in a wide range of end-markets, including foodservice, hospitality, retail and healthcare industries.  Certain of our products are registered with the Environmental Protection Agency and follow the Center for Disease Control guidelines for disinfection of surface areas such as children’s playgrounds, hospitals, and assisted living environments.  We sell consumable products such as detergents, cleaning chemicals, soap, paper, water filters and supplies, together with the rental and servicing of dish machines and other equipment for the dispensing of those products, commercial laundry chemical services, as well as additional services such as the deep cleaning and sanitizing of restrooms and other facilities.  We continue to see the positive impact of cost efficiencies, capital resource management and planning, plant consolidations and route optimization efforts; however, we believe we still need to increase revenue in order to maximize our profitability. We are committed to our philosophy of Service, People and Profitably and Selling Through Service.  To that end, we have commenced a realignment of our field service and sales teams to better serve our customers since we believe this will ultimately drive increased revenues through improved customer retention and the ability to leverage our current customer base.  See “Prior Period Reclassification” below for a description of our realignment.

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

Version 5

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

During 2014, the Company updated its estimates of the fair value of certain linen routes and operations to reflect various events that occurred during the year.  The cumulative impairment loss for the nine months ended September 30, 2014 was $3.0 million, of which $1.9 million was attributable to a reduction in the estimate of net sales proceeds for a linen processing operation.  The factors driving the $1.9 million reduction were the cancellation notifications, received during April and May 2014 from three major customers resulting in a significant loss of forecasted revenue; and the operation’s 2014 year-to-date loss which was in excess of the Company’s estimates. The asset fair value of this linen processing operation was written down to zero in the second quarter of 2014. As discussed in Note 14, "Subsequent Event", the Company has made the decision to close this linen processing operation during the fourth quarter of 2014.

The Company completed several sales transactions during the nine months ended September 30, 2014, which resulted in the net receipt of $1.4 million in cash and the remainder in receivables.  A loss on these sales of $0.9 million was incurred and included a write-off of $0.6 million of the receivable balances.  The receivable balances were primarily for contingent sales proceeds that were based on post-closing revenues of previously sold routes which were lower than estimated.  The total loss of $0.1 million and $0.9 million for the three and nine months ended September 30, 2014, respectively, is included in “Other expense, net” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Assets held for sale at September 30, 2014 were $0.1 million.  The 2013 annual revenue attributable to the linen assets held for sale and the sold linen assets was $14.1 million.  For the three and nine months ended September 30, 2014, linen related revenue attributable to the linen assets held for sale and the sold linen assets was $0.7 million and $3.1 million, respectively, and $3.6 million and $11.0 million for the three and nine months ended September 30, 2013, respectively.  The Company expects the sales transactions, related to the assets held for sale, will be primarily completed in the first quarter of 2015.

Prior Period Reclassification

In the first quarter of 2014, the Company began implementing a realignment of its field service and sales organization and as a result the primary function of certain job titles has shifted from primarily a sales to a service focus.  The additional service activities involve more frequent field visits to perform preventative maintenance, repairs, evaluation of product and service solutions and required inventory levels.  This realignment of the field service and sales organization is being implemented in stages during 2014.  Payroll expense related to these job titles was historically classified within “Selling, general and administrative expenses” in the Condensed Consolidated Statement of Operations and Comprehensive Loss, based on the primary job focuses of sales and administration.  Based on the changes in the job functions, the related payroll expense will be classified within route expense, which the Company defines as the employee costs incurred to provide service and deliver products to customers.  To facilitate comparability between the periods presented in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended September 30, 2013, certain selling, general and administrative expense have been reclassified to route expense to conform to the current period’s presentation as follows: $3.0 million increase in route expense from $11.0 million to $14.0 million and a $3.0 million decrease in selling, general and administrative expense from $25.2 million to $22.2 million.  The reclassifications for the nine months ended September 30, 2013 were $8.6 million increase in route expense from $32.8 million to $41.4 million and an $8.6 million decrease in selling, general and administrative expense from $82.3 million to $73.7 million.  There was no impact to loss from continuing operations, net loss or loss per share as a result of the 2013 reclassifications.

Version 5

RESULTS OF CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

Revenue

Revenue from products is primarily comprised of the sales and delivery of consumable products such as detergents and cleaning chemicals, the rental, sales and servicing of dish machines and other equipment used to dispense those products, the sale of paper items, rental fees, linen processing and other ancillary product sales. Revenues from services are primarily comprised of manual cleaning and delivery service fees.  Franchise and other consists of fees charged to franchisees.

Total revenue and the revenue derived from each revenue type for the three months ended September 30, 2014 and 2013 are as follows:

	2014	%	2013	%
Revenue	(In thousands)
Products	$44,603	89.8%	$49,864	89.2%
Services	4,749	9.6%	5,728	10.2%
Franchise and other	298	0.6%	324	0.6%
Total revenue	$49,650	100.0%	$55,916	100.0%

Consolidated revenue decreased $6.3 million or 11.2% to $49.7 million for the three months ended September 30, 2014 compared to 2013.  Excluding revenue generated from linen assets sold and held for sale for the three months ended September 30, 2014 and 2013, consolidated revenue decreased 6.4% on a comparable basis.  Product revenue decreased $5.3 million primarily due to a $2.4 million decrease related to linen routes and businesses sold, plus a $0.8 million decrease attributed to the loss of customers at existing linen operations.  Service revenues declined $1.0 million due to the loss of hygiene customers and customers sold in connection with assets held for sale.  Franchise and other revenue remained fairly consistent period over period.

Cost of Sales

Cost of sales consists primarily of the cost of chemical, paper, air freshener and other consumable products sold to, or used in the servicing of, our customers. These costs are exclusive of route expense and related depreciation and amortization. Cost of sales for the three months ended September 30, 2014 and 2013 are as follows:

	2014	%(1)	2013	%(1)
Cost of Sales	(In thousands)
Products	$22,451	50.3%	$24,859	49.9%
Services	98	2.1%	469	8.2%
Franchise and other	122	40.9%	(94)	-29.0%
Total cost of sales	$22,671	45.7%	$25,234	45.1%

(1)           Represents cost as a percentage of the respective product and service line revenue.

Cost of sales decreased $2.6 million or 10.2% to $22.7 million for the three months ended September 30, 2014 compared to 2013 primarily due to a decline in sales volume.  Reported in the 2014 cost of sales amount is a $0.5 million realignment of freight costs that were classified in selling, general and administrative expenses in 2013.  The Company has elected not to reclassify this amount in its prior period Condensed Consolidated Statements of Operations and Comprehensive Loss for comparability purposes since it is considered immaterial. As a percentage of sales, consolidated cost of sales increased from 45.1% to 45.7%.  Including the $0.5 million realignment, 2013 total cost of sales as a percentage of revenue would have been 46.0%.

Version 5

Route Expenses

Route expenses consist of costs incurred by the Company for the delivery of products and providing services to customers. The components of route expenses for the three months ended September 30, 2014 and 2013 are as follows:

	2014	%(1)	2013	%(1)
Route Expenses	(In thousands)
Compensation	$10,262	20.8%	$10,865	19.5%
Vehicle and other expenses	2,929	5.9%	3,168	5.7%
Total route expenses	$13,191	26.7%	$14,033	25.2%

(1)           Represents route expenses as a percentage of total non-franchise revenue.

Route expenses decreased $0.8 million or 6.0% to $13.2 million for the three months ended September 30, 2014 compared to 2013.   The components of this change were decreases in compensation of $0.6 million and decreases in vehicle and other expenses of $0.2 million.  Route expense as a percentage of total revenue was 26.7% and 25.2% for the three months ended September 30, 2014 and 2013, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of the costs incurred for:

●	Local office and field management support costs that are related to field operations. These costs include compensation, occupancy expense and other general and administrative expenses.
●	Selling expenses which include compensation and commissions for local sales representatives and corporate account representatives.
●	Marketing expenses.
●	Corporate office expenses which include executive management, information technology, human resource, accounting, purchasing and other support costs.

The details of selling, general and administrative expenses for the three months ended September 30, 2014 and 2013 are as follows:

	2014	%(1)	2013	%(1)
Selling, General & Administrative Expenses	(In thousands)
Compensation	$9,154	18.4%	$12,932	23.1%
Occupancy	1,947	3.9%	2,574	4.6%
Other	5,256	10.6%	6,691	12.0%
Total selling, general & administrative expenses	$16,357	32.9%	$22,197	39.7%

(1)           Represents expenses as a percentage of total revenue.

Selling, general and administrative expenses decreased $5.8 million to $16.4 million for the three months ended September 30, 2014 compared to 2013. The components of this change were decreases in compensation of $3.8 million, occupancy of $0.6 million, and other expenses of $1.4 million.  Compensation expense decreased primarily due to on-going cost efficiencies, a reduction in stock based compensation and the sale of the linen business.  Occupancy decreased due to the sale of a linen plant and due to ongoing efforts to reduce facility infrastructure costs. Other expenses decreased primarily due to the decrease in professional fees of $0.9 million and the decrease related to realigning freight costs in cost of sales of $0.5 million.

Version 5

Depreciation and Amortization

Depreciation and amortization consists of depreciation of property and equipment and the amortization of intangible assets. Depreciation and amortization decreased $0.5 million to $5.0 million or 8.9% for the three months ended September 30, 2014.  The decrease is due in part to the categorization of certain fixed assets as assets held for sale.

Other (Expense) Income, Net

Details of other expense, net for three months ended September 30, 2014 and 2013 are as follows:

	2014	2013
	(In thousands)
Interest income	$1	$10
Interest expense	(79)	(196)
Foreign currency	(4)	-
Other (expense) income	(136)	330
Total other (expense) income, net	$(218)	$144

The decrease in other income is due primarily to the gain on the sale of certain assets held for sale during the third quarter of 2013.

Income Tax Expense

In projecting the Company’s income tax expense for 2014, management has concluded that it is not more likely than not that the Company will realize the benefit of its deferred tax assets and as a result a full valuation allowance will be required as of December 31, 2014. Therefore, the Company has not recognized a tax benefit as it relates to the current loss for the period ended September 30, 2014.

For the three months ended September 30, 2014, the Company has recorded an estimate for income taxes based on the Company’s projected income tax expense for the twelve month period ending December 31, 2014. The Company’s tax provision has an unusual relationship to pretax loss mainly because of the existence of a full deferred tax asset valuation allowance. This circumstance generally results in a zero tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance. However, due to the impairment of goodwill for book purposes during the second quarter of 2014, a deferred tax asset now exists related to goodwill.  The change from a net deferred tax liability to a net deferred tax asset resulted in a tax benefit.

Version 5

RESULTS OF CONTINUING OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

Revenue

Total revenue and the revenue derived from each revenue type for the nine months ended September 30, 2014 and 2013 are as follows:

	2014	%	2013	%
Revenue	(In thousands)
Products	$132,624	89.7%	$144,897	88.7%
Services	14,252	9.6%	17,381	10.6%
Franchise and other	1,024	0.7%	1,047	0.7%
Total revenue	$147,900	100.0%	$163,325	100.0%

Consolidated revenue decreased $15.4 million or 9.4% to $147.9 million for the nine months ended September 30, 2014 compared to 2013.  Excluding revenue generated from linen assets sold and held for sale for the nine months ended September 30, 2014 and 2013, consolidated revenue decreased 4.9% on a comparable basis.  Product revenue decreased $12.3 million primarily due to a $7.6 million decrease related to linen routes and businesses sold.   The remaining product revenue decrease is primarily due to a $2.1 million decrease from the loss of customers at existing linen operations, partially offset by the addition of $1.3 million in revenues previously classified as service revenues.  Service revenues declined $3.1 million primarily due to the reclass with product revenue of $1.3 million and the loss of hygiene customers.  Franchise and other revenue remained consistent period over period.

Cost of Sales

Cost of sales consists primarily of the cost of chemical, paper, air freshener and other consumable products sold to, or used in the servicing of, our customers. These costs are exclusive of route expense and related depreciation and amortization. Cost of sales for the nine months ended September 30, 2014 and 2013 are as follows:

	2014	%(1)	2013	%(1)
Cost of Sales	(In thousands)
Products	$66,809	50.4%	$70,517	48.7%
Services	363	2.5%	1,152	6.6%
Franchise and other	284	27.7%	530	50.6%
Total cost of sales	$67,456	45.6%	$72,199	44.2%

(1)           Represents cost as a percentage of the respective product and service line revenue.

Cost of sales decreased $4.7 million or 6.6% to $67.5 million for the nine months ended September 30, 2014 compared to 2013 primarily due to a decline in sales volume.  Reported in the 2014 cost of sales is a $1.5 million realignment of freight costs that were classified in selling, general and administrative expenses in 2013.  The Company has elected not to reclassify this amount in its prior period Condensed Consolidated Statement of Operations and Comprehensive Loss for comparability purposes since it is considered immaterial. As a percentage of sales, consolidated cost of sales increased from 44.2% to 45.6%. Including the $1.5 million realignment, 2013 total cost of sales as a percentage of revenue would have been 45.1%.  The remaining quarter over quarter percentage increase is driven by the overall revenue mix, including the loss of linen revenue, and the mix of revenue within products.

Route Expenses

Route expenses consist of costs incurred by the Company for the delivery of products and providing services to customers. The components of route expenses for the nine months ended September 30, 2014 and 2013 are as follows:

Version 5

	2014	%(1)	2013	%(1)
Route Expenses	(In thousands)
Compensation	$29,526	20.1%	$31,497	19.4%
Vehicle and other expenses	8,627	5.9%	9,919	6.1%
Total route expenses	$38,153	26.0%	$41,416	25.5%

(1)           Represents route expenses as a percentage of total non-franchise revenue.

Route expenses decreased $3.3 million or 7.9% to $38.2 million for the nine months ended September 30, 2014 compared to 2013.   The primary components of this change were decreases in compensation of $2.0 million and decreases in vehicle and other expenses of $1.3 million.  Route expense as a percentage of total revenue was 26.0% and 25.5% for the nine months ended September 30, 2014 and 2013, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of the costs incurred for:

●	Local office and field management support costs that are related to field operations. These costs include compensation, occupancy expense and other general and administrative expenses.
●	Selling expenses which include compensation and commissions for local sales representatives and corporate account representatives.
●	Marketing expenses.
●	Corporate office expenses which include executive management, information technology, human resource, accounting, purchasing and other support costs.
●	Investigation and fees related to the Audit Committee review, restatement process, and other non-recurring fees related to completing our 2012 audit.

The details of selling, general and administrative expenses for the nine months ended September 30, 2014 and 2013 are as follows:

	2014	%(1)	2013	%(1)
Selling, General & Administrative Expenses	(In thousands)
Compensation	$30,076	20.3%	$38,048	23.3%
Occupancy	5,848	4.0%	7,324	4.5%
Other	17,337	11.7%	28,294	17.3%
Total selling, general & administrative expenses	$53,261	36.0%	$73,666	45.1%

(1)           Represents expenses as a percentage of total revenue.

Selling, general and administrative expenses decreased $20.4 million to $53.3 million. The components of this change were decreases in compensation of $8.0 million, occupancy of $1.5 million, and other expenses of $10.9 million. Compensation expense decreased primarily due to on-going cost efficiencies, a reduction in stock based compensation and the sale of the linen business.  Occupancy decreased due to the sale of a linen plant and due to ongoing efforts to reduce facility infrastructure needs. Other expenses decreased primarily due to the decrease in professional fees of $6.9 million, which includes investigation and review related fees of $4.4 million in the nine months ended September 30, 2013; the decrease in travel expenses of $0.6 million; the decrease related to realigning freight costs in cost of sales of $1.5 million, a reduction in bad debt expense of $0.5 million, plus additional expense reduction initiatives.

Version 5

Depreciation and Amortization

Depreciation and amortization consists of depreciation of property and equipment and the amortization of intangible assets. Depreciation and amortization decreased $1.1 million to $15.6 million or 6.7%. The decrease is due in part to the categorization of certain fixed assets as assets held for sale.

Impairment Related to Goodwill

In conjunction with its goodwill impairment test, the Company incurred a non-cash goodwill impairment charge of $5.8 million during the nine months ended September 30, 2014, see Note 4, “Goodwill and Other Intangible Assets” for further discussion of the impairment.

Other (Expense) Income, Net

Details of other expense, net for the nine months ended September 30, 2014 and 2013 are as follows:

	2014	2013
	(In thousands)
Interest income	$8	$35
Interest expense	(302)	(378)
Foreign currency	(104)	(2)
Other (expense) income	(1,039)	330
Total other (expense) income, net	$(1,437)	$(15)

The change in other income is due primarily to a $0.2 million gain on the sale of certain assets held for sale during the nine months ended September 30, 2013 and a $0.9 million loss during the nine months ended September 30, 2014.

Income Tax Expense

In projecting the Company’s income tax expense for 2014, management has concluded that it is not more likely than not that the Company will realize the benefit of its deferred tax assets and as a result a full valuation allowance will be required as of December 31, 2014. Therefore, the Company has not recognized a tax benefit as it relates to the current loss for the period ended September 30, 2014.

Version 5

For the nine months ended September 30, 2014, the Company has recorded an estimate for income taxes based on the Company’s projected income tax expense for the twelve month period ending December 31, 2014. The Company’s tax provision has an unusual relationship to pretax loss mainly because of the existence of a full deferred tax asset valuation allowance. This circumstance generally results in a zero tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance. However, due to the impairment of goodwill for book purposes during the second quarter of 2014, a deferred tax asset now exists related to goodwill.  The change from a net deferred tax liability to a net deferred tax asset resulted in a tax benefit.

Cash Flows Summary

Cash flows from continuing operations for the nine months ended September 30, 2014 and 2013 were:

	2014	2013
	(In thousands)
Net cash used in operating activities	$(5,515)	$(17,029)
Net cash provided by (used in) investing activities	706	(1,361)
Net cash used in financing activities	(4,346)	(6,511)
Net decrease in cash and cash equivalents from continuing operations	$(9,155)	$(24,901)

Net cash used in operating activities of $5.5 million improved by $11.5 million partly due to a $9.3 million decrease in net loss and a $2.5 million increase in cash from accounts receivable.  Net cash provided by investing activities increased $2.1 million.  The change was primarily due to cash received from discontinued operations of $12.6 million in the nine months ended September 30, 2013, offset by a decrease in purchases of property and equipment of $7.7 million, an increase of $1.1 million cash received on the sale of assets held for sale and a change of $5.7 million in restricted cash.  Cash used in financing activities was $4.3 million compared with $6.5 million during the same period in 2013. The decrease of $2.2 million was primarily due to a decrease in principal payments on debt.

Cash flows from discontinued operations for the nine months ended September 30, 2014 and 2013 were:

	2014	2013
	(In thousands)
Net cash used in operating activities of discontinued operations	$(2,131)	$(3,028)
Net decrease in cash and cash equivalents from discontinued operations	$(2,131)	$(3,028)

Cash flows used in operating activities from discontinued operations in 2014 consisted of payments made related to legal fees and a settlement payment related to a contractual dispute that the Company accepted responsibility to resolve as a part of the sale of the Waste segment.

Version 5

Liquidity and Capital Resources

Credit Facility

On August 29, 2014, we entered into a $20.0 million revolving credit facility, through the execution of a Loan and Security Agreement, by and among the Company, as Guarantor, and certain subsidiaries of the Company, collectively, as Borrower, and Siena Lending Group LLC, as Lender (the “Credit Facility”).  The Credit Facility matures on August 29, 2017.

Interest on borrowings under the Credit Facility will accrue at the Base Rate plus 2.00% and will be payable monthly.  The Base Rate is defined as the greater of (1) the Prime Rate, (2) the Federal Funds Rate plus 0.50%, or (3) 3.25%.

Borrowings and availability under the Credit Facility are subject to a borrowing base and limitations, and compliance with other terms specified in the agreement.  Borrowings under the Credit Facility are secured by a first priority lien on certain of the Company’s assets.  The calculated borrowing base as of September 30, 2014 was $14.1 million, of which $3.1 million was outstanding under letters of credit and $11.0 million was unused.

The Credit Facility contains certain customary representations and warranties, and certain customary covenants on the Company’s ability to, among other things, incur additional indebtedness, create liens or other encumbrances, sell or otherwise dispose of assets, and merge or consolidate with other entities or enter into a change of control transaction. The Credit Facility contains various events of default.  The Company was not in default with covenants under the Credit Facility as of September 30, 2014.

Cash Requirements

Our cash and cash equivalents decreased by $11.3 million to $10.2 million at September 30, 2014 compared to $21.5 million at December 31, 2013. Our cash requirements for the next twelve months consist primarily of: (i) capital expenditures associated with dispensing equipment, dish machines and other items in service at customer locations, equipment, vehicles, software; (ii) working capital; and (iii) payment of principal and interest on borrowings.  We expect that through capital resource management and the use of additional customer equipment programs, our annual capital expenditures in 2014 will be less than $9.0 million compared to $17.0 million in 2013.  We expect that our cash on hand and the cash flow provided by operating activities, and the availability of cash from the Credit Facility will be sufficient to execute our business plan for the next twelve months; however, we believe it is contingent upon improved customer retention, profitable organic revenue growth and continuing  improvement in cost efficiencies. Failure to execute our plan successfully or unforecasted shortfalls in available cash may require us to alter our plan, sell other non-core assets, raise additional equity which could be dilutive to existing shareholders, or obtain additional financing through debt. There can be no assurance that such equity and debt may be available and would be likely subject to prevailing market conditions and the company's performance.

Off-Balance Sheet Arrangements

Other than operating leases, there are no significant off-balance sheet financing arrangements or relationships with unconsolidated entities or financial partnerships which are often referred to as “variable interest entities.” Therefore, there is no exposure to any financing, liquidity, market or credit risk that could arise had we engaged in such relationships.

In connection with a distribution agreement entered into in December 2010 between the Company and a distributor of Company-owned products, we provided a guarantee that the distributor's operating cash flows associated with the agreement would not fall below certain agreed-to minimums, subject to certain pre-defined conditions, over the ten year term of the distribution agreement. If the distributor's annual operating cash flow does fall below the agreed-to annual minimums, we reimburse the distributor for any such short fall up to a pre-designated amount. No value was assigned to the fair value of this guarantee at September 30, 2014 and December 31, 2013 based on a probability assessment of the projected cash flows. Management currently does not believe that it is probable that any amounts will be paid under this provision in the agreement and thus there is no amount accrued for the guarantee in the Condensed Consolidated Financial Statements.

Version 5

FORWARD-LOOKING STATEMENTS

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Form 10-Q, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Form 10-Q or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include the following:

●	We have a history of significant operating losses and as such, our future revenue and operating profitability are uncertain.

●	The Company may need to raise additional equity or capital in the future and such capital may not be available when needed or at all.

●	Our failure or inability to meet certain terms of our Credit Facility could have a material adverse effect on our business, financial condition and results of operations.

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

Version 5

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks including changes in interest rates and fuel prices. Borrowings under the Credit Facility are indexed to a variable interest rate.  As of September 30, 2014, there have been no drawings on the Credit Facility.  As of September 30, 2014, we have $3.1 million of letters of credit outstanding at a fixed fee under our Credit Facility.  We do not use financial instruments for speculative trading purposes and we do not hold derivative financial instruments that could expose us to significant market and commodity risk. We do not currently have any contract with vendors where we have exposure to the underlying commodity prices. In such event, we would consider implementing price increases and pursue cost reduction initiatives; however, we may not be able to pass on these increases in whole or in part to our customers or realize the cost savings needed to offset these increases. This discussion does not consider the effects that may have an adverse change on the overall economy, and it also does not consider actions we may take to mitigate our exposure to these changes. We cannot guarantee that the action we take to mitigate these exposures will be successful.

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

Version 5

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

In connection with the preparation of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014. Based upon that evaluation, management concluded that deficiencies in our internal control over financial reporting are undergoing remediation and therefore continue to exist, and as such our disclosure controls and procedures were not effective as of September 30, 2014.  The deficiencies include:

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

●
The effectiveness of the process in place to support the timely review of our financial results and disclosures in our financial statements.  Additionally, a number of late or post-closing adjustments were required for our financial statements and related footnote disclosures.

●
The effectiveness of the documentation, review, and approval of significant account reconciliations, key underlying reports and accounting estimates.  Furthermore, the Company has not defined parameters for its review of key reconciliations and  financial analysis.

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

Version 5

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

●
Management continues to improve the formal documentation for account reconciliations as well as set parameters for the review and approval of significant account reconciliations , financial analysis and accounting estimates.

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

 Changes in Internal Control over Financial Reporting

Other than the changes noted above to remediate the previously reported material weakness, there have been no adverse changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Version 5

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

On March 30, 2012, a purported Company stockholder commenced a putative securities class action on behalf of purchasers of the Company's common stock in the U.S. District Court for the Southern District of New York against the Company, the former President and Chief Executive Officer ("former CEO"), and the former Vice President and Chief Financial Officer ("former CFO"). The plaintiff asserted claims alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") based on alleged false and misleading disclosures in the Company's public filings. In April and May 2012, four more putative securities class actions were filed by purported Company stockholders in the U.S. District Court for the Western District of North Carolina against the same set of defendants. The plaintiffs in these cases have asserted claims alleging violations of Sections 10(b) and 20(a) of the Exchange Act based on alleged false and misleading disclosures in the Company's public filings. In each of the putative securities class actions, the plaintiffs seek damages for losses suffered by the putative class of investors who purchased the Company’s common stock.

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

On August 13, 2012, the MDL Panel granted the motion to centralize transferring the actions filed in the Southern District of New York to the Western District of North Carolina as part of MDL No. 2384, captioned In re Swisher Hygiene, Inc. Securities and Derivative Litigation. In response, on August 21, 2012, the Western District of North Carolina issued an order governing the practice and procedure in the actions transferred to the Western District of North Carolina as well as the actions originally filed there.  On October 18, 2012, the Western District of North Carolina held an Initial Pretrial Conference at which it appointed lead counsel and lead plaintiffs for the securities class actions, and set a schedule for the filing of a consolidated class action complaint and defendants' time to answer or otherwise respond to the consolidated class action complaint. The Western District of North Carolina stayed the derivative action, captioned Arsenault v. Berrard, et al., 1:12-cv-4028, pending the outcome of the securities class actions.

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

Version 5

On June 11, 2013, an individual action was filed in the U.S. District Court for the Southern District of Florida captioned Miller, et al. v. Swisher Hygiene, Inc., et al., No. 0:13-CV-61292-JAL, against the Company, its former CEO and former CFO, and a former Company director, bringing state and federal claims founded on the allegations that in deciding to sell their company to the Company, plaintiffs relied on defendants' statements about such things as the Company's accounting and internal controls, which, in light of the Company’s restatement of its financial statements, were false. On July 17, 2013, the Company notified the MDL Panel of this action, and requested that it be transferred and centralized in the Western District of North Carolina with the other actions pending there. On July 23, 2013, the MDL Panel issued a Conditional Transfer Order (the "Miller CTO"), conditionally transferring the case to the Western District of North Carolina. On July 29, 2013, plaintiffs notified the MDL Panel that they would seek to vacate the Miller CTO. In light of the proceedings in the MDL Panel, defendants requested that the Southern District of Florida stay all proceedings pending the MDL Panel's ruling. On August 6, 2013, the Southern District of Florida issued a stay of all proceedings pending a ruling by the MDL Panel.  On October 2, 2013, following briefing on the issue of whether the Miller CTO should be vacated, the MDL Panel issued an order transferring the action to the Western District of North Carolina.  The Company and the individual defendants filed motions to dismiss the complaint on March 20, 2014.  Briefing on the motions to dismiss was completed on May 12, 2014.  On June 2, 2014, plaintiffs filed a motion with the Western District of North Carolina seeking a suggestion for remand from that Court to the MDL Panel. Briefing on that motion was completed on June 26, 2014. Oral argument on the motions to dismiss and motion for suggestion for remand were heard on July 22, 2014.   On August 5, 2014, the Western District of North Carolina denied plaintiffs’ motion for suggestion for remand.  On October 22, 2014, the Company filed a notice of supplemental authority in support of its motion to dismiss the complaint in this matter.  On November 4, 2014, plaintiffs filed a response to the notice of supplemental authority.

On July 11, 2013, a purported stockholder filed a derivative action on behalf of the Company in the General Court of Justice, Superior Court Division in the State of North Carolina, Mecklenburg County, captioned Borthwick v. Berrard, et. al., No. 13-CVS-12397. The action asserts claims against the Company as a nominal defendant, its former CEO and former CFO, and certain former and current Company directors for breaches of fiduciary duties, gross mismanagement, abuse of control, waste of corporate assets, and aiding and abetting thereof in connection with the Company's restatement of its financial statements. Among other things, the action seeks damages on behalf of the Company and an order directing the Company to implement corporate governance reforms. On August 7, 2013, the Company filed a notice to remove the action from the General Court of Justice, Superior Court Division in the State of North Carolina, Mecklenburg County to the Western District of North Carolina. On August 30, 2013, the Company moved to consolidate this action with the actions previously consolidated before the Western District of North Carolina, and to stay the action. On September 25, 2013, the Western District of North Carolina granted the Company's motion to consolidate and stay the action.  On October 23, 2014, following its approval of a settlement of the securities class actions as described below, the Western District of North Carolina set a briefing schedule whereby the Company, as nominal defendant, filed a motion to dismiss the derivative action on November 4, 2014. Pursuant to the schedule, the remaining defendants do not need to file any motions to dismiss until after the Court rules on the Company’s motion. Briefing on the Company’s motion will be completed by December 19, 2014.

Although the Company believed it had meritorious defenses to the asserted claims in the securities class actions in the United States, the defendants and plaintiffs agreed to the terms of a settlement and on February 5, 2014 executed a settlement agreement that, following approval by the Western District of North Carolina, would resolve all claims in the securities class actions pending there (the "Settlement").  The Settlement provided that the defendants would make a set cash payment totaling $5,500,000, all from insurance proceeds, to settle all of the securities class actions, and full and complete releases would be provided to defendants.  On March 11, 2014, the Western District of North Carolina issued a preliminary order approving the Settlement, and scheduled a hearing for August 6, 2014.  That same day, the Western District of North Carolina also issued an order terminating defendants’ pending motions to dismiss the Class Action Complaint as moot in light of the Settlement.  On August 6, 2014, following a hearing, the Western District of North Carolina approved the Settlement, and issued an Order and Final Judgment that, among other things, dismissed the securities class actions with prejudice and provided for full and complete releases to defendants.  The derivative actions are still pending.

On December 17, 2013, a purported stockholder commenced a putative securities class action on behalf of purchasers of the Company’s common stock filed in the Ontario Superior Court of Justice, captioned Edwards v. Swisher Hygiene, Inc., et al., CV 13-20282 CP, against the Company, the former CEO and former CFO.  The action alleges claims under Canadian law for alleged misrepresentations of the Company’s financial position relating to its business acquisitions.  On February 13, 2014, a Fresh Statement of Claim and Fresh Notice of Action were filed, adding an additional named plaintiff.

On March 28, 2014, a purported stockholder commenced a putative securities class action on behalf of purchasers of the Company’s common stock filed in the Ontario Superior Court of Justice, captioned Phillips v. Swisher Hygiene, Inc., et al., CV 14-00501096-0000, against the Company, the former CEO, the former CFO and the Company's former Senior Vice President and Treasurer. The action alleges claims under Canadian law stemming from the Company’s restatement.

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

Version 5

ITEM 1A.   RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 which could materially affect our business, financial condition, or future results. Except as set forth below, there have been no material changes to the risk factors previously disclosed in our 2013 Form 10-K:

Our failure or inability to meet certain terms of our Credit Facility could have a material adverse effect on our business, financial condition and results of operations.

On August 29, 2014, we entered into a $20.0 million Credit Facility.  Borrowings under the Credit Facility are secured by a first priority lien on certain of the Company’s and its subsidiaries’ assets.  The Credit Facility contains certain customary representations and warranties, and certain customary covenants on the Company’s ability to, among other things, incur additional indebtedness, create liens or other encumbrances, sell or otherwise dispose of assets, and merge or consolidate with other entities or enter into a change of control transaction. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including matters which are beyond our control. Additionally, the Credit Facility contains various events of default.  If we are unable to borrow under the Credit Facility, we may be unable to meet our business obligations, which could have a material adverse effect on our business, financial condition and results of operations.

ITEM 6.   EXHIBITS

Exhibit Number	Description
10.1
Loan and Security Agreement by and among Swisher Hygiene Inc., as Guarantor, the Borrowers listed thereto and Siena Lending Group LLC, as Lender, dated August 29, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2014). (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment).

10.2	Amendment No. 1 to the Employment Agreement between Swisher Hygiene Inc. and Thomas C. Byrne, dated July 14, 2014.

10.3	Amendment to Employment Agreement by and between Swisher Hygiene Inc. and William M. Pierce, dated August 8, 2014.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.
________________________

*Furnished herewith.

Version 5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWISHER HYGIENE INC.
(Registrant)

Dated: November 10, 2014	By:	/s/ William M. Pierce
William M. Pierce President and Chief Executive Officer (Principal Executive Officer)

Dated: November 10, 2014	By:	/s/ William T. Nanovsky
William T. Nanovsky Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: November 10, 2014	By:	/s/ Linda C. Wilson-Ingram
Linda C. Wilson-Ingram Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

Version 5

EXHIBIT INDEX

Exhibit Number	Description

10.2	Amendment No. 1 to the Employment Agreement between Swisher Hygiene Inc. and Thomas C. Byrne, dated July 14, 2014.

10.3	Amendment to Employment Agreement by and between Swisher Hygiene Inc. and William M. Pierce, dated August 8, 2014.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.
________________________

*Furnished herewith.