Form 10-K
period 2014-12-31
Swisher Hygiene Inc.
filed 2015-04-01
CIK 1504747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-35067

SWISHER HYGIENE INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-3819646
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4725 Piedmont Row Drive, Suite 400, Charlotte, North Carolina	28210
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (704) 364-7707

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock	The NASDAQ Stock Market LLC
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐       No  ☑

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 30, 2014 (based on the last reported sales price of such stock on the NASDAQ Global Select Market on such date of $4.30 per share) was approximately $53,344,243.

Number of shares outstanding of each of the registrant’s classes of Common Stock at March 25, 2015: 17,617,379 shares of Common Stock, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014 are incorporated herein by reference in Part III.

SWISHER HYGIENE INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

PART I

ITEM 1.  BUSINESS.

This business description should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto appearing elsewhere in this annual report, which are incorporated herein by this reference. All references in this annual report to “Swisher,” “Swisher Hygiene,” the “Company,” “we,” “us,” and “our” refer to Swisher Hygiene Inc. and its consolidated subsidiaries, except where the discussion relates to times or matters occurring before the Merger (described in Note 1 to the Notes to the Consolidated Financial Statements), in which case these words, as well as “Swisher International,” refer to Swisher International, Inc. and its consolidated subsidiaries.

General

We provide essential hygiene and sanitizing solutions that include cleaning and sanitizing chemicals, restroom hygiene programs and a full range of related products and services throughout North America and internationally through nine Master License Agreements, with an emphasis on the foodservice, hospitality, retail, and healthcare industries.   During 2013, we made the decision to focus our growth efforts on our core hygiene and sanitizing solutions and certain strategic linen assets and therefore we began an active program to sell non-core linen and route operations as described further in Note 2 “Discontinued Operations and Assets Held for Sale” to the Notes to the Consolidated Financial Statements.  We may continue to provide linen offerings, other than those serviced by our remaining linen assets, as well as other ancillary services to certain customers through strategic third party partnerships.

During 2011 and most of 2012 we operated in two segments: (i) Hygiene and (ii) Waste. As a result of the sale of our Waste segment in November 2012, we currently operate in one business segment, Hygiene, and our financial statements and other information for the three years ended December 31, 2014, which are included in this Annual Report on Form 10-K, which we refer to as the 2014 Form 10-K, are presented to show the operation of this single segment.  The financial information about our geographical areas is included in Note 18, “Geographic Information,” to the Notes to the Consolidated Financial Statements in this 2014 Form 10-K, and is incorporated herein by this reference.

Our Market

We compete in many markets including institutional, retail and industrial cleaning chemicals (which include foodservice chemicals), restroom hygiene, other facility service products, and paper and plastics. In each of these markets there are numerous participants ranging from large multi-national companies to local and regional competitors.   We believe our primary competitors in our legacy hygiene and facilities service market are large facility service and uniform providers, as well as numerous small local and regional providers many of whom may focus on one particular product offering such as uniform rentals. The paper distribution market for the customers we target not only has competition among the providers listed above, but also from the foodservice and janitorial-sanitation distributors. The competitive landscape is made more challenging as consolidation activity increases within many of our customers’ industries, potentially leading to the loss of business. We believe our primary competitors in our chemical services market include numerous small local and region providers which may only compete in one or more of our chemical services categories and a few larger providers that would compete within most of our chemical service offerings footprint.

Our Strategy

We have developed a strong geographic footprint in the United States and Canada.  We plan to leverage this footprint to generate growth in our core chemical and hygiene operations while offering ancillary services to certain customers through third party partnerships. We believe that customers with national or regional chains are increasingly seeking consistent service providers that can offer multiple products and that our ability to provide a complete chemical offering, complementary kitchen products, restroom hygiene services, hygiene products (such as paper, soap and air fresheners) and facility service items provide the Company with a valuable point of competitive differentiation.

We are focused on revenue growth in our key markets via a number of channels including our distribution partnership efforts, ongoing tests with multi-unit national and regional chains and direct selling focused on large independents.  We continue to focus on a number of operating and overhead cost efficiencies that seek to further leverage the integration of our acquisitions and simplify our operations. These efficiencies include: improved purchasing processes and tools, SKU rationalization, freight optimization, reduction and or downsizing of branch locations, route optimization, centralizing office administration functions, standardizing our operating model and aligning field compensation to grow our revenue.

Products and Services

We sell consumable products such as detergents, cleaning chemicals, soap, paper, water filters and supplies, together with the rental and servicing of dish machines and other equipment for the dispensing of those products; as well as additional services such as the cleaning of facilities.

Consolidated revenues by product type and service line are as follows:

●
Chemical service and wholesale revenue, which include our laundry, ware washing, disinfectants, sanitizers and other concentrated and ready-to-use cleaning products and soap, accounted for 63.9%, 60.1%, and 62.7% of consolidated revenue in 2014, 2013 and 2012, respectively.

●
Hygiene service revenue, which includes restroom cleaning services, hand hygiene, air fresheners and service delivery fees, accounted for 9.9%, 10.8%, and 11.4% of consolidated revenues in 2014, 2013 and 2012, respectively.

●	Paper sales accounted for 8.7%, 8.7%, and 8.2% of consolidated revenues in 2014, 2013 and 2012, respectively.

Rental fees, linen processing, equipment sales, other ancillary product sales and franchise fees comprise the remaining 17.5%, 20.4%, and 17.7% of consolidated revenues in 2014, 2013 and 2012 and none of these individual product lines represented greater than 10.0% of consolidated revenues for each of the three years.  We anticipate that over time our chemical revenue will continue to grow at a faster rate than any of our other product lines.  Certain of our products are registered with the Environmental Protection Agency and follow the Center for Disease Control guidelines for disinfection of surface areas such as children’s playgrounds, hospitals, and assisted living environments.

We have placed particular emphasis on the development of our chemical offerings, particularly as it relates to ware washing and laundry solutions. Ware washing products consist of cleaners and sanitizers for washing glassware, flatware, dishes, foodservice utensils and kitchen equipment. Laundry products include detergents, stain removers, fabric conditioners, softeners and bleaches in liquid, powder and concentrate forms to clean items such as bed linen, terry cloth, clothing and table linen. For ware washing customers, we sell or rent, as well as install and service, dishwashing machines and dish tables.  We also provide and install chemical dispensing units and dish racks.  Customers using our laundry services are also offered various dispensing systems. The use of a dispensing system ensures the proper mix of chemicals for safe and effective use.  We enter into service agreements with customers under which we provide 24 hour, seven day-a-week emergency service, and perform regularly scheduled preventative maintenance. Typically, these agreements require customers to purchase from us all of the products used in the equipment and dispensing systems that we install. The chemicals themselves may be delivered to the customer by the Company, a common carrier or one of our third-party distributor partners; however, the service and maintenance is provided directly by a Company employee. Our ware washing and laundry solutions are designed to address the needs of customers ranging from single store restaurant and lodging operators to multi-unit chains, large resorts, cruise ships, casinos and assisted living facilities in the health care market.  We often consult with customers that may have specialized needs or require custom programs to address different fabric or soil types.

Our restroom hygiene and facility service business offers a regularly scheduled service that includes cleaning the toilet bowls, urinals and sinks, the application of a germicide to such surfaces to inhibit bacteria growth, and the restocking of air fresheners for a weekly fee. Additionally, we offer other restroom needs by providing and installing soap, tissue and hand towel dispensers, and selling and restocking the soap and paper on an as-needed basis. This entire offering supplements the daily janitorial or custodial requirements of our customers and frees customers from purchasing and securing an inventory of soap and paper products.

Sales and Distribution

We are committed to our philosophy of Service, People and Profitably and to Selling Through Service.  We market and sell our products and services primarily through: (i) our field sales group, including the service technicians, which pursue new customers and offer existing customers additional products and services; (ii) our corporate account sales team which focuses on broad national and regional level customers; and (iii) independent third-party distributor partners.

The field selling organization is comprised of Business Development Representatives, Account Managers and Hygiene Specialists. The Business Development Representatives identify new customer opportunities in which to sell products that leverage current route service and delivery efficiencies as well as focusing on accounts with our distributor partner representatives.  Account Managers are primarily focused on servicing and expanding sales to current customers; however, starting in 2014 they are also responsible for obtaining new customer sales.  Hygiene Specialists focus on current customers with the purpose of expanding the number of products and services provided by leveraging solid business relationships including superior service.

Selling to new corporate accounts is led by a team that manages a longer sales process that includes either displacing an existing supplier of the products and services or working with the customer to centralize and consolidate disparate purchasing decisions. These prospective customers often go through a vendor qualification process that may involve multiple criteria, and we often work with them in various test locations to validate both product efficacy and our ability to deliver the services on a broader national or regional level. Additionally, large corporate accounts may operate via a franchise network or group purchasing organization; the selection process with such corporate accounts may only result in a vendor qualification allowing us the right to sell our products and services to their franchisees or group members.  To date, vendor qualification processes with larger accounts have ranged from less than three months to over 12 months. Contract terms on corporate account customers typically range from three to five years.

In recent years we have expanded our distributor program which provides us with additional opportunities for organic growth. Our distributor program is targeted toward regional and local foodservice and janitorial sanitation distributors that are seeking to increase the revenue and margin they can drive by increasing the number of products they deliver to each customer, which also helps our distributor partner reduce their customer attrition. Foodservice distribution is a highly competitive business operating on low margins. As such, the distributor can typically earn a higher profit margin on the chemicals it sells to customers compared to its food items. Moreover, a distributor partner is then able to market to its customers the “service” required to maintain their dish machines and chemical dispensing equipment. This service is provided by Swisher and documented under a separate contract between Swisher and the customer. In effect, by Swisher partnering to be the chemical sales and service arm for the distributor, we help to generate demand for our equipment and consumable products while providing the distributor a competitive advantage. We contract with distributors on an exclusive or non-exclusive basis depending on the markets they serve and the size of their customer base.

With the exception of product sales delivered via distributors and common carriers in select markets, our services and products in the United States are delivered through Company vehicles. We use our hand held computer software to assist in monitoring the sales performance and fleet utilization efficiencies of our sales and service field operations.

Manufacturing

Although we produce a majority of our chemical products at our plants, we continue to purchase products from third-party manufacturers and suppliers with whom we believe we have good relations. Most of the items we sell are readily available from multiple suppliers in the quantities and quality acceptable to both us and our customers. We do not have any minimum annual or other periodic purchase requirements with any vendors for any of the finished products we use or sell. We entered into a Manufacturing and Supply Agreement (the "Cavalier Agreement") with a chemical manufacturing plant in conjunction with our acquisition of Sanolite in July 2011. The Cavalier Agreement terminated in September 2014 pursuant to terms of the agreement.  The Cavalier Agreement provided for pricing adjustments, up or down, on the first of each month based on the vendor's actual average product costs incurred during the prior month. Additional product payments made by the Company due to pricing adjustments under the Cavalier Agreement were not significant and did not represent costs materially above the market price for such products.

We are not currently a party to any agreement, including with our chemical manufacturers, where we bear the commodity risk of the raw materials used in manufacturing; however, nothing prevents (i) the vendor from attempting to pass through the incremental costs of raw materials, or (ii) us from considering alternative suppliers or vendors.

We purchased 11.0%, 10.9%, and 14.3% of the chemicals required for our operations in 2014, 2013 and 2012, respectively, and expect this percentage to decline as we manage and expand our own manufacturing capability.

Sources and Availability of Raw Materials

The key raw materials we use in our chemical products are caustic soda, solvents, waxes, phosphates, surfactants, polymers and resins, chelates and fragrances, and packaging materials. Many of these raw materials are petroleum-based and, therefore, subject to the availability and price of oil or its derivatives. We purchase most chemical raw materials on the open market.  We believe the raw materials used in products we currently sell are readily available; however, pricing pressure or temporary shortages may from time to time arise resulting in increased costs and, we believe under extreme conditions only, a loss in revenue from our inability to sell certain products.

Customer Dependence

Our customer base ranges from large multi-national companies and distributor partners to entrepreneurs who operate a single location.  No one customer accounts for 10% or more of our consolidated revenue for 2014, 2013 and 2012.

Trademarks and Trade Names

We maintain a number of trademark registrations in the United States, Canada and in certain other countries. We believe that many of these trademarks, including “Swisher,” “SaniService,” the “Swisher” design, the “Swisher Hygiene” design, and the “S” design are important to our business. Our trademark registrations in the United States are renewable for ten year successive terms and maintenance filings must be made as follows: (i) for the “Swisher” word mark by January 2024, (ii) for the “Swisher” design by January 2023, (iii) for “the Swisher Hygiene” design by April 2015, and (iv) for the “S” design by February 2016.

In Canada, we have agreed not to: (i) use the word Swisher in association with any wares/services relating to or used in association with residential maid services other than as depicted in our trademark application and (ii) use the word Swisher with our “S” design mark or by itself as a trade mark at any time in association with wares/services relating to or used in association with cleaning and sanitation of restrooms in commercial buildings. Thus, our company-owned operations operate as SaniService® in Canada. We own, have registered, or have applied to register the Swisher trademark in every other country in which our franchisees or licensees operate.

We market the majority of our chemical products under various brands, labeling and product names including, but not limited to, Swisher, Mt. Hood, ProClean, Daley and Cavalier. The majority of our chemical products formulas are owned by us. The remaining chemical products are manufactured by third parties who manufacture our products based on our specifications.

Seasonality

In the aggregate our business continues to be somewhat seasonal in nature, with the Company’s second and third calendar quarters generating more revenue than the first and fourth calendar quarters. However, our operating results may fluctuate from quarter to quarter or year to year due to factors beyond our control including unusual weather patterns or other events that negatively impact the foodservice and hospitality industries. The majority of our customers are in the restaurant or hospitality industries, and the revenue we earn from these customers is related to the number of patrons they service. As events adversely impact the business of our customers, our business could be adversely impacted.

 Regulatory and Environmental

We are subject to numerous federal, state and local laws that regulate the manufacture, storage, distribution, transportation and labeling of many of our products, including all of our disinfecting, sanitizing and antimicrobial products. Some of these laws require us to have operating permits for our production and warehouse facilities, and operations. In the event of a violation of these laws and permits, we may be liable for damages and the costs of remedial actions, and may also be subject to revocation, non-renewal or modification of our operating and discharge permits and revocation of product registrations. Federal, state and local laws and regulations vary but generally govern wastewater or storm water discharges, air emissions and the handling, transportation, treatment, storage and disposal of hazardous and non-hazardous waste. These laws and regulations provide governmental authorities with strict powers of enforcement which include the ability to revoke or decline to renew any of our operating permits, obtain injunctions and impose fines or penalties in the event of violations including criminal penalties. The United States Environmental Protection Agency (“EPA”) and various other federal, state and local authorities administer these regulations.

We strive to conduct our operations in compliance with applicable laws, regulations and permits. However, we cannot assure you that citations and notices will not be issued in the future despite our regulatory compliance efforts. Furthermore, any material regulatory action such as revocation, non-renewal or modification that may require us to cease or limit the sale of products for any extended period of time from one or more of our facilities may have a material adverse effect on our business, financial condition, results of operations and cash flows. The environmental regulatory matters most significant to us are discussed below.

Product Registration and Compliance

Various federal, state and local laws and regulations govern some of our products and require us to register our products and to comply with specified requirements. In the United States we must register our sanitizing and disinfecting products with the EPA. When we register these products, or our supplier registers them in cases where we are sub-registering, we must also submit to the EPA information regarding the chemistry, toxicology and antimicrobial efficacy for the Agency’s review. Data must be identical to the claims stated on the product label. In addition, each state where these products are sold requires registration and payment of a fee.

Numerous United States federal, state, local and foreign laws and regulations relate to the sale of products containing ingredients such as phosphorous, volatile organic compounds or other ingredients that may impact human health and the environment. Under the State of California's Proposition 65 for example, label disclosures are required for certain products containing chemicals listed by California. In addition, California, Maine, Maryland, Massachusetts, Minnesota, Oregon and South Carolina have chemical management initiatives that promote pollution prevention through the research and development of safer chemicals and safer chemical processes. Nine states have enacted environmentally-preferable purchasing programs for cleaning products and in recent years have been considered by several other state legislatures. On October 1, 2013, the California Safer Consumer Products Act went into effect.  Applicable to consumer products that enter the stream of commerce in California, the Act's regulations require manufacturers, retailers and importers to seek safer alternatives to harmful chemicals widely used in products.  Through a variety of initiatives such as the "Design for the Environment" program, the U.S. Government is tracking "green chemistry" initiatives.  Some of our cleaning products are subject to these types of regulations and programs and, as such, we may incur additional stay-in-market expenses associated with conducting analyses of alternatives for chemicals of concern.  To date, we have been able to comply with such legislative requirements and compliance with these laws and regulations has not had a material adverse effect on our business, financial condition, results of operations and cash flows.

Toxic Substances Control Act

The U.S. Congress has been discussing the re-authorization of the Toxic Substances Control Act ("TSCA") and an update of chemicals on the TSCA Inventory (commonly referred to as the "reset" of the TSCA inventory).  The EPA is also more aggressively using TSCA and the TSCA inventory to manage chemicals of concern.  Potential costs are not yet quantifiable, but are not expected to have a material adverse effect on our consolidated results of operations or cash flows in any one reporting period or on our financial position.

Occupational Safety and Health Act

The Occupational Safety and Health Act of 1970, as amended (“OSHA”), establishes certain employer responsibilities including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by OSHA, and various record keeping, disclosure and procedural requirements. Various OSHA standards may apply to our operations including the Hazardous Communications Standards ("HCS" or "Right to Know" and "Community Right to Know") regulations that govern the procedures and information that must be disclosed to the individuals that work in the manufacture of the products and materials Swisher manufactures or distributes and with the hazards that communities may face in the event our facilities were to be hit with disasters such as fires and floods.  As part of the HCS requirements, we are required to provide Material Safety Data Sheets (“MSDS”) to our customers and distributors.

The National Fire Protection Association has aided various state and local governments in the development of a set of safety standards that generally fall under the OSHA Community Right to Know regulations that allow local fire departments to regulate the safety measures needed in a facility in order to prevent the possibilities of fires (i.e., Storage of Flammables) and to protect the safety of the fire fighters in the event they are called in to work at such a facility. In many communities this involves reports and maps that detail where and how various products of different hazards are located and stored within a facility. These reports are generated and then given to local fire authorities to maintain in the event the fire department, local emergency response or hazmat teams are ever needed at the facility.

Globally Harmonized System

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

Pesticide and Biocide Laws

We manufacture and sell certain disinfecting and sanitizing products that kill or reduce microorganisms (bacteria, viruses, fungi) on hard environmental surfaces. Such products are regulated as "pesticides" or "antimicrobial pesticides" under current definitions in the Federal Insecticide, Fungicide, and Rodenticide Act ("FIFRA"), as amended by the Food Quality Protection Act of 1996.  We are required to maintain product registrations with the EPA to meet certain efficacy, toxicity and labeling requirements, and to pay associated registration fees.  Each state in which these types of our products are sold requires registration and payment of a fee, and California and certain other states have adopted regulatory programs.  California also imposes a tax on pesticide sales in their state.  To date the cost of complying with pesticide rules has not had a material adverse effect on our consolidated results of operations, financial condition or cash flows to date; however, the costs and approvals associated with these products continue to increase.

Antimicrobal Product Requirements

U.S. Federal, state, local and foreign jurisdictions have enacted various laws and regulations regulating certain products sold by us for controlling microbial growth on humans.  Generally the U.S. Food and Drug Administration administers requirements for these products.  The FDA has proposed regulations for over-the-counter antiseptic drug products which may impose additional requirements for our antimicrobial hand care products and associated costs when finalized by the FDA.  To date such requirements have not had a material adverse effect on our consolidated results of operations, financial position or cash flows.

Other Environmental Regulation

Our manufacturing facilities are subject to various federal, state and local laws and regulations regarding the discharge, transportation, use, handling, storage and disposal of hazardous substances. These statutes include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act, as well as their analogous state, local and foreign laws. Because we may potentially be a generator of hazardous wastes in the future, we, along with any other person who disposes or arranges for the disposal of our wastes, may be subject to financial exposure for costs associated with the investigation and remediation of contaminated sites. Specifically, we would likely have exposure if we have disposed or arranged for the disposal of hazardous wastes at sites that become contaminated even if we fully complied with applicable environmental laws at the time of disposal. We currently are unaware of any past action which may lead to any liability, but, in the event we do ultimately have liability at some point in the future for past or future actions, the costs of compliance and remediation could likely have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Employees

As of December 31, 2014, we had approximately 1,200 employees. We are not a party to any collective bargaining agreement and have not experienced a work stoppage. We consider our employee relations to be good.

Available Information

This Form 10-K and our quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the Investors section of our Internet website (http://www.swsh.com) under the heading “Investors,” “Financial Information,” and “SEC Filings” as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). Our SEC filings are also available for reading and copying at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition the SEC maintains an Internet site (http://www.sec.gov).  Information on our website does not constitute part of this annual report on Form 10-K or any other report we file or furnish with the SEC.

Executive Officers of the Registrant

Our current executive officers and additional information concerning them are as follows:

Name	Position	Age

William M. Pierce	Director, President and Chief Executive Officer	63
William T. Nanovsky	Senior Vice President and Chief Financial Officer	66
Blake Thompson	Senior Vice President and Chief Operating Officer	60

William M. Pierce

Director, President and Chief Executive Officer

Mr. Pierce has served as President and Chief Executive Officer of Swisher Hygiene since September 10, 2013.  He has also served as a director of Swisher since June 2013.  Mr. Pierce has held the position of Senior Vice President of Huizenga Holdings, Inc. since 1990, where he has also served as chief operating officer, chief financial officer and as an officer and director of numerous private and public portfolio companies. Mr. Pierce’s positions have included President of Frederica Hospitality Group, LLC, five years as Chief Financial Officer and Executive Vice President of Dolphins Enterprises where he was responsible for all non-football business operations of the Miami Dolphins and Sun Life Stadium, and Chief Operating Officer of two route-based businesses, Sparkle, Inc. and Blue Ribbon Water Company. Previously, Mr. Pierce spent five years as the Senior Vice President and Chief Financial Officer of Boca Resorts Inc., a NYSE-traded company until its sale in 2004, where he was primarily responsible for the day-to-day oversight and the growth of the company as well as raising equity and debt in the public markets.  Prior to Huizenga Holdings, Mr. Pierce spent 11 years as a senior operating executive of Sky Chefs, a wholly owned subsidiary of American Airlines, and seven years in senior management positions in the food and beverage industry.  All of Mr. Pierce’s day to day professional efforts and focus are concentrated on Swisher; however, he remains a Senior Vice President of Huizenga Holdings.

Mr. Pierce is an experienced officer and director of public and private companies with the skills necessary to serve as a director. As an executive officer and director, Mr. Pierce has developed knowledge and experience of financial, operational and managerial matters. He has helped guide numerous public and private companies from early stage development to significant operating entities.

William T. Nanovsky

Senior Vice President and Chief Financial Officer

Mr. Nanovsky has served as Senior Vice President and Chief Financial Officer of Swisher Hygiene since February 18, 2013 and previously served as Interim Senior Vice President and Chief Financial Officer of Swisher Hygiene from September 24, 2012 to February 18, 2013. Mr. Nanovsky has over 30 years of experience as a financial executive in environments ranging from emerging growth entities to public companies with annual revenue of more than $20 billion. Since September 2011, he has been a founding Partner of The SCA Group, LLC ("SCA"), which provides C-level services including regulatory solutions, restructuring and interim management to their clients. Before SCA, from May 1998 to September 2011, Mr. Nanovsky was a Partner of Tatum, LLC and served on Tatum's Board of Managers from 2003 through 2007. At Tatum he served as Chief Financial Officer of Specialty Foods Group, Inc., an international manufacturer and marketer of premium-branded, private-label and food service processed meat products. While at Tatum Mr. Nanovsky also served as Chief Accounting Officer of a $3 billion publicly-traded provider of wireless telephone service to 5.5 million customers through 189 majority-owned subsidiaries. Additionally while at Tatum, Mr. Nanovsky served at AutoNation, Inc., a $20 billion automotive retailer, developing the integration and reporting processes for more than 370 franchises preparing for SOX compliance. Prior to Tatum, Mr. Nanovsky served as Chief Financial Officer, Senior Vice President and member of the Board of Directors of Seneca Foods Corporation, a Fortune 500 international food processor and distributor. All of Mr. Nanovsky's professional effort and focus are concentrated on Swisher; however, he remains a Partner of SCA.

Blake W. Thompson

Senior Vice President and Chief Operating Officer

Mr. Thompson has served as Senior Vice President and Chief Operating Officer of Swisher Hygiene since August 2013 and previously served as Senior Vice President – Supply Chain and Manufacturing from June 2012 until August 2013.  Mr. Thompson has over 30 years of supply chain and operations leadership experience.  Before joining Swisher he served as Senior Vice President of Supply Chain from 2006 to 2011 for Snyder’s-Lance, Inc., a manufacturer and distributor of branded and private brand snack products throughout North America, where he restructured the company’s supply chain and grew the contract manufacturing business while improving contribution margins.  Prior to Snyder’s-Lance, Mr. Thompson was Senior Vice President of Supply Chain from 2004 to 2005 at Tasty Baking Co., a regional snack cake company, where he helped rebuild the entire supply chain and optimized the company’s systems and operations.  Previously, Mr. Thompson spent 23 years at Frito-Lay, Inc., where he held a variety of management positions.

ITEM 1A.          RISK FACTORS.

 Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this 2014 Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should note that forward-looking statements in this document speak only as of the date of this 2014 Form 10-K and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include the following:

We have a history of significant operating losses and as such our future revenue and operating profitability are uncertain.

Our future revenue and operating profitability are difficult to predict and are uncertain.  We have recorded significant losses from continuing operations for the years ended December 31, 2014, 2013, and 2012, respectively.  We may continue to incur operating losses for the foreseeable future, and such losses may be substantial. We will need to increase revenue in order to generate sustainable operating profit and continue to make improvements on our expense controls. Given our history of operating losses, we cannot assure you that we will be able to achieve or maintain operating profitability on an annual or quarterly basis, or at all.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt as to our ability to continue as a going concern.

Although our consolidated financial statements have been prepared assuming we will continue as a going concern, our independent registered public accounting firm, in its report accompanying our consolidated financial statements as of and for the year ended December 31, 2014, expressed substantial doubt as to our ability to continue as a going concern as of December 31, 2014. The inclusion of a going concern explanatory paragraph may make it more difficult for us to execute our current operating plan, maintain and or secure additional financing or enter into strategic relationships on terms acceptable to us, if at all, and may materially and adversely affect the terms of any current or future financing that we may obtain.

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

On August 29, 2014, we entered into a $20.0 million credit facility (the “Credit Facility).  Borrowings under the Credit Facility are secured by a first priority lien on certain of the Company’s and its subsidiaries’ assets.  The Credit Facility contains certain customary representations and warranties, and certain customary covenants on the Company’s ability to, among other things, incur additional indebtedness, create liens or other encumbrances, sell or otherwise dispose of assets, and merge or consolidate with other entities or enter into a change of control transaction. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including matters which are beyond our control. Additionally, the Credit Facility contains various events of default.  If we are unable to borrow under the Credit Facility, we may be unable to meet our business obligations, which could have a material adverse effect on our business, financial condition and results of operations.

We have identified material weaknesses in our internal control over financial reporting and we may be unable to develop, implement and maintain appropriate controls in future periods. If the material weaknesses are not remediated, then they could result in material misstatements to the financial statements.

We have identified material weaknesses in our internal control over financial reporting and, as a result of such weaknesses, our management, with the participation of our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2014 and December 31, 2013.  These material weaknesses were originally identified in connection with our assessment of the effectiveness of internal control over financial reporting as of December 31, 2013, and were determined not to have been remediated as of December 31, 2014. Until remediated, these material weaknesses could result in material misstatements to our interim or annual consolidated financial statements and disclosures that may not be prevented or detected on a timely basis. In addition, we may be unable to meet our reporting obligations or comply with SEC rules and regulations, which could result in delisting actions by The Nasdaq Stock Market ("Nasdaq") and investigation and sanctions by regulatory authorities. Any of these results could adversely affect our business and the trading price of our common stock.

Failure to retain our current customers and renew existing customer contracts could adversely affect our business.

Our success depends in part on our ability to retain current customers and renew existing customer service agreements. Our ability to retain current customers depends on a variety of factors, including the quality, price, and responsiveness of the services we offer, as well as our ability to market these services effectively and differentiate our offerings from those of our competitors. We cannot assure you that we will be able to renew existing customer contracts at the same or higher rates or that our current customers will not turn to competitors, cease operations, elect to bring the services we provide in-house, or terminate existing service agreements. The failure to renew existing service agreements or the loss of a significant number of existing service agreements could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

We market and sell our products and services through independent third-party distributor partners.  In recent years, we have expanded our distributor program, which provides us with additional opportunities for organic growth. Our distributor program is targeted toward regional and local foodservice distributors that are seeking not only to increase the revenue and margin they can drive by increasing the number of products they deliver to each customer. In effect, by us partnering to be the chemical sales and service arm for the distributor, we help to generate demand for our rental equipment and our consumable products.  The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have an adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor's initiative, or a disruption in the operations of one or more of our distributors, may adversely affect our business.

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

We have recognized significant impairment charges in 2014 and prior years, and may recognize additional impairment charges in the future which could adversely affect our results of operations and financial condition.

We assess our intangible assets and long-lived assets for impairment when required by generally accepted accounting principles in the United States of America (“GAAP”). These accounting principles require that we record an impairment charge if circumstances indicate that the asset carrying values exceed their fair values. Our assessment of intangible assets and long-lived assets could indicate that an impairment of the carrying value of such assets may have occurred that could result in a significant, non-cash write-down of such assets, which could have a material adverse effect on our results of operations.

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

The amount of risk we bear and our profit potential will vary depending on the type of service agreements under which products and services are provided. We may be unable to fully recover costs on service agreements that limit our ability to increase prices, particularly on multi-year service agreements. In addition, we may provide services under multi-year service agreements that guarantee maximum costs for the customer based on specific criteria, for example, cost per diner, cost per occupied room, or cost per passenger day, putting us at risk if we do not effectively manage customer consumption. Our ability to manage our business under the constraints of these service agreements may have a material adverse effect on our business, financial condition, results of operations, and cash flows.

If we are required to change the pricing models for our products or services to compete successfully, our margins and operating results may be adversely affected.

The markets in which we operate in are highly competitive. We compete with national, regional, and local providers, some of whom have greater financial and marketing resources than us, and may be perceived to have better brand name recognition, price, product quality, and customer service.  Some of our competitors may bundle products and services that compete with our products and services for promotional purposes as a long-term pricing strategy or may provide guarantees of prices and product implementations. Also, competitors may develop new or enhanced products and services more successfully and sell existing or new products and services better than we do. In addition, new competitors may emerge. These practices could, over time, limit the prices that we can charge for our products and services. If we cannot offset price reductions or other pricing strategies with a corresponding increase in sales or decrease in spending, then the reduced revenue resulting from lower prices would adversely affect our margins, operating costs, and profitability.

The consolidation of customers may adversely affect our business, consolidated financial condition or results of operations.

Customers in the foodservice, hospitality, retail and healthcare industries have been consolidating in recent years, and we believe this trend may continue. Such consolidation could have an adverse impact on the pricing of our products and services and our ability to retain customers, which could in turn adversely affect our business, consolidated financial condition or results of operations.

We may fail to maintain our listing on The Nasdaq Stock Market.

Our common stock is listed for trading on The Nasdaq Stock Market (“Nasdaq”) under the trading symbol “SWSH.”  For our common stock to continue to be listed on Nasdaq, we must meet Nasdaq’s continued listing standards.  A failure to meet these standards could result in our common stock being delisted, which could adversely affect the market liquidity of our common stock, impair the value of your investment, and harm our business.  We can provide no assurance that we will continue to satisfy Nasdaq’s continued listing standards and maintain our listing on Nasdaq.

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

The price of fuel is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by the Organization of the Petroleum Exporting Countries (“OPEC”) and other oil and gas producers, war and unrest in oil producing countries, regional production patterns, limits on refining capacities, natural disasters and environmental concerns. In recent years, fuel prices have fluctuated widely. An increase in fuel prices raises the costs of operating vehicles and equipment. We cannot predict the extent to which we may experience future increases in fuel costs or whether we will be able to pass these increased costs through to our customers. A fuel shortage, higher transportation costs or the curtailment of scheduled service could adversely impact our profitability. If we experience delays in the delivery of products to our customers, or if the services or products are not provided to the customers at all, relationships with our customers could be adversely impacted, which could have a material adverse effect on our business and prospects. As a result, future increases in fuel costs or fuel shortages could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

We are subject to laws and regulations relating to the protection of the environment and natural resources, and workplace health and safety. These include, among other things, reporting on chemical inventories and risk management plans, and the management of hazardous substances. Violations of existing laws and enactment of future legislation and regulations could result in substantial penalties, temporary or permanent facility closures, and legal consequences. Moreover, the nature of our existing and historical operations exposes us to the risk of liability to third parties. The potential costs relating to environmental, solid waste, and product registration laws and regulations are uncertain due to factors such as the unknown magnitude and type of possible contamination and clean-up costs, the complexity and evolving nature of laws and regulations, and the timing and expense of compliance. Changes to current laws, regulations or policies could impose new restrictions, costs, or prohibitions on our current practices which could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

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

Prior acquisitions involve a number of risks and could have an adverse effect on our results of operations.

The success of any acquisition depends on management’s ability following the transaction to consolidate operations and integrate departments, systems and procedures, and thereby create business efficiencies, economies of scale, and related cost savings.  As a result, prior acquisitions involve various risks, such as uncertainties in assessing the value, strengths, weaknesses, liabilities, including undisclosed liabilities, and potential profitability of acquired companies. There is a risk of potential losses of key employees and customers of an acquired business and of an inability to achieve identified operating and financial synergies anticipated to result from an acquisition. Any one or more of these factors could cause us not to realize the benefits anticipated to result from the acquisitions or have a negative impact on the fair value of the acquired companies.  Accordingly, intangible assets recorded as a result of acquisitions could become impaired. Additionally, previously undisclosed liabilities could be identified and have a material adverse impact on our results of operations and cash flows.

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

As of March 25, 2015, Messrs. Huizenga and Berrard own approximately 28% of our common stock.  As a result, these stockholders may be in a position to exert significant influence over any corporate action requiring stockholder approval, including the election of directors, determination of significant corporate actions, amendments to Swisher’s certificate of incorporation and by-laws, and the approval of any business transaction, such as mergers or takeover attempts, in a manner that could conflict with the interests of other stockholders.  Although there are no agreements or understandings between the former Swisher International stockholders as to voting, if they voted in concert, they could exert significant influence over Swisher Hygiene.

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

We operate five chemical manufacturing plants in leased facilities in Oregon, Arizona, Illinois, Florida and New York.  We lease our current corporate headquarters facility in Charlotte, North Carolina, pursuant to a lease expiring in February 2017. As of December 31, 2014, we also lease numerous other facilities located in the United States and Canada where we operate our business.  We believe that our facilities are sufficient for our current needs and are in good condition in all material respects.

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

Securities Litigation

Between March 30, 2012 and May 24, 2012, six stockholder lawsuits were filed in federal courts in North Carolina and New York asserting claims relating to the Company's March 28, 2012 announcement regarding the Company's Board’s conclusion that the Company's previously issued interim financial statements for the quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011, and the other financial information in the Company's quarterly reports on Form 10-Q for the periods then ended, should no longer be relied upon and that an internal review by the Company's Audit Committee primarily relating to possible adjustments to the Company's financial statements was ongoing.

On March 30, 2012, a purported Company stockholder commenced a putative securities class action on behalf of purchasers of the Company's common stock in the U.S. District Court for the Southern District of New York against the Company, the former President and Chief Executive Officer ("former CEO"), and the former Vice President and Chief Financial Officer ("former CFO"). The plaintiff asserted claims alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") based on alleged false and misleading disclosures in the Company's public filings. In April and May 2012, four more putative securities class actions were filed by purported Company stockholders in the U.S. District Court for the Western District of North Carolina against the same set of defendants. The plaintiffs in these cases asserted claims alleging violations of Sections 10(b) and 20(a) of the Exchange Act based on alleged false and misleading disclosures in the Company's public filings. In each of the putative securities class actions, the plaintiffs sought damages for losses suffered by the putative class of investors who purchased the Company’s common stock.

On May 21, 2012, a stockholder derivative action was brought against the Company's former CEO and former CFO and the Company's then directors for alleged breaches of fiduciary duty by another purported Company stockholder in the Southern District of New York. In this derivative action, captioned Arsenault v. Berrard, et al., 1:12-cv-4028, the plaintiff seeks to recover for the Company damages arising out of the then possible restatement of the Company's financial statements.

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

On August 13, 2012, the MDL Panel granted the motion to centralize, transferring the actions filed in the Southern District of New York to the Western District of North Carolina as part of MDL No. 2384, captioned In re Swisher Hygiene, Inc. Securities and Derivative Litigation. In response, on August 21, 2012, the Western District of North Carolina issued an order governing the practice and procedure in the actions transferred to the Western District of North Carolina as well as the actions originally filed there.  On October 18, 2012, the Western District of North Carolina held an Initial Pretrial Conference at which it appointed lead counsel and lead plaintiffs for the securities class actions, and set a schedule for the filing of a consolidated class action complaint and defendants' time to answer or otherwise respond to the consolidated class action complaint. The Western District of North Carolina stayed the Arsenault derivative action, pending the outcome of the securities class actions.

On April 24, 2013, lead plaintiffs filed their first amended consolidated class action complaint (the "Class Action Complaint") asserting similar claims as those previously alleged as well as additional allegations stemming from the Company's restated financial statements. The Class Action Complaint also named the Company's former Senior Vice President and Treasurer as an additional defendant who was later dismissed from the case. On June 24, 2013, defendants moved to dismiss the Class Action Complaint.  Briefing on the motions to dismiss was completed on August 9, 2013.

Although the Company believed it had meritorious defenses to the asserted claims in the securities class actions in the United States, the defendants and plaintiffs agreed to the terms of a settlement and on February 5, 2014 executed a settlement agreement that, following approval by the Western District of North Carolina, would resolve all claims in the securities class actions pending there (the "Settlement").  The Settlement provided that the defendants would make a set cash payment totaling $5,500,000, all from insurance proceeds, to settle all of the securities class actions, and full and complete releases would be provided to defendants.  On March 11, 2014, the Western District of North Carolina issued a preliminary order approving the Settlement, and scheduled a hearing for August 6, 2014.  That same day, the Western District of North Carolina also issued an order terminating defendants’ pending motions to dismiss the Class Action Complaint as moot in light of the Settlement.  On August 6, 2014, following a hearing, the Western District of North Carolina approved the Settlement, and issued an Order and Final Judgment that, among other things, dismissed the securities class actions pending in the United States with prejudice and provided for full and complete releases to defendants. The Arsenault derivative action is still pending.

On June 11, 2013, an individual action was filed in the U.S. District Court for the Southern District of Florida captioned Miller, et al. v. Swisher Hygiene, Inc., et al., No. 0:13-CV-61292-JAL, against the Company, its former CEO and former CFO, and a former Company director, bringing state and federal claims founded on the allegations that in deciding to sell their company to the Company, plaintiffs relied on defendants' statements about such things as the Company's accounting and internal controls, which, in light of the Company’s restatement of its financial statements, were false. On July 17, 2013, the Company notified the MDL Panel of this action, and requested that it be transferred and centralized in the Western District of North Carolina with the other actions pending there. On July 23, 2013, the MDL Panel issued a Conditional Transfer Order (the "Miller CTO"), conditionally transferring the case to the Western District of North Carolina. On July 29, 2013, plaintiffs notified the MDL Panel that they would seek to vacate the Miller CTO. In light of the proceedings in the MDL Panel, defendants requested that the Southern District of Florida stay all proceedings pending the MDL Panel's ruling. On August 6, 2013, the Southern District of Florida issued a stay of all proceedings pending a ruling by the MDL Panel.  On October 2, 2013, following a briefing on the issue of whether the Miller CTO should be vacated, the MDL Panel issued an order transferring the action to the Western District of North Carolina.    The Company and the individual defendants filed motions to dismiss the complaint on March 20, 2014.  Briefing on the motions to dismiss was completed on May 12, 2014.  On June 2, 2014, plaintiffs filed a motion with the Western District of North Carolina seeking a suggestion for remand from that Court to the MDL Panel. Briefing on that motion was completed on June 26, 2014. Oral argument on the motions to dismiss and motion for suggestion for remand were heard on July 22, 2014.   On August 5, 2014, the Western District of North Carolina denied plaintiffs' motion for suggestion for remand.  On October 22, 2014, the Company filed a notice of supplemental authority in support of its motion to dismiss the complaint in this action.  On November 4, 2014, plaintiffs filed a response to the notice of supplemental authority.

On July 11, 2013, a purported stockholder filed a derivative action on behalf of the Company in the General Court of Justice, Superior Court Division in the State of North Carolina, Mecklenburg County, captioned Borthwick v. Berrard, et. al., No. 13-CVS-12397. The action asserted claims against the Company as a nominal defendant, its former CEO and former CFO, and certain former and current Company directors for breaches of fiduciary duties, gross mismanagement, abuse of control, waste of corporate assets, and aiding and abetting thereof in connection with the Company's restatement of its financial statements. Among other things, the action sought damages on behalf of the Company and an order directing the Company to implement corporate governance reforms. On August 7, 2013, the Company filed a notice to remove the action from the General Court of Justice, Superior Court Division in the State of North Carolina, Mecklenburg County to the Western District of North Carolina. On August 30, 2013, the Company moved to consolidate this action with the actions previously consolidated before the Western District of North Carolina, and to stay the action. On September 25, 2013, the Western District of North Carolina granted the Company's motion to consolidate and stay the action.  On October 23, 2014, following its approval of the settlement of the securities class actions, the Western District of North Carolina set a briefing schedule whereby the Company, as nominal defendant, filed a motion to dismiss the derivative action on November 4, 2014.  Pursuant to the schedule, the remaining defendants did not need to file any motions to dismiss until after the Court ruled on the Company's motion.  On December 10, 2014, the parties filed a Stipulation and Proposed Order for the dismissal of the complaint filed in this action with prejudice.  On December 11, 2014, the Western District of North Carolina issued an order dismissing the Borthwick action with prejudice.

                On December 17, 2013, a purported stockholder commenced a putative securities class action on behalf of purchasers of the Company's common stock on the Toronto Stock Exchange or any other Canadian trading platforms in the Ontario Superior Court of Justice, captioned Edwards v. Swisher Hygiene, Inc., et al., CV 13-20282 CP, against the Company, the former CEO and former CFO.  The action alleges claims under Canadian law for alleged misrepresentations of the Company's financial position relating to its business acquisitions.  On February 13, 2014, a Fresh Statement of Claim and Fresh Notice of Action were filed, adding an additional named plaintiff.  On March 28, 2014, another purported stockholder commenced a putative securities class action on behalf of purchasers of the Company's common stock on the Toronto Stock Exchange or any other Canadian trading platforms in the Ontario Superior Court of Justice, captioned Phillips v. Swisher Hygiene, Inc., et al., CV 14-00501096-0000, against the Company, the former CEO, the former CFO and the Company's former Senior Vice President and Treasurer. The action alleges claims under Canadian law stemming from the Company's restatement.

Although the Company believed it had meritorious defenses to the asserted claims in the two securities class actions pending in Canada, the defendants agreed to terms of settlement and executed a settlement agreement resolving all claims in both securities class actions pending there, which was approved by the Ontario Superior Court of Justice by Order dated February 13, 2015 (the "Canadian Settlement").  The Canadian Settlement provides that defendants will make a set cash payment totaling $0.7 million, including legal fees, all from insurance proceeds, to settle all of the Canadian securities class actions, with full and complete releases provided to the defendants.  Notice has been given of the Canadian Settlement.

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

Market for Registrant’s Common Equity

Our common stock is listed for trading on NASDAQ under the trading symbol “SWSH.” Our common stock commenced trading on NASDAQ on February 2, 2011.  Our common stock was previously listed on the Toronto Stock Exchange (“TSX”) until April 30, 2014 when we voluntarily delisted our common stock.  On June 3, 2014, a one-for-ten reverse split of the Company's issued and outstanding common stock, $0.001 par value per share, became effective ("Reverse Stock Split").  Trading of the common stock on a post-Reverse Stock Split adjusted basis began at the open of business on the morning of June 3, 2014. All historic share and per share information, including earnings per share, in this 2014 Form 10-K have been retroactively adjusted to reflect the Reverse Stock Split. The following table sets out the reported low and high sale prices on NASDAQ for the periods indicated as reported by the exchange:

NASDAQ
Low/High Prices
Fiscal Quarter	2014	2013
First	$4.50 – 6.70	$11.40 – 18.80
Second	$2.98 – 5.10	$7.50 – 14.60
Third	$2.77 – 4.73	$5.80 – 11.40
Fourth	$1.58 – 4.20	$3.80 – 7.60

Stock Performance Chart

The chart and table below compare the cumulative total stockholder return on our common stock from January 10, 2011, the date we became a U.S. reporting company, through December 31, 2014 with the performance of: (i) the Standard and Poor's ("S&P") SmallCap 600 Index and (ii) a self-constructed peer group consisting of other public companies in similar lines of business as of December 31, 2014.  The peer group consists of Cintas Corp, Ecolab, Inc., G&K Services Inc., Unifirst Corp., and ZEP Inc.

The comparisons reflected in the graph and tables are not intended to forecast the future performance of our common stock and may not be indicative of future performance. The graph and table assume that $100 was invested on January 10, 2011 in each of our common stock, the S&P SmallCap 600 Index, the peer group and that dividends were reinvested.

INDEXED RETURNS
Quarter Ending

	Base
	Period
Company / Index	01/10/11	2/02/11	3/31/11	6/30/11	9/30/11	12/31/11	3/31/12	6/30/12	9/30/12	12/31/12
Swisher Hygiene, Inc.	100	114.55	109.13	99.98	71.92	66.42	43.69	44.66	24.68	31.08
S&P SmallCap 600 Index	100	101.46	107.41	107.24	85.97	100.73	112.81	108.77	114.64	117.18
Peer Group	100	101.47	104.15	114.43	98.18	117.72	127.58	138.07	135.10	147.00

Company / Index			3/31/13	6/30/13	9/30/13	12/31/13	3/31/14	6/30/14	9/30/14	12/31/14
Swisher Hygiene, Inc.			22.55	15.27	10.77	9.13	7.99	7.64	5.40	3.32
S&P SmallCap 600 Index			131.02	136.15	150.76	165.59	167.46	170.92	159.42	175.12
Peer Group			164.65	173.99	201.25	216.60	222.93	230.45	239.98	234.09

The return from January 10, 2011 to February 1, 2011 reflects trades on the TSX in Canadian dollars, converted to U.S. Dollars. The return from February 2, 2011 to December 31, 2014 reflects trades on NASDAQ, which became our primary trading market on February 2, 2011, in U.S. dollars.

As of March 25, 2015, there were 17,617,379 shares of our common stock issued and outstanding.  As of March 25, 2015, we had 883 registered stockholders of record.

We have not paid any cash dividends on our common stock and do not plan to pay any cash dividends in the foreseeable future. Our Board of Directors will determine our future dividend policy on the basis of many factors including results of operations, capital requirements, general business conditions, and restrictions in our Credit Facility.  Our Credit Facility restricts the payment of dividends on our Common Stock.

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with our audited Consolidated Financial Statements and Notes to Consolidated Financial Statements beginning on page F-1.

	For the Year Ended December 31,
	2014 (2)	2013 (2)	2012 (1)	2011 (1)	2010
Selected Income Statement Data:

Revenue	$193,757	$213,688	$230,521	$160,617	$63,652

Loss from continuing operations	$(45,234)	$(152,472)	$(58,929)	$(34,574)	$(15,113)

Net loss from continuing operations	$(46,808)	$(150,532)	$(80,775)	$(24,723)	$(17,570)

Loss per share, continuing operations:

Basic and diluted	$(2.64)	$(8.55)	$(4.62)	$(1.55)	$(2.62)

Selected Balance Sheet Data:

Total Assets	$113,198	$161,717	$327,685	$478,404	$106,234

Swisher Hygiene Inc. Stockholders' equity	$81,290	$127,186	$277,121	$343,834	$45,917

Long-term debt and obligations	$1,185	$2,003	$5,284	$47,267	$44,408
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

(2)   During 2014 and 2013, the Company recorded a non-cash goodwill impairment charge of $5.8 million and $93.2 million, respectively.  Refer to Note 5, “Goodwill and Other Intangible Assets,” for additional information related to this impairment charge.  Additionally, during 2014 and 2013, the Company recorded $3.0 million and $6.4 million, respectively, in impairment related to its assets held for sale and the adjustment of these assets balances to the lower of net book value or estimated fair value.

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

Business Overview and Outlook

We currently operate in one business segment, Hygiene, which encompasses providing essential hygiene and sanitizing solutions to customers in a wide range of end-markets including foodservice, hospitality, retail and the healthcare industries.  Certain of our products are registered with the Environmental Protection Agency and follow the Center for Disease Control guidelines for disinfection of surface areas such as children’s playgrounds, hospitals, and assisted living environments.  We sell consumable products such as detergents, cleaning chemicals, soap, paper, water filters and supplies, together with the rental and servicing of dish machines and other equipment for the dispensing of those products as well as additional services such as the cleaning of restrooms and other facilities.  We continue to see the positive impact of cost efficiencies, integration, capital resource management and planning, plant consolidations and route optimization efforts; however, we believe we still need to increase revenue in order to maximize our profitability. We are committed to our philosophy of Service, People and Profitability and to Selling Through Service.  To that end, we have commenced a realignment of our field service and sales teams to better serve our customers since we believe this will ultimately drive increased revenues through improved customer retention and the ability to leverage our current customer base.  See “Prior Period Reclassification” below for a description of our realignment.

Assets Held For Sale

During 2013, the Company commenced an active program to sell certain non-core assets and routes related to its linen and dust operations.  Additionally, in 2014 the Company ceased operations at a linen processing plant and in 2013 a chemical manufacturing plant was closed in connection with the Company’s plant consolidation efforts.  In accordance with ASC 360, Property, Plant and Equipment, these assets were classified as assets held for sale in the Consolidated Balance Sheet and the asset balances were adjusted to the lower of historical carrying amounts or fair values.

During 2014, the Company updated its estimates of the fair value of certain linen routes and operations to reflect various events that occurred during the year.  The cumulative impairment loss for the twelve months ended December 31, 2014 was $3.0 million, of which $1.9 million was attributable to a reduction in the estimate of net sales proceeds for a linen processing operation.  The factors driving the $1.9 million reduction were the cancellation notifications received during April and May 2014 from three major customers resulting in a significant loss of forecasted revenue; and the operation’s 2014 year-to-date loss which was in excess of the Company’s estimates. The asset fair value of this linen processing operation was written down to zero in the second quarter of 2014 and was closed during the fourth quarter of 2014.

The Company recorded impairment charges for the twelve months ended December 31, 2013 of $6.4 million.  Included in this charge is $3.1 million that was recorded during the fourth quarter of 2013 as follows:  $2.0 million related to the Board of Director’s approval, on November 8, 2013, of additional assets to be disposed of and the resultant adjustment of these assets from net carrying value to fair; $1.1 million impairment adjustments to existing assets held for sale to reflect reductions in the estimated fair value as a result of events that occurred during the fourth quarter which indicated that the estimated net selling prices will be less than anticipated at the end of the third quarter.

The Company completed several sales transactions during the twelve months ended December 31, 2014, which resulted in the net receipt of $1.6 million in cash and the remainder in receivables.  A loss on these sales of $0.9 million was incurred and included a write-off of $0.6 million of the receivable balances.  The receivable balances were primarily for contingent sales proceeds that were based on post-closing revenues of previously sold routes which were lower than estimated.  The total loss of $0.8 million for the twelve months ended December 31, 2014, is included in “Other expense, net” in the condensed consolidated statements of operations and comprehensive loss.

The Company completed several sales transactions during the last half of 2013 totaling $6.3 million in net sales proceeds including $0.6 million in receivable balances that were contingent primarily upon 2014 revenues generated by certain of the sold assets during defined post-close periods.  The resulting $0.2 million gain is included in “Other expense, net” in the consolidated statement of operations.

During March 2015, the Board of Directors of the Company approved a board resolution to sell its remaining non-core linen operation. During the first quarter of 2015, in accordance with ASC 360, Property, Plant and Equipment, these assets will be classified as assets held for sale and will be adjusted to the lower historical carrying amount or fair value. See Note 20, “Subsequent Event” in the Notes to Consolidated Financial Statements.

Prior Period Reclassification

In the first quarter of 2014, the Company began implementing a realignment of its field service and sales organization and as a result the primary function of certain job titles has shifted from primarily a sales, to a service focus.  The additional service activities involve more frequent field visits to perform preventative maintenance, repairs, evaluation of product and service solutions and required inventory levels.  This realignment of the field service and sales organization was implemented in stages during 2014.  Payroll expense related to these job titles was historically classified within “Selling, general and administrative expenses” in the Condensed Consolidated Statement of Operations and Comprehensive Loss, based on the primary job focuses of sales and administration.  Based on the changes in the job functions, the related payroll expense is classified within “Route expense”, which the Company defines as the employee costs incurred to provide service and deliver products to customers.  To facilitate comparability between the periods presented in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the twelve months ended December 31, 2013 certain selling, general and administrative expenses have been reclassified to route expense to conform to the current period’s presentation which resulted in an $11.9 million increase in route expense and a $11.9 million decrease in selling, general and administrative expense.  The reclassification for the twelve months ended December 31, 2012 resulted in a $12.5 million increase in route expense and a $12.5 million decrease in selling, general and administrative expense.  There was no impact to loss from continuing operations, net loss or loss per share as a result of the 2013 and 2012 reclassifications.

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

Assets Held for Sale

We record assets held for sale, in accordance with Accounting Standards Codification ("ASC") 360 "Property, Plant, and Equipment," at the lower of carrying value or fair value less cost to sell. Fair value is based on the estimated net proceeds from the sale of the assets which are derived based on a number of factors including standard industry multiples of revenues or operating metrics and the status of ongoing sales negotiations and asset purchase agreements, where available.  Our estimates of fair value are regularly reviewed and subject to changes based on market conditions, changes in the customer base of the operations or routes and our continuing evaluation as to the assets acceptable sale price.  As described in Note 9, “Fair Value Measurements,” in the Notes to the Consolidated Financial Statements, assets held for sale are measured using Level 3 inputs.

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

Determining fair value includes the use of significant estimates and assumptions.  Management utilizes an income approach, specifically the discounted cash flow technique as a means for estimating fair value. This discounted cash flow analysis requires various assumptions including those about future cash flows, customer growth rates and discount rates. Expected cash flows are based on historical customer growth, including attrition, future strategic initiatives and continued long-term growth of the business. The discount rates used for the analysis reflects a weighted average cost of capital based on industry and capital structure adjusted for equity risk and size risk premiums. These estimates can be affected by factors such as customer growth, pricing, and economic conditions that can be difficult to predict. During the second quarter of 2014 and the fourth quarter of 2013, in conjunction with its impairment test, the Company recorded a goodwill impairment charge of $5.8 million and $93.2 million, respectively, as further discussed in Note 5, “Goodwill and Other Intangible Assets," in the notes to the Consolidated Financial Statements.

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

The Company’s sales policies provide for limited rights of return and, during the fiscal years 2014, 2013, and 2012, product returns were insignificant. The Company records estimated reductions to revenue for sales returns and for customer programs and incentive offerings, including pricing arrangements, rebates, promotions and other volume-based incentives at the time the sale is recorded.

Valuation Allowance for Accounts Receivable

We estimate the allowance for doubtful accounts for accounts receivable by considering a number of factors, including overall credit quality of customers, the age of outstanding customer balances, historical write-off experience and specific customer account analysis that projects the ultimate collectability of the outstanding balances. Actual results could differ from these assumptions and the Company periodically evaluates these factors affecting the allowance estimate. Our allowance for doubtful accounts was $1.0 million and $2.0 million as of December 31, 2014 and 2013, respectively.

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

The Company's policy is to evaluate uncertain tax positions under ASC 740-10, Income Taxes.  As of December 31, 2014, 2013 and 2012, the Company has not identified any uncertain tax positions requiring recognition in the consolidated financial statements. The Company includes interest and penalties accrued in the consolidated financial statements as a component of interest expense.  No significant amounts were required to be recorded for the three year period ended December 31, 2014.

Stock Based Compensation

We measure and recognize all stock based compensation at fair value at the date of grant and recognize compensation expense over the service period for awards expected to vest. Determining the fair value of stock based awards at the grant date requires judgment, including estimating the share volatility, the expected term the award will be outstanding, and the amount of the awards that are expected to be forfeited. We utilize the Black-Scholes option pricing model to determine the fair value. See Note 13, “Equity Matters” in the Notes to Consolidated Financial Statements for further information on these assumptions.

Newly Issued Accounting Pronouncements

On April 10, 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this accounting standard raise the threshold for a disposal to qualify as a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This accounting standard update is effective for annual periods beginning on or after December 15, 2014, and related interim periods with early adoption allowed. The Company is currently evaluating the impact of this standard and plans to adopt this standard on the stated effective date in fiscal year 2015.

On May 28, 2014, the FASB issued ASU Update No. 2014-09, Revenue from Contracts with Customers. This accounting standard creates common revenue recognition guidance for U.S. GAAP and IFRS. The guidance also requires improved disclosures to help users of the financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. This accounting standard update is effective for annual reporting periods beginning after December 15, 2016, and related interim periods. Early adoption is not permitted. The Company is currently evaluating the impact of this standard.

In August 2014, the FASB issued ASU Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40)(Topic 718), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  ASU Update No. 2014-15 provides guidance related to management’s responsibility to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and to provide related footnote disclosures.  The new requirements are effective for the annual periods ending after December 15, 2016, and for interim periods and annual periods thereafter.  Early adoption is permitted.  The Company is currently evaluating the impact of this standard and has elected to not adopt the standard early.

RESULTS OF OPERATIONS

The following table provides our results of operations for each of the years ended December 31, 2014, 2013, and 2012, including key financial information relating to our business and operations. This financial information should be read in conjunction with our audited Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8.

	Year ended December 31,
	2014	2013	2012
Revenue
Products	$173,505	$189,480	$202,968
Services	18,877	22,895	26,186
Franchise and other	1,375	1,313	1,367
Total revenue	193,757	213,688	230,521

Costs and expenses
Cost of sales (exclusive of route expenses and related depreciation and amortization)	89,101	95,585	101,914
Route expenses	50,595	54,227	54,988
Selling, general, and administrative	69,269	94,620	110,975
Acquisition and merger expenses	-	-	582
Depreciation and amortization	21,216	22,113	20,991
Impairment related to assets held for sale	2,989	6,422	-
Impairment related to goodwill	5,821	93,194	-
Total costs and expenses	238,991	366,160	289,450
Loss from continuing operations	(45,234)	(152,472)	(58,929)

Other expense, net	(1,663)	(654)	(3,093)
Net loss from continuing operations before income taxes	(46,897)	(153,126)	(62,022)
Income tax benefit (expense)	89	2,594	(18,753)
Net loss from continuing operations	(46,808)	(150,532)	(80,775)

Discontinued operations, net of tax (Note 2)
Net loss from operations through disposal	-	(2,516)	(6,245)
Gain on disposal	-	-	13,844
Net (loss) income from discontinued operations	-	(2,516)	7,599

Net loss	$(46,808)	$(153,048)	$(73,176)

Comparison of the years ended December 31, 2014 to December 31, 2013

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

Total revenue and the revenue derived from each revenue type for the years ended December 31, 2014 and 2013 are as follows:

	2014	%	2013	%
Revenue	(In thousands)
Products	$173,505	89.5%	$189,480	88.7%
Services	18,877	9.8%	22,895	10.7%
Franchise and other	1,375	0.7%	1,313	0.6%
Total revenue	$193,757	100.0%	$213,688	100.0%

Consolidated revenue decreased $19.9 million or 9.3% to $193.8 million for the year ended December 31, 2014 as compared to 2013.  Excluding revenue generated from linen assets sold or closed for the years ended December 31, 2014 and 2013, consolidated revenue decreased 4.4%.  Product revenue decreased $16.0 million primarily due to an $8.6 million decrease related to linen routes and businesses sold.  Product revenue also decreased due to a $2.7 million decrease from the loss of customers at existing and closed linen operations, partially offset by the addition of $1.7 million in revenue previously classified as service revenue. The remaining product revenue decrease is due to lower product purchases by existing customers and customer attrition.  Service revenue declined $4.0 million due to the reclass with product revenue of $1.7 million and the loss of hygiene customers.  Franchise and other revenue remained consistent period over period.

Cost of Sales

Cost of sales consists primarily of the cost of chemical, paper, air freshener and other consumable products sold to, or used in the servicing of, our customers. These costs are exclusive of route expense and related depreciation and amortization. Cost of sales for the year ended December 31, 2014 and 2013 are as follows:

	2014	% (1)	2013	% (1)
Cost of Sales	(In thousands)
Products	$88,287	50.9%	$93,280	49.2%
Services	361	1.9%	1,594	7.0%
Franchise and other	453	32.9%	711	54.2%
Total cost of sales	$89,101	46.0%	$95,585	44.7%
_____________________
(1)	Represents cost as a percentage of the respective revenue line.

            Cost of sales decreased $6.5 million, or 6.8%, to $89.1 million for the year ended December 31, 2014 compared with 2013 primarily due to a decline in sales volume. During 2014, management undertook an inventory of dish machines located at customer locations, which resulted in an adjustment totaling $0.8 million in product cost of sales. Reported in the 2014 cost of sales is a $1.8 million realignment of freight costs that were classified in selling, general and administrative expenses in 2013.  The Company has elected not to reclassify this amount in its prior period Condensed Consolidated Statement of Operations and Comprehensive Loss for comparability purposes since it is considered immaterial.  As a percentage of sales, cost of sales increased from 44.7% to 46.0%.  Excluding the $0.8 million adjustment for dish machines, 2014 total cost of sales as a percentage of sales would have been 45.6% and 2013 total costs of sales as a percentage of revenue would have also been 45.6% including the $1.8 million realignment.

Route Expenses

Route expenses consist primarily of the costs incurred by the Company for the delivery of products and providing services to customers. The details of route expenses for the year ended December 31, 2014 and 2013 are as follows:

	2014	% (1)	2013	% (1)
Route Expenses	(In thousands)
Compensation	$39,147	20.3%	$41,220	19.4%
Vehicle and other expenses	11,448	6.0%	13,007	6.1%
Total route expenses	$50,595	26.3%	$54,227	25.5%
_____________________
(1)	Represents cost as a percentage of total non-franchise revenue.

Route expenses decreased $3.6 million, or 6.7%, to $50.6 million for the year ended December 31, 2014 compared to 2013.  The primary components of this change were decreases in compensation of $2.1 million and decreases in vehicle and other expenses of $1.6 million.  Route expenses as a percentage of total revenue was 26.3% and 25.5% for the years ended December 31, 2014 and 2013, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of the costs incurred for:

●	Local office and field management support costs that are related to field operations. These costs include compensation, occupancy expense and other general and administrative expenses.

●	Selling expenses, which include compensation and commissions for local sales representatives and corporate account representatives.

●	Corporate office expenses which include executive management, information technology, marketing, human resources, accounting, purchasing and other support costs.

 The details of selling, general and administrative expenses for the years ended December 31, 2014 and 2013 are as follows:

	2014	% (1)	2013	% (1)
Selling, General & Administrative Expenses	(In thousands)
Compensation	$38,984	20.1%	$48,823	22.8%
Occupancy	7,658	4.0%	9,935	4.6%
Other	22,627	11.7%	35,862	16.8%
Total selling, general & administrative expenses	$69,269	35.8%	$94,620	44.3%
_____________________
(1)	Represents cost as a percentage of total revenue.

            Selling, general, and administrative expenses decreased $25.4 million or 26.8% to $69.3 million for the year ended December 31, 2014 as compared to 2013. The components of this change were decreases in compensation of $9.8 million, occupancy of $2.3 million and other expenses of $13.2 million.  Compensation expenses decreased $5.0 million due to on-going cost efficiencies, a reduction in stock based compensation of $1.2 million and a $3.6 million reduction resulting from linen businesses which were sold or closed.  Occupancy decreased $1.2 million due to the sale of linen businesses and due to ongoing efforts to reduce facility infrastructure needs.  Other expenses decreased primarily due to a decrease in professional fees of $9.1 million, which includes investigation and review related fees of $4.8 million in the year ended December 31, 2013, a decrease in office equipment of $0.7 million, a decrease in travel expenses of $0.4 million, a decrease related to realigning freight costs in cost of sales of $1.8 million, a reduction in bad debt expenses of $0.7 million, plus additional expense reduction initiatives.

Impairment related to Assets Held for Sale

During 2013, the Company made a decision to sell certain assets including linen operations, routes and customers that were not considered to be core to the Company’s overall hygiene and sanitizing business.  The decrease of $3.4 million in impairment expense to $3.0 million in 2014 from $6.4 million in 2013 relates to adjustments that were required to write-down these asset balances to the lower of net carrying value or fair value.

Depreciation and Amortization

Depreciation and amortization consists of depreciation of property and equipment and the amortization of intangible assets.  Depreciation and amortization for the year ended December 31, 2014 decreased $0.9 million, or 4.1%, to $21.2 million as compared to 2013.

Impairment related to Goodwill

In conjunction with its goodwill impairment test, the Company incurred a non-cash goodwill impairment charge of $5.8 million during 2014 compared to $93.2 million during 2013, See Note 5, “Goodwill and Other Intangible Assets” for further discussion of the impairment.

Other Expense, Net

Other expense, net for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013
	(In thousands)
Interest income	$9	$41
Interest expense	(387)	(485)
Foreign currency	(167)	(5)
Other expense	(1,118)	(205)
Total other (expense) income, net	$(1,663)	$(654)

 The change in other expense is due primarily to a $0.8 million loss on the sale of certain assets held for sale during the year ended December 31, 2014 and a $0.2 million gain during the year ended December 31, 2013.

Income tax benefit (expense)

For the year ended December 31, 2013, there was a deferred tax liability associated with excess book over tax goodwill as it relates to the Company’s Canadian subsidiary.  As goodwill is considered to be an indefinite lived intangible, this associated deferred tax liability is not allowed to be netted with other deferred tax assets in determining the need for a valuation allowance.  Due to the impairment of goodwill for book purposes during 2014, a deferred tax asset now exists related to goodwill for the Canadian subsidiary.  The change from a net deferred tax liability position to a net deferred tax asset position resulted in a tax benefit of approximately $0.1 million.

Comparison of the years ended December 31, 2013 to December 31, 2012

Impact of Acquisitions and Discontinued Operations

During the year ended December 31, 2012, we acquired four independent businesses and the non-controlling interest in one of our subsidiaries and sold the Waste segment.  As discussed in Note 2, “Discontinued Operations and Assets Held for Sale,” in the Notes to the Consolidated Financial Statements, the Company has applied discontinued operations accounting treatment and disclosures for the sale of our Waste segment.   The term "Acquisitions" refers to the four independent businesses and the remaining non-controlling interest of one of our subsidiaries acquired during the year ended December 31, 2012, including the subsequent growth in existing customer revenue existing at the time of acquisition as well as revenue from new customer relationships created by the acquired business.

Revenue

Total revenue and the revenue derived from each revenue type for the years ended December 31, 2013 and 2012 are as follows:

	2013	%	2012	%
Revenue	(In thousands)
Products	$189,480	88.7%	$202,968	88.0%
Services	22,895	10.7%	26,186	11.4%
Franchise and other	1,313	0.6%	1,367	0.6%
Total revenue	$213,688	100.0%	$230,521	100.0%

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

Cost of Sales

Cost of sales for the year ended December 31, 2013 and 2012 are as follows:

	2013	% (1)	2012	% (1)
Cost of Sales	(In thousands)
Products	$93,280	49.2%	$100,089	49.3%
Services	1,594	7.0%	1,496	5.7%
Franchise and other	711	54.2%	329	24.1%
Total cost of sales	$95,585	44.7%	$101,914	44.2%
_____________________
(1)	Represents cost as a percentage of the respective revenue line.

            Consolidated cost of sales decreased $6.3 million, or 6.2%, to $95.6 million for the year ended December 31, 2013 compared with 2012. As a percentage of sales, consolidated cost of sales increased from 44.2% to 44.7%. Due to the increase in product revenue to 88.7% from 88.0% of total sales, and due to product cost of sales having a cost of sales percentage of 4.5% higher than the overall percentage, consolidated cost of sales increased 0.3% or $0.6 million. In addition, the percentage increase in cost of sales is a result of $0.7 million of one-time costs associated with the consolidation of two of the Company’s chemical manufacturing plants into a new Southwest regional manufacturing facility which occurred during the third quarter of 2013.  These costs included 1) $0.4 million incurred to reposition inventory as well as de-install and re-install equipment and provide for severance payments, and 2) payment of a one-time lease termination fee of $0.5 million, of which $0.3 million is reflected in products costs of sales and the remaining $0.2 million is reflected in Selling, General and Administrative Occupancy expenses.  Cost of sales also includes underutilized fixed costs as a result of the drop in volume as well as the Company’s efforts to reduce inventory on hand which affected production levels. The dollar decrease primarily reflects the decline in volume, while the change in the cost of sales as a percent of revenue is attributable to the revenue mix change including increased chemical sales as a percentage of total revenue and the decrease in hygiene sales.

Route Expenses

Route expenses consist primarily of the costs incurred by the Company for the delivery of products and providing services to customers. The details of route expenses for the year ended December 31, 2013 and 2012 are as follows:

	2013	% (1)	2012	% (1)
Route Expenses	(In thousands)
Compensation	$41,220	19.4%	$42,988	18.8%
Vehicle and other expenses	13,007	6.1%	12,000	5.2%
Total route expenses	$54,227	25.5%	$54,988	24.0%
_____________________
(1)	Represents cost as a percentage of total non-franchise revenue.

Consolidated route expenses decreased $0.8 million, or 1.4%, to $54.2 million and 25.5% of related product and service revenue for the year ended December 31, 2013, as compared to 2012.  The components of this change were a decrease in compensation of $1.8 million and an increase in vehicle and other expenses of $1.0 million.  The decrease in compensation expenses is due primarily to route consolidation efficiencies offset by an increase in workers’ compensation insurance.   The increase in vehicle and other expenses of $1.0 million is due to increases in company leased vehicle expenses, vehicle insurance, fuel expenses and repairs, and maintenance.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of the costs incurred for:

●	Local office and field management support costs that are related to field operations. These costs include compensation, occupancy expense and other general and administrative expenses.

●	Selling expenses, which include compensation and commissions for local sales representatives and corporate account representatives.

●	Corporate office expenses which include executive management, information technology, marketing, human resources, accounting, purchasing and other support costs.

●	Investigation and professional fees related to the Audit Committee review, restatement process, and other non-recurring fees related to completing our 2011 and 2012 audits.

The details of selling, general and administrative expenses for the years ended December 31, 2013 and 2012 are as follows:

	2013	%(1)	2012	%(1)
Selling, General & Administrative Expenses	(In thousands)
Compensation	$48,823	22.8%	$50,182	21.8%
Occupancy	9,935	4.6%	10,068	4.4%
Other	35,862	16.8%	50,725	22.0%
Total selling, general & administrative expenses	$94,620	44.3%	$110,975	48.2%
_____________________
(1)	Represents cost as a percentage of total revenue.

 Consolidated selling, general, and administrative expenses decreased $16.4 million or 14.7% to $94.6 million for the year ended December 31, 2013 as compared to 2012. The components of this change were decreases in compensation of $1.4 million, occupancy of $0.1 million and other expenses of $14.9 million.

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

Other selling, general and administrative expenses decreased $14.9 million, or 29.3%, to $35.9 million as compared to 2012.   The decrease is primarily comprised of the decrease in professional fees of $7.6 million, the decrease of $1.5 million for the provision for doubtful accounts, plus additional expense reductions.  The decrease in professional fees primarily relates to a decrease in fees related to investigation, review and other non-routine professional fees.

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

Impairment related to Goodwill

In conjunction with its annual goodwill impairment test, the Company incurred a non-cash goodwill impairment charge of $93.2 million during 2013, See Note 5, “Goodwill and Other Intangible Assets” for further discussion of the impairment.

Other Expense, Net

Other expense, net for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012
Other Expense, Net	(In thousands)
Interest income	$41	$75
Interest expense	(485)	(3,406)
Realized and unrealized gain (loss) on fair value of convertible notes	-	66
Earn-out	-	170
Loss from impairment	-	(507)
Foreign currency	(5)	(15)
Other (expense) income	(205)	524
Total other (expense) income, net	$(654)	$(3,093)

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

CASH FLOWS SUMMARY

 Cash flows from continuing operations for the years ended December 31, 2014, 2013, and 2012 were:

	2014	2013	2012
	(In thousands)
Net cash used in operating activities	$(6,322)	$(29,873)	$(39,244)
Net cash (used in) provided by investing activities	(1,544)	2,016	86,382
Net cash used in financing activities	(4,235)	(7,450)	(49,417)
Net decrease in cash and cash equivalents from continuing operations	$(12,101)	$(35,307)	$(2,279)

Cash flows from discontinued operations for the years ended December 31, 2014, 2013, and 2012 were:

	2014	2013	2012
	(In thousands)
Net cash used in operating activities of discontinued operations	$(2,131)	$(4,647)	$(3,519)
Net cash used in investing activities of discontinued operations	-	-	(2,861)
Net cash used in financing activities of discontinued operations	-	-	(430)
Net decrease in cash and cash equivalents from discontinued operations	$(2,131)	$(4,647)	$(6,810)

Cash flows used in operating activities from discontinued operations in 2014 consisted of payments made related to legal fees and a settlement payment related to a contractual dispute that the Company accepted responsibility to resolve as a part of the sale of the Waste segment.

Cash flows used in operating activities from discontinued operations in 2013 consisted of payments made related to legal and professional fees, worker’s compensation insurance and accrued expenses the Company accepted responsibility to pay as a part of the sale of the Waste segment.

Cash flows used in operating activities from discontinued operations in 2012 is primarily due to the change in discontinued operations working capital of $4.8 million.  Cash flows used in investing activities of discontinued operations in 2012 consisted of $2.9 million in purchases of property and equipment.  Cash flows used in financing activities of discontinued operations in 2012 consisted of principal payments on debt of $0.4 million.

Operating Activities

            Net cash used in operating activities from continuing operations decreased $23.6 million or 78.8% to $6.3 million for the year ended December 31, 2014 compared with 2013.  The decrease in net cash used is primarily due to a change in working capital of $9.8 million, a $2.9 million decrease in route expenses and a $26.1 million decrease in selling, general administrative expenses, offset by a $13.4 million decrease in gross margin. Working capital was impacted by the $0.8 million adjustment for dish machines sold.

Net cash used in operating activities from continuing operations decreased $9.4 million or 23.9% to $29.9 million for the year ended December 31, 2013 compared with 2012.  The decrease in the net cash used is primarily due to a $1.3 million change in working capital and a decrease in selling general and administrative costs, primarily professional fees related to investigation, review, and other non-routine professional fees.

Investing Activities

Net cash used in investing activities changed by $3.6 million to a $1.5 million use of cash in 2014 compared to a $2.0 million source of cash in 2013.  This change primarily consists of a decrease of $12.6 million in cash proceeds from the sale of discontinued operations and a $4.8 million decrease in cash received from the sale of assets held for sale, offset by a $8.1 million decrease in purchases of property and equipment and a $5.7 million increase from restricted cash.

Net cash provided by investing activities decreased $84.4 million to $2.0 million or 97.7% for the year ended December 31, 2013, compared with net cash used in investing activities of $86.4 million for 2012. This decrease primarily consists of additional cash and receivables related to assets held for sale of $6.3 million, a $2.9 million decrease in cash used in discontinued operations, a decrease in purchases of equipment of $2.0 million, a $4.2 million decrease in cash paid for acquisitions, a change in restricted cash of $5.1 million, offset by a decrease in cash received from the sale of property of $2.7 million and a $99.3 million decrease in cash received on the sale of Choice Environmental Services, Inc. ("Choice").

Financing Activities

Net cash used in financing activities decreased $3.2 million to $4.2 million or 43.2% for the year ended December 31, 2014, compared with net cash used in financing activities of $7.5 million during 2013. This decrease is primarily due to a decrease in principal payments on debt and capital leases of $1.9 million and an increase in proceeds from notes payable of $1.1 million.

Net cash used in financing activities decreased $42.0 million to $7.5 million or 84.9% for the year ended December 31, 2013, compared with net cash provided by financing activities of $49.4 million during 2012. This decrease is primarily due to a decrease in principal payments on debt and capital leases of $15.5 million, a decrease of $25.0 million in payments of lines of credit and a decrease of $2.0 million for payment of a shareholder advance.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern

Our consolidated financial statements were prepared on a going concern basis in accordance with U.S. GAAP.  The going concern basis of presentation assumes that we will continue in operation for the next twelve months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. The Company has suffered recurring losses from operations and has not generated positive cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must do some or all of the following: (i) improve operating results through improved customer retention, profitable organic revenue growth, and continued improvements in cost efficiencies; (ii) sell additional non-core or non-essential assets; (iii) raise additional equity; or (iv) obtain additional financing through debt.  There can be no assurance that we will be able to improve operating results or obtain additional funds by selling additional non-core or non-essential assets, raising additional equity or obtaining additional financing when needed or that such funds, if available, will be obtainable on terms satisfactory to us.

If we are not able to improve operating results or obtain additional funds by selling additional non-core or non-essential assets, raising additional equity or obtaining additional financing, material adverse events may occur including, but not limited to: 1) a reduction in the nature and scope of our operations, 2) our inability to fully implement our current business plan and 3) defaults under the Credit Facility. There can be no assurances that we will be able to successfully improve our liquidity position. Our consolidated financial statements do not reflect any adjustments that might result from the adverse outcome relating to this uncertainty.

Cash Requirements

As a result of the activities discussed above, our cash and cash equivalents decreased by $14.2 million to $7.2 million at December 31, 2014 compared to $21.5 million at December 31, 2013. Our cash requirements for the next twelve months consist primarily of: (i) capital expenditures associated with dispensing equipment, dish machines and other items in service at customer locations, equipment, vehicles, software; (ii) working capital; and (iii) payment of principal and interest on borrowings under our convertible promissory notes, acquisition notes payable and capital lease obligations and other financing.  We expect that through capital resource management and the use of additional customer equipment programs, our annual capital expenditures in 2015 will be less than 2014 capital expenditures of $7.8 million.

We expect that our cash on hand, the cash flow provided by operating activities along with availability under the Credit Facility, and the cash flow from investing activities, including the sale of assets held for sale, will be sufficient to execute our business plan for the next twelve months, however we believe it is contingent upon improved customer retention, profitable organic revenue growth and continued improvement in cost efficiencies in 2015 (see Note 20, "Subsequent Event" in the Notes to the consolidated financial statements for information on assets held for sale). Failure to execute our plan successfully or unforecasted shortfalls in available cash may require us to alter our plan, sell other non-core or non-essential assets, or raise additional equity which could be dilutive to existing shareholders or obtain additional financing through debt. There can be no assurance that such equity and debt may be available and would be likely subject to prevailing market conditions and the company's performance.

Long term contractual obligations at December 31, 2014 are as follows:
	Total	Less Than 1 Year	1-2 Years	3-4 Years	5 or More Years
	( In thousands )
Long-term debt and obligations	$2,887	$1,809	$695	$383	$-
Operating and capital leases (1)	21,424	5,877	8,329	4,895	2,323
Employment contracts	1,375	875	500	-	-
Interest payments	156	83	62	11	-
Total long-term contractual cash obligations	$25,842	$8,644	$9,586	$5,289	$2,323

(1)	Operating and capital leases consist primarily of facility and vehicle leases.

Credit Facility

On August 29, 2014, we entered into a $20.0 million revolving credit facility, through the execution of a Loan and Security Agreement, by and among the Company, as Guarantor, and certain subsidiaries of the Company and collectively, as Borrower, and Siena Lending Group LLC, as Lender (the “Credit Facility”). The Credit Facility matures on August 29, 2017.

Interest on borrowings under the Credit Facility will accrue at the Base Rate plus 2.00% and will be payable monthly. The Base Rate is defined as the greater of (1) the Prime Rate, (2) the Federal Funds Rate plus 0.50%, or (3) 3.25%.

Borrowings and availability under the Credit Facility are subject to a borrowing base and limitations, and compliance with other terms specified in the agreement. Borrowings under the Credit Facility are secured by a first priority lien on certain of the Company’s assets. The calculated borrowing base as of December 31, 2014 was $13.3 million, of which $4.4 million was outstanding under letters of credit and $8.9 million was unused.

The Credit Facility contains certain customary representations and warranties, and certain customary covenants on the Company’s ability to, among other things, incur additional indebtedness, create liens or other encumbrances, sell or otherwise dispose of assets, and merge or consolidate with other entities or enter into a change of control transaction. The Credit Facility contains various events of default. The Company was not in default with covenants under the Credit Facility as of December 31, 2014.

Inflation and Changing Prices

Changes in wages, benefits and energy costs have the potential to materially impact our financial results. We believe that we are able to increase prices to counteract the majority of the inflationary effects of increasing costs and to generate sufficient cash flows to maintain our production capability. During the years ended December 31, 2014, 2013 and 2012, we do not believe that inflation has had a material impact on our financial position, results of operations, or cash flows. However, we cannot predict what effect inflation may have on our operations in the future.

Off-Balance Sheet Arrangements

Other than operating leases, there are no significant off-balance sheet financing arrangements or relationships with unconsolidated entities or financial partnerships, which are often referred to as “special purpose entities.” Therefore, there is no exposure to any financing, liquidity, market or credit risk that could arise, had we engaged in such relationships.

In connection with a distribution agreement entered into in December 2010, we provided a guarantee that the distributor’s operating cash flows associated with the agreement would not fall below certain agreed-to minimums, subject to certain pre-defined conditions, over the ten year term of the distribution agreement. If the distributor’s annual operating cash flow does fall below the agreed-to annual minimums, we will reimburse the distributor for any such short fall up to $1.5 million. No value was assigned to the fair value of the guarantee at December 31, 2014, 2013 and 2012 based on a probability assessment of the projected cash flows. Management currently does not believe that it is probable that any amounts will be paid under this agreement and thus there is no amount accrued for the guarantee in the Consolidated Financial Statements.

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

FORWARD-LOOKING STATEMENTS

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this 2014 Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this 2014 Form 10-K or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include the following:

●	We have a history of significant operating losses and as such our future revenue and operating profitability are uncertain.

●	Our independent registered public accounting firms's report contains an explanatory paragraph that expresses substantial doubt as to our ability to continue as a going concern.

●	The Company may need to raise additional equity or capital in the future and such capital may not be available when needed or at all.

●	Our failure or inability to meet certain terms of our Credit Facility could have a material adverse effect on our business, financial condition and results of operations.

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

●
We have recognized significant impairment charges in 2014 and prior years,and may recognize additional impairment charges in the future which could adversely affect our results of operations and financial conditions.

●	The availability of our raw materials and the volatility of their costs may adversely affect our operations.

●
We are and may in the future be subject to legal proceedings, the outcome of which are uncertain, and resolutions adverse to us could negatively affect our earnings, financial condition and cash flows.

●	The pricing, terms, and length of customer service agreements may constrain our ability to recover costs and to make a profit on our contracts.

●	If we are required to change the pricing models for our products or services to compete successfully, our margins and operating results may be adversely affected.

●	The consolidation of customers may adversely affect our business, consolidated financial condition or results of operations.

●	We may fail to maintain our listing on The Nasdaq Stock Market.

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

●	If our products are improperly manufactured, packaged, or labeled or become adulterated or expire, those items may need to be recalled or withdrawn from sale.

●	Changes in the types or variety of our service offerings could affect our financial performance.

●	Prior acquisitions involve a number of risks and could have an adverse effect on our results of operations.

●	We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business.

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

 ITEM 7A.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risks, including changes in interest rates and fuel prices. Borrowings under the Credit Facility are indexed to a variable interest rate.  As of December 31, 2014, there have been no drawings on the Credit Facility.  As of December 31, 2014, we have $4.4 million of letters of credit outstanding at a fixed fee under our Credit Facility.  We do not use financial instruments for speculative trading purposes and we do not hold derivative financial instruments that could expose us to significant market and commodity risk.  We do not currently have any contract with vendors where we have exposure to the underlying commodity prices.  In such event, we would consider implementing price increases and pursue cost reduction initiatives; however, we may not be able to pass on these increases in whole or in part to our customers or realize costs savings needed to offset these increases.  This discussion does not consider the effects that may have an adverse change on the overall economy, and it also does not consider actions we may take to mitigate our exposure to these changes.  We cannot guarantee that the action we take to mitigate these exposures will be successful.

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

Swisher Hygiene's Consolidated Financial Statements and the Notes thereto, together with the reports of BDO USA, LLP regarding the Company's financial statements and internal control over financial reporting, each dated March 31, 2015, are filed as part of this report, beginning on page F-1.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based upon that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2014 because of the deficiencies in our internal control over financial reporting discussed in Management's Report on Internal Control over Financial Reporting, presented below.

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

Our management, under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on deficiencies identified during this evaluation and set forth below, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2014 for the following reasons:

●
We did not maintain an effective control environment as we lacked sufficient oversight of activities related to our internal control over financial reporting. In addition, we did not have a sufficient structure in place to identify and evaluate gaps in the knowledge and technical experience of the accounting personnel responsible for the implementation and execution of our control environment.

●	We did not maintain effective controls over certain control activities. Specifically, the following individual material weaknesses were identified in connection with our control activities:

●
We did not implement effective controls to properly account for the sale, disposal and movement of dish machines at customer locations and our own facilities, which resulted in substantial post-closing journal entries that our review process failed to identify.

●
We did not implement effective controls to accurately and completely evaluate and calculate our allowance for doubtful accounts.  Additionally, our review process was not sufficient to detect material errors in the methodology and calculation of the allowance resulting in material post-closing adjustments.

●	We did not implement effective controls to properly identify, analyze, and account for non-routine transactions reflected in the financial statements.

●
We did not develop and implement an overall financial reporting review process that encompassed all significant financial statement accounts or contained an appropriate level of precision. This review process  did not identify the issues surrounding the accounting and recording for our dish machines, allowance for doubtful accounts, and non-routine transactions.

●
We did not design, implement and maintain effective controls over the corporate review of significant journal entries processed at our field-level locations, which represent a significant portion of our business, to ensure that these entries were appropriate in nature and correct.

●	We did not maintain effective controls over user security and program change management for the information technology systems and accounting software at the field-level locations.

●
We did not maintain effective controls to ensure the timely preparation of financial records sufficient to allow management adequate time to prevent or detect and correct material misstatements and to fulfill its other control activity responsibilities.

●
We did not maintain effective information and communication controls to generate relevant and quality information for use in the financial reporting close process.  These control failures contributed to the transactions involving our dish machines and to information generated relating to the allowance for doubtful accounts.

●
We did not maintain effective information and communication controls with external parties due to delays in our financial statement close process as evidenced by the untimely filing of our Annual Report on Form 10-K for the year ended December 31, 2014, and our failure to identify and timely disclose existing control deficiencies in previous filings.

●
We did not maintain effective monitoring controls sufficient to ascertain whether key components of internal control were present and functioning, as evidenced by our incorrect initial assessment of the effectiveness of our internal controls over financial reporting.

●
We did not maintain effective monitoring controls to communicate the deficiencies in our internal control over financial reporting to our board of directors in sufficient time to allow them to take corrective action.

A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Based on its evaluation of internal control over financial reporting management has determined that the control deficiencies identified above should be considered material weaknesses in our internal control over financial reporting.

As set forth below, management has taken or will take steps to remediate the control deficiencies identified above. Notwithstanding the control deficiencies described above, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition and results of operations as of and for the year ended December 31, 2014.

BDO USA, LLP, the Company's independent registered public accounting firm, audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2014. Also, BDO USA, LLP has issued their attestation report on management’s internal control over financial reporting. A copy of BDO's reports are included in this 2014 Form 10-K at pages F-2 and F-3.

 Management's Remediation Plan

 In response to the deficiencies discussed above, we plan to continue efforts already underway to improve internal control over financial reporting:

●
Management will continue to enhance its training programs for our accounting personnel both at the corporate and field-level, emphasizing financial reporting responsibilities and accountability for implementing and maintaining effective internal control over financial reporting.

●
Dish machines will be serialized in the fixed asset system to track the movement of the dish machines and periodic field observations will be performed to ensure the existence and accuracy of these fixed assets.

●
Management will continue to track collection trends across the business and evaluate the accuracy of the assumptions used in the estimates for the allowance for doubtful accounts on an annual basis, at a minimum.

●
Management will put in place controls to properly identify, analyze and account for non-routine transactions and will use the appropriate level of oversight to ensure the transactions are reflected accurately and timely in the financial statements.

●	Management continues to implement controls over user access and change management related to the field-level information technology systems.

●
Management will perform a comprehensive review to re-evaluate our activities related to internal control over financial reporting, including monitoring controls related to the operating effectiveness, timeliness and communication of certain control activities.

While management and our audit committee will closely monitor the implementation of these remediation plans, there is no assurance that the aforementioned plans will be sufficient to fully remediate the deficiencies identified above and that additional remediation steps will not be necessary.

Changes in Internal Control over Financial Reporting

Material weaknesses previously identified and remediated during the year ended December 31, 2014

Management identified material weaknesses which were reported in our annual report on Form 10-K for the year ended December 31, 2013. Management has made changes to certain internal controls over financial reporting, which remediated some of the previously disclosed material weaknesses, as follows (a recitation of the noted material weakness is set forth followed by steps taken to remediate the material weakness):

The effectiveness of controls over proper purchase and maintenance of inventory and fixed assets.  Additionally, proper application of customer payments and review and approval of vendor invoices and related payments.

During 2014 significant enhancements have been made to the accounts payable and inventory control processes.  These changes include enhancements to existing accounting and operational processes, development and roll out of new policies, and improvements to the level of retained documentation.  Specifically:

●
Accounts Payable:  An approval matrix has been established and communicated throughout the Company.  Staff was trained on the vendor invoice approval process and policy requirements.  No operating deficiencies were found in this area in 2014.

●	Inventory: We have established an inventory policy and have improved training to better define and emphasize accountability for control process requirements.

The effectiveness of certain information technology controls regarding system generated reports at the field level and key spreadsheets utilized across the Company.  This is comprised of controls over data input, calculations, user access, and management review.

Management has remediated deficiencies relating to data input, access to, and changes to key spreadsheets through the implementation of an End User Computing Tools policy.  Management migrated computers running ERP systems outside of corporate to be inside the firewall and under the domain to strengthen security.

The effectiveness of the documentation, review, and approval of significant account reconciliations and key underlying reports.  Furthermore, the Company has not defined parameters for its review of key reconciliations and financial analysis.

Management has established, communicated, and implemented policies around preparing and properly supporting account reconciliations as well as setting parameters for the review and approval of significant account reconciliations.

The effectiveness of the preparation, documentation, review, and approval of journal entries, and a lack of formal written accounting policies.

Management has established, communicated, and formally documented, distributed and implemented critical corporate accounting policies in line with company objectives.

ITEM 9B.	OTHER INFORMATION

On March 26, 2015, the Company entered into a letter agreement, dated as of March 25, 2015 ("Letter Agreement"), with its lender, Siena Lending Group LLC, in respect of the occurrence of a Springing DACA Event, as such term is defined in the Loan and Security Agreement, dated as of August 29, 2014, among the Company, certain of the Company's subsidiaries, and Siena Lending Group LLC.  The Letter Agreement temporarily waives, until April 10, 2015, certain cash management requirements and certain enhanced reporting requirements that would otherwise go into effect upon the occurrence of a Springing DACA Event. The foregoing description is qualified in its entirety by reference to the Letter Agreement which is attached hereto as Exhibit 10.39, and incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders, except for certain information concerning the Executive Officers of the Company set forth in Part I — Item I hereof under the caption “Executive Officers of the Registrant.” Our Proxy Statement for our 2015 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

(a)(3) Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated February 13, 2011. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on February 17, 2011).
2.2	Amendment to Agreement and Plan of Merger, dated as of February 28, 2011, by and among Swisher Hygiene Inc., SWSH Merger Sub, Inc., Choice Environmental Services, Inc., and the other parties set forth therein. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on March 4, 2011).
2.3	Stock Purchase Agreement, dated November 15, 2012, by and between Swisher Hygiene Inc. and Waste Services of Florida, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2012 and schedules and similar attachments of this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish on a supplemental basis a copy of any omitted schedules and similar attachments to the Securities and Exchange Commission upon request).
3.1	Certificate of Corporate Domestication of CoolBrands International Inc., dated November 1, 2010. (1)
3.2	Amended and Restated Certificate of Incorporation of Swisher Hygiene Inc. (2)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Swisher Hygiene Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 2, 2014).
3.4	Bylaws of Swisher Hygiene Inc. (1)
10.1	Promissory Note, dated May 26, 2010, as amended, in the principal amount of $21,445,000 to Royal Palm Mortgage Group, LLC. (1)
10.2	Promissory Note, dated August 9, 2010, in the principal amount of $2,000,000 to Royal Palm Mortgage Group, LLC. (1)
10.3	Promissory Note, dated August 9, 2010, in the principal amount of $1,500,000 to Royal Palm Mortgage Group, LLC. (1)
10.4	Credit Agreement among Swisher Hygiene, Inc., the lenders named therein and Wells Fargo Bank, National Association, dated March 30, 2011 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2011).
10.5	Pledge and Security Agreement by Swisher Hygiene Inc., certain subsidiaries of Swisher Hygiene, Inc. named therein, and Wells Fargo Bank, National Association, dated March 30, 2011 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2011 and portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment).
10.6	Guaranty Agreement by certain subsidiaries of Swisher Hygiene Inc. and Guaranteed Parties named therein, dated March 30, 2011 (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2011).
10.7	CoolBrands International Inc. 2002 Stock Option Plan. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, filed on February 14, 2011). †
10.8	Omnibus Amendment Agreement, effective as of February 28, 2011, by and between Swisher International, Inc. HB Service, LLC and Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 4, 2011).
10.9	Amended and Restated Swisher Hygiene Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 9, 2011).* †
10.10	Swisher Hygiene Inc. Senior Executive Officers Performance Incentive Bonus Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2011).* †
10.11	Employment and Non-Compete Agreement of Michael Kipp (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2011).* †
10.12	First Amendment to Credit Agreement and Pledge and Security Agreement, dated August 12, 2011, by and between Swisher Hygiene Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 18, 2011).
10.13	General Electric Capital Corporation Loan Commitment Letter, dated August 12, 2011 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2011).
10.14	Master Loan and Security Agreement, dated August 12, 2011, by and between General Electric Capital Corporation and Choice Environmental Services, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2011).

10.15	Amendment to Master Loan and Security Agreement, dated August 12, 2011, by and between General Electric Capital Corporation and Choice Environmental Services, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2011).
10.16	Wells Fargo Equipment Finance, Inc. Loan Commitment Letter dated August 12, 2011 (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2011).
10.17	Master Loan and Security Agreement dated August 12, 2011, by and between Wells Fargo Equipment Finance, Inc. and Choice Environmental Services, Inc. (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2011).
10.18	Automotive Rentals, Inc. Vehicle Lease Financing Proposal, dated August 12, 2011 (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2011).
10.19	Second Amendment to Credit Agreement by and among Swisher Hygiene, Inc., the Subsidiary Guarantors party thereto, the Required Lenders, and Wells Fargo Bank, National Association, dated April 12, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2012).
10.20	Third Amendment to Credit Agreement by and among Swisher Hygiene, Inc., the Subsidiary Guarantors party thereto, the Required Lenders, and Wells Fargo Bank, National Association, dated May 15, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2012).
10.21	Fourth Amendment to Credit Agreement by and among Swisher Hygiene, Inc., the Subsidiary Guarantors party thereto, the Required Lenders, and Wells Fargo Bank, National Association, dated May 30, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2012).
10.22	Fifth Amendment to Credit Agreement by and among Swisher Hygiene, Inc., the Subsidiary Guarantors party thereto, the Required Lenders, and Wells Fargo Bank, National Association, dated June 28, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2012).
10.23	Sixth Amendment to Credit Agreement by and among Swisher Hygiene, Inc., the Subsidiary Guarantors party thereto, the Required Lenders, and Wells Fargo Bank, National Association, dated July 30, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2012).
10.24	Seventh Amendment to Credit Agreement and Pledge and Security Agreement by and among Swisher Hygiene, Inc., the Subsidiary Guarantors party thereto, the Required Lenders, and Wells Fargo Bank, National Association, dated August 31, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2012 and portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment).
10.25	Eighth Amendment to Credit Agreement by and among Swisher Hygiene, Inc., the Subsidiary Guarantors party thereto, the Required Lenders, and Wells Fargo Bank, National Association, dated September 27, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2012).
10.26	Ninth Amendment to Credit Agreement by and among Swisher Hygiene, Inc., the Subsidiary Guarantors party thereto, the Required Lenders, and Wells Fargo Bank, National Association, dated October 31, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2012).
10.27	Employment Letter, dated June 1, 2012, by and between Swisher Hygiene, Inc. and Brian Krass (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the Securities and Exchange Commission on March 15, 2013). †
10.28	Interim Services Agreement, effective September 24, 2012, between Swisher Hygiene Inc. and SCA Group, LLC (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed with the Securities and Exchange Commission on March 18, 2013). †
10.29	Consulting Agreement and Release between Steven R. Berrard and Swisher International, Inc., effective October 26, 2012 (incorporated by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on May 1, 2013). †
10.30	Separation Agreement and Release between Hugh Cooper and Swisher International Inc., dated November 15, 2012 (incorporated by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on May 1, 2013). †
10.31	Executive Services Agreement, effective June 9, 2013, between Swisher Hygiene Inc. and The SCA Group, LLC (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Securities and Exchange Commission on August 9, 2013). †
10.32	Employment Agreement, dated October 16, 2013, between Swisher Hygiene Inc. and William M. Pierce. †
10.33	Employment Agreement, dated October 16, 2013, between Swisher Hygiene Inc. and Thomas C. Byrne. †
10.34	Separation Agreement and Release between Swisher Hygiene Inc. and Thomas E. Aucamp, dated March 7, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the Securities and Exchange Commission on May 12, 2014). †
10.35	Amendment No. 1 to the Employment Agreement between Swisher Hygiene Inc. and Thomas C. Byrne, dated July 14, 2014 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the Securities and Exchange Commission on November 10, 2014). †
10.36	Amendment to Employment Agreement by and between Swisher Hygiene Inc. and William M. Pierce, dated August 8, 2014 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the Securities and Exchange Commission on November 10, 2014). †

10.37	Loan and Security Agreement by and among Swisher Hygiene Inc., as Guarantor, the Borrowers listed thereto and Siena Lending Group LLC, as Lender, dated August 29, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2014). (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment).
10.38	Second Amendment to Employment Agreement by and between Swisher Hygiene Inc. and William M. Pierce, dated January 31, 2015. †
10.39	Letter Agreement, dated as of March 25, 2015, by and among Siena Lending Group LLC and the Borrowers listed thereto.
21.1	Subsidiaries of Swisher Hygiene Inc.
23.1	Consent of BDO USA, LLP.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
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

SWISHER HYGIENE INC. (Registrant)

Dated: March 31, 2015	By:	/s/ William M. Pierce
William M. Pierce
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William M. Pierce	President, Chief Executive Officer, and Director	March 31, 2015
William M. Pierce	(Principal Executive Officer)

/s/ William T. Nanovsky	Senior Vice President and Chief Financial Officer	March 31, 2015
William T. Nanovsky	(Principal Financial Officer)

/s/ Linda C. Wilson-Ingram	Vice President, Corporate Controller and	March 31, 2015
Linda C. Wilson-Ingram	Chief Accounting Officer (Principal Accounting Officer)

/s/ Richard L. Handley	Chairman of the Board	March 31, 2015
Richard L. Handley

/s/ Joseph Burke	Director	March 31, 2015
Joseph Burke

	Director	March 31, 2015
Harris W. Hudson

/s/ William D. Pruitt	Director	March 31, 2015
William D. Pruitt

/s/ David Prussky	Director	March 31, 2015
David Prussky

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SWISHER HYGIENE INC. AND SUBSIDIARIES

Consolidated Financial Statements as of December 31, 2014 and 2013, and for the Three Years Ended December 31, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors
Swisher Hygiene Inc. and Subsidiaries
Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Swisher Hygiene Inc. and Subsidiaries (the "Company") as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive loss, equity, and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Swisher Hygiene Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has not generated positive cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), Swisher Hygiene Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 31, 2015 expressed an adverse opinion thereon.

/s/ BDO USA, LLP
Charlotte, North Carolina

March 31, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Swisher Hygiene Inc.
Charlotte, NC

We have audited Swisher Hygiene Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Swisher Hygiene Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, "Management's Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses have been identified and described in management’s assessment. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated March 31, 2015 on those financial statements.

In our opinion, Swisher Hygiene Inc. did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Swisher Hygiene Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 31, 2015 expressed an unqualified opinion thereon.

 /s/ BDO USA, LLP
Charlotte, NC

March 31, 2015

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013
(In thousands)

	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$7,233	$21,465
Restricted cash	231	3,558
Accounts receivable, net	18,751	21,010
Inventory, net	15,426	14,032
Deferred income taxes	534	935
Assets held for sale	-	4,520
Other assets	2,525	5,782
Total current assets	44,700	71,302
Restricted cash	-	2,117
Property and equipment, net	37,037	43,842
Goodwill	-	5,821
Other intangibles, net	6,654	8,436
Customer relationships and contracts, net	22,792	28,575
Other noncurrent assets	2,015	1,624
Total assets	$113,198	$161,717

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$13,627	$8,794
Accrued payroll and benefits	3,467	3,819
Accrued expense	7,122	8,132
Long-term debt and obligations due within one year	1,884	5,251
Liabilities of discontinued operations	-	2,131
Total current liabilities	26,100	28,127
Long-term debt and obligations	1,185	2,003
Deferred income taxes	558	1,053
Other long-term liabilities	4,065	3,348
Total noncurrent liabilities	5,808	6,404

Commitments and contingencies (Notes 2, 3, 6, 7, 10, 13, 15)

Equity (1)
Preferred stock, par value $0.001, authorized 10,000,000 shares; no shares issued and outstanding at December 31, 2014 and 2013	-	-
Common stock, par value $0.001, authorized 600,000,000 shares; 17,612,278 shares and 17,576,741 shares issued and outstanding at December 31, 2014 and 2013	18	18
Additional paid-in capital	389,942	388,252
Accumulated deficit	(307,363)	(260,555)
Accumulated other comprehensive loss	(1,307)	(529)
Total equity	81,290	127,186
Total liabilities and equity	$113,198	$161,717

(1)	All outstanding share amounts and computations using such amounts have been retroactively adjusted to reflect the June 3, 2014 one-for-ten reverse stock split.

See Notes to Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three Years Ended December 31, 2014
(In thousands except share and per share data)

	2014	2013	2012
Revenue
Products	$173,505	$189,480	$202,968
Services	18,877	22,895	26,186
Franchise and other	1,375	1,313	1,367
Total revenue	193,757	213,688	230,521

Costs and expenses
Cost of sales (exclusive of route expenses and related depreciation and amortization)	89,101	95,585	101,914
Route expenses	50,595	54,227	54,988
Selling, general, and administrative expenses	69,269	94,620	110,975
Acquisition and merger expenses	-	-	582
Depreciation and amortization	21,216	22,113	20,991
Impairment loss on assets held for sale	2,989	6,422	-
Impairment loss on goodwill	5,821	93,194	-
Total costs and expenses	238,991	366,160	289,450
Loss from continuing operations	(45,234)	(152,472)	(58,929)

Other expense, net	(1,663)	(654)	(3,093)
Net loss from continuing operations before income taxes	(46,897)	(153,126)	(62,022)
Income tax benefit (expense)	89	2,594	(18,753)
Net loss from continuing operations	(46,808)	(150,532)	(80,775)

Discontinued operations, net of tax (Note 2)
Net loss from operations through disposal	-	(2,516)	(6,245)
Gain on disposal	-	-	13,844
(Loss) income from discontinued operations, net of tax	-	(2,516)	7,599
Net loss	(46,808)	(153,048)	(73,176)

Comprehensive loss
Employee benefit plan adjustment, net of tax	(747)	503	(161)
Foreign currency translation adjustment	(31)	(33)	(3)
Comprehensive loss	$(47,586)	$(152,578)	$(73,340)

Loss per share (1)
Basic and diluted (continuing operations)	$(2.64)	$(8.55)	$(4.62)
Basic and diluted (discontinued operations)	-	$(0.14)	$0.43

Weighted-average common shares used in the computation of loss per share (1)
Basic and diluted	17,723,866	17,599,535	17,500,956

(1)	All outstanding share amounts and computations using such amounts have been retroactively adjusted to reflect the June 3, 2014 one-for-ten reverse stock split.

See Notes to Consolidated Financial Statements

 SWISHER HYGIENE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31, 2014
(In thousands except share data)

STOCKHOLDERS' EQUITY

	Shares	Common Stock (1) Amount	Additional Paid-in Capital (1)	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Swisher Hygiene Inc. Stockholders' Equity	Non - Controlling Interest	Total Equity
Balance at December 31, 2011	17,480,419	$17	$378,982	$(34,331)	$(835)	$343,833	$22	$343,855
Issuance of common stock on contingent earn-out	9,091	-	170	-	-	170	-	170
Conversion of promissory notes payable	1,004	-	37	-	-	37	-	37
Stock based compensation (including discontinued operations of $2,863)	-	-	6,384	-	-	6,384	-	6,384
Issuance of common stock under stock based payment plans	23,637	-	-	-	-	-	-	-
Shares issued for non-controlling interest	1,000	-	37	-	-	37	-	37
Employee benefit plan adjustment, net of tax	-	-	-	-	(161)	(161)	-	(161)
Foreign currency translation adjustment	-	-	-	-	(3)	(3)	-	(3)
Net loss	-	-	-	(73,176)	-	(73,176)	-	(73,176)

Balance at December 31, 2012	17,515,151	17	385,610	(107,507)	(999)	277,121	22	277,143
Stock based compensation	-	-	2,916	-	-	2,916	-	2,916
Issuance of common stock under stock based payment plans	88,996	1	-	-	-	1	-	1
Shares withheld related to income taxes on RSUs	(27,406)	-	(274)	-	-	(274)	-	(274)
Liquidation of minority interest	-	-	-	-	-	-	(22)	(22)
Employee benefit plan adjustment, net of tax	-	-	-	-	503	503	-	503
Foreign currency translation adjustment	-	-	-	-	(33)	(33)	-	(33)
Net loss	-	-	-	(153,048)	-	(153,048)	-	(153,048)
Balance at December 31, 2013	17,576,741	18	388,252	(260,555)	(529)	127,186	-	127,186
Stock based compensation	-	-	1,740	-	-	1,740	-	1,740
Shares withheld related to income taxes on RSUs	(10,857)	-	(47)	-	-	(47)	-	(47)
Shares issued in connection with RSU delivery	46,394	-	(3)	-	-	(3)	-	(3)
Employee benefit plan adjustment, net of tax	-	-	-	-	(747)	(747)	-	(747)
Foreign currency translation adjustment	-	-	-	-	(31)	(31)	-	(31)
Net loss	-	-	-	(46,808)	-	(46,808)	-	(46,808)
Balance at December 31, 2014	17,612,278	18	389,942	(307,363)	(1,307)	81,290	-	81,290

(1)	All outstanding share amounts and computations using such amounts have been retroactively adjusted to reflect the June 3, 2014 one-for-ten reverse stock split.

See Notes to Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31, 2014
(In thousands)

	2014	2013	2012
Operating activities
Net loss	$(46,808)	$(153,048)	$(73,176)
Adjustments to reconcile net loss to cash used in operating activities:
Net loss (income) from discontinued operations, net of tax	-	2,516	(7,599)
Depreciation and amortization	21,216	22,113	20,991
Provision for doubtful accounts	196	936	2,396
Stock based compensation	1,740	2,916	3,521
Realized and unrealized gain on fair value of convertible notes	-	-	(241)
Deferred income taxes	(94)	(2,553)	18,370
Impairment loss on assets held for sale	2,989	6,422	-
Impairment loss on goodwill	5,821	93,194	-
Loss on disposal of property and equipment	195	33	-
Loss (gain) on sale of assets held for sale	754	(223)	-
Changes in operating assets and liabilities:
Accounts receivable	2,325	(279)	3,739
Inventory	(247)	1,295	448
Accounts payable, accrued expense and other current liabilities	3,403	(3,084)	(6,598)
Other assets and non-current assets	2,187	(111)	(1,095)
Net cash used in operating activities of continuing operations	(6,322)	(29,873)	(39,244)
Net cash used in operating activities of discontinued operations	(2,131)	(4,647)	(3,519)
Cash used in operating activities	(8,453)	(34,520)	(42,763)
Investing activities
Cash received for sale of discontinued operations	-	12,571	111,841
Purchases of property and equipment	(8,645)	(16,794)	(18,820)
Cash received on sale of property and equipment	92	329	3,061
Cash received on sale of assets held for sale	1,565	6,346	-
Acquisitions, net of cash acquired	-	(151)	(4,310)
Restricted cash	5,444	(285)	(5,390)
Net cash (used in) provided by investing activities of continuing operations	(1,544)	2,016	86,382
Net cash used in investing activities of discontinued operations	-	-	(2,861)
Cash (used in) provided by investing activities	(1,544)	2,016	83,521
Financing activities
Payments on lines of credit	-	-	(25,000)
Proceeds from notes payable	1,097	-	-
Proceeds from equipment financing	-	-	209
Principal payments on debt and capital leases	(5,282)	(7,177)	(22,626)
Payment of shareholder advances	-	-	(2,000)
Proceeds from exercise of stock options	-	1	-
Taxes paid related to income tax withheld on settlement of equity awards	(50)	(274)	-
Net cash used in financing activities of continuing operations	(4,235)	(7,450)	(49,417)
Net cash provided by financing activities of discontinued operations	-	-	(430)
Cash used in financing activities	(4,235)	(7,450)	(49,847)

Net decrease in cash and cash equivalents	(14,232)	(39,954)	(9,089)
Cash and cash equivalents at the beginning of the period	21,465	61,419	70,508
Cash and cash equivalents at the end of the period	$7,233	$21,465	$61,419

Supplemental Cash Flow Information
Cash paid for interest (including discontinued operations)	$150	$370	$4,253
Cash received for interest (including discontinued operations)	$9	$41	$75
Cash paid for income taxes	$51	$316	$88
Notes payable issued or assumed on acquisitions (continuing operations)	$-	$-	$1,121
Note payable related to insurance financing	$1,097	$2,634	$2,732
Stock issued to purchase property and to settle liabilities (continuing operations)	$-	$-	$37
Property received as payment on accounts receivable	$-	$-	$650

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

Our principal executive offices are located at 4725 Piedmont Row Drive, Suite 400, Charlotte, North Carolina, 28210.  As of December 31, 2014, we have company owned operations and one remaining franchise operation located throughout North America and we have entered into nine Master License Agreements covering the United Kingdom, Portugal, the Netherlands, Singapore, the Philippines, Taiwan, Korea, Hong Kong/Macau/China, and Mexico.  The financial information about our geographical areas is included in Note 18, “Geographic Information” to the Notes to the Consolidated Financial Statements.

Merger

On August 17, 2010, Swisher International, Inc. (“Swisher International”) entered into a merger agreement under which all of the outstanding common shares of Swisher International were exchanged for common shares of CoolBrands International Inc. (“CoolBrands”), and Swisher International became a wholly-owned subsidiary of CoolBrands (the “Merger”). Immediately before the Merger, CoolBrands completed its redomestication to Delaware from Ontario, Canada and became Swisher Hygiene Inc.  The Merger was completed on November 2, 2010.  After the Merger, the shareholders of CoolBrands held shares of Swisher Hygiene Inc. common stock.

Going Concern

Our consolidated financial statements were prepared on a going concern basis in accordance with U.S. GAAP. The going concern basis of presentation assumes that we will continue in operation for the next twelve months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. The Company has suffered recurring losses from operations and has not generated positive cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must do some or all of the following: (i) improve operating results through improved customer retention, profitable organic revenue growth, and continued improvements in cost efficiencies; (ii) sell additional non-core or non-essential assets; (iii) raise additional equity; or (iv) obtain additional financing through debt. There can be no assurance that we will be able to improve operating results or obtain additional funds by selling additional non-core or non-essential assets, raising additional equity or obtaining additional financing when needed or that such funds, if available, will be obtainable on terms satisfactory to us.

If we are not able to improve operating results or obtain additional funds by selling additional non-core or non-essential assets, raising additional equity or obtaining additional financing, material adverse events may occur including, but not limited to: 1) a reduction in the nature and scope of our operations, 2) our inability to fully implement our current business plan and 3) defaults under the Credit Facility. There can be no assurances that we will be able to successfully improve our liquidity position. Our consolidated financial statements do not reflect any adjustments that might result from the adverse outcome relating to this uncertainty.

Basis of Presentation and Principles of Consolidation

Intercompany balances and transactions have been eliminated in consolidation.  Certain reclassifications, including those described further in Note 4, “Prior Period Reclassification,” have been made to prior year amounts for consistency with the current period presentation.  Financial information, other than share and per share data, is presented in thousands of dollars.

On June 3, 2014, a one-for-ten reverse split of the Company's issued and outstanding common stock, $0.001 par value per share, became effective ("Reverse Stock Split").  Trading of the common stock on a post-Reverse Stock Split adjusted basis began at the open of business on the morning of June 3, 2014. All historic share and per share information, including loss per share, in this Form 10-K have been retroactively adjusted to reflect the Reverse Stock Split.

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

 Segments

We operate in one business segment, the manufacturing, distribution and delivery of hygiene and sanitizing services, products and solutions. We define business segments as components of an organization for which discrete financial information is available and operating results are evaluated on a regular basis by the chief operating decision maker (“CODM”) in order to assess performance and allocate resources. Our CODM is the Company’s President and Chief Executive Officer. Characteristics of our organization which were relied upon in making this determination include the similar nature of the products and services we sell, the functional alignment of our organizational structure, and the reports that are regularly reviewed by the CODM for the purpose of assessing performance and allocating resources. Previously we operated in two segments. See Note 2, “Discontinued Operations and Assets Held for Sale.”

Cash Equivalents

The Company considers all cash accounts and all highly liquid short term investments purchased with an original maturity of three months or less at date of purchase to be cash equivalents. As of December 31, 2014 and 2013, the Company did not have any investments with maturities greater than three months.

Restricted Cash

Restricted cash at December 31, 2014 consists of amounts held in a collateral account to secure purchase card balances and electronic cash transfers.

Accounts Receivable

Accounts receivable principally consist of amounts due from customers for product sales and services.  Accounts receivable are reported net of an allowance for doubtful accounts (“allowance”) and interest is generally not charged to customers on delinquent balances. The allowance is management’s best estimate of uncollectible amounts and is based on a number of factors, including overall credit quality of customers, the age of outstanding customer balances, historical write-off experience and specific customer account analysis that projects the ultimate collectability of the outstanding balances. When accounts receivable amounts are considered uncollectible, the amounts are written-off against the allowance for doubtful accounts. The allowance was $1.0 million and $2.0 million at December 31, 2014 and 2013, respectively.

Inventory

Inventory consists of purchased items, materials, direct labor, and other manufacturing related overhead and is stated at the lower of cost or market determined using the first in-first out costing method. The Company routinely reviews inventory for excess and slow moving items as well as for damaged or otherwise obsolete items and for items selling at negative margins. When such items are identified, a reserve is recorded to adjust their carrying value to their estimated net realizable value. The reserve was $0.8 million and $0.9 million at December 31, 2014 and 2013, respectively.

Assets Held for Sale

We record net assets held for sale in accordance with Accounting Standards Codification ("ASC") 360 "Property, Plant, and Equipment" at the lower of carrying value or fair value.  Fair value is based on the estimated sales price, less selling costs, of the assets.  Estimates of the net sales proceeds are based on a number of factors including standard industry multiples of revenues or operating metrics, and the status of ongoing sales negotiations and asset purchase agreements where available.  Our estimates of fair value are regularly reviewed and subject to changes based on market conditions, changes in the customer base of the operations or routes and our continuing evaluation as to the facility's acceptable sale price.  No depreciation or amortization expense is recorded related to the assets held for sale.  As described further below and in Note 9, “Fair Value Measurements,” assets held for sale are measured using Level 3 inputs.

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

Determining fair value includes the use of significant estimates and assumptions.  Management utilizes an income approach, specifically the discounted cash flow technique as a means for estimating fair value. This discounted cash flow analysis requires various assumptions including those about future cash flows, customer growth rates and discount rates. Expected cash flows are based on historical customer growth, including attrition, future strategic initiatives and continued long-term growth of the business. The discount rates used for the analysis reflect a weighted average cost of capital based on industry and capital structure adjusted for equity risk and size risk premiums. These estimates can be affected by factors such as customer growth, pricing, and economic conditions that can be difficult to predict. During the second quarter of 2014 and the fourth quarter of 2013, in conjunction with its impairment test, the Company recorded a goodwill impairment charge of $5.8 million and $93.2 million, respectively, as further discussed in Note 5, “Goodwill and Other Intangible Assets”.

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

Foreign Currency Translation

All assets and liabilities of our Canadian operations are translated into U.S. dollars using the exchange rates in effect at the balance sheet date and statement of operations items are translated using the average exchange rates throughout the period. The translation adjustment is presented as a component of accumulated other comprehensive (loss) income.  The loss was primarily due to unfavorable conversion rates.

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

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short maturity of these instruments. The fair value of the Company’s debt is estimated based on the current borrowing rates available to the Company for bank loans with similar terms and maturities and approximates the carrying value of these liabilities. Certain convertible promissory notes are recorded at fair value during 2014 and 2013 as further described in Note 8, "Fair Value Measurements.”

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

The Company’s sales policies provide for limited rights of return and, during the fiscal years 2014, 2013, and 2012, product returns were insignificant. The Company records estimated reductions to revenue for sales returns and for customer programs and incentive offerings, including pricing arrangements, rebates, promotions and other volume-based incentives at the time the sale is recorded.

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

The Company’s policy is to evaluate uncertain tax positions under ASC 740-10, Income Taxes.  As of December 31, 2014 and 2013, and for the three years ended December 31, 2014, the Company has not identified any uncertain tax positions requiring recognition in the accompanying consolidated financial statements. The Company includes interest and penalties accrued in the consolidated financial statements as a component of interest expense.  No significant amounts were required to be recorded for the three year period ended December 31, 2014.

Loss per Common Share

Basic net loss from continuing operations and basic net loss from discontinued operations attributable to common stockholders per share is computed by dividing the applicable net loss by the weighted average number of common shares outstanding during the period. Vested restricted stock units, of 0.1 million which have been deferred, are included in this weighted average number of common shares calculation.  Diluted net loss from continuing operations per share was the same as basic net loss from continuing operations attributable to common stockholders per share for all periods presented, since the effects of any potentially dilutive securities are excluded as they are antidilutive due to the Company’s net losses. Diluted net earnings per share from discontinued operations was calculated in the same manner as diluted net loss from continuing operations per share in accordance with ASC 260, Earnings per Share.

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

Newly Issued Accounting Pronouncements

On April 10, 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this accounting standard raise the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This accounting standard update is effective for annual periods beginning on or after December 15, 2014, and related interim periods with early adoption allowed. The Company is currently evaluating the impact of this standard and plans to adopt this standard on the stated effective date in fiscal year 2015.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This accounting standard creates common revenue recognition guidance for U.S. GAAP and IFRS. The guidance also requires improved disclosures to help users of the financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. This accounting standard update is effective for annual reporting periods beginning after December 15, 2016, and related interim periods. Early adoption is not permitted. The Company is currently evaluating the impact of this standard.

In August 2014, the FASB issued ASU Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) (Topic 718), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  ASU Update No. 2014-15 provides guidance related to management’s responsibility to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and to provide related footnote disclosures.  The new requirements are effective for the annual periods ending after December 15, 2016, and for interim periods and annual periods thereafter.  Early adoption is permitted.  The Company is currently evaluating the impact of this standard and has elected to not adopt the standard early.

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

The following table presents summarized operating results for these discontinued operations for the fiscal years ended 2014, 2013 and 2012.

	2014	2013	2012
Revenue	$-	$-	$60,874
Net (loss) income after taxes and 2012 gain on disposal of $13.8 million	-	(2,516)	7,599

Any corporate management overhead charged to the Waste segment in prior year filings has been included in continuing operations in the periods subsequent to the discontinuance as the overhead amounts are not expected to change as a result of the sale of the Waste segment.  During fiscal year 2013, the Company incurred $2.5 million in expenses related to the discontinued operation as follows: $0.5 million increase to retained worker’s compensation liabilities and $2.0 million in legal fees and a settlement payment related to a contractual dispute involving one of the businesses sold that the Company accepted responsibility to resolve as a term of the sales agreement.

Net cash of $2.1 million used in connection with discontinued operations for the twelve months ended December 31, 2014 principally represents payment for legal fees and the settlement of a contractual dispute that the Company accepted responsibility to resolve as a part of the sale of the Waste segment.  For the twelve months ended December 31, 2013, net cash of $4.6 million used in connection with discontinued operations principally represents the payment of certain liabilities for severance and professional fees, previously accrued as a part of the sale, as well as cash payments related to retained worker’s compensation liabilities and litigation accruals. There were no cash inflows related to discontinued operations in 2014 or 2013.

Assets Held For Sale

During 2013, the Company commenced an active program to sell certain non-core assets and routes related to its linen and dust operations.  Additionally, in 2014 the Company ceased operations at a linen processing plant and in 2013 a chemical manufacturing plant was closed in connection with the Company’s plant consolidation efforts.  In accordance with ASC 360, Property, Plant and Equipment, these assets were classified as assets held for sale in the Consolidated Balance Sheet and the asset balances were adjusted to the lower of historical carrying amounts or fair values.

During 2014, the Company updated its estimates of the fair value of certain linen routes and operations to reflect various events that occurred during the year.  The cumulative impairment loss for the twelve months ended December 31, 2014 was $3.0 million, of which $1.9 million was attributable to a reduction in the estimate of net sales proceeds for a linen processing operation.  The factors driving the $1.9 million reduction were the cancellation notifications received during April and May 2014 from three major customers resulting in a significant loss of forecasted revenue; and the operation’s 2014 year-to-date loss which was in excess of the Company’s estimates. The asset fair value of this linen processing operation was written down to zero in the second quarter of 2014 and was closed during the fourth quarter of 2014.

The Company recorded impairment charges for the twelve months ended December 31, 2013 of $6.4 million.  Included in this charge is $3.1 million that was recorded during the fourth quarter of 2013 as follows:  $2.0 million related to the Board of Director’s approval, on November 8, 2013, of additional assets to be disposed of and the resultant adjustment of these assets from net carrying value to fair value; $1.1 million impairment adjustments to existing assets held for sale to reflect reductions in the estimated fair value as a result of events that occurred during the fourth quarter which indicated that the estimated net selling prices will be less than anticipated at the end of the third quarter.

The Company completed several sales transactions during the twelve months ended December 31, 2014, which resulted in the net receipt of $1.6 million in cash and the remainder in receivables.  A loss on these sales of $0.9 million was incurred and included a write-off of $0.6 million of the receivable balances.  The receivable balances were primarily for contingent sales proceeds that were based on post-closing revenues of previously sold routes which were lower than estimated.  The total loss of $0.8 million for the twelve months ended December 31, 2014, is included in “Other expense, net” in the consolidated statement of operations and comprehensive loss.

The Company completed several sales transactions during the last half of 2013 totaling $6.3 million in net sales proceeds including $0.6 million in receivable balances that were contingent primarily upon 2014 revenues generated by certain of the sold assets during defined post-close periods.  The resulting $0.2 million gain is included in “Other expense, net” in the consolidated statement of operations and comprehensive loss.

There were no assets held for sale as of December 31, 2014.  The major classes of assets held for sale as of December 31, 2013 are as follows:

December 31,
2013
Property and equipment, net	$2,410
Goodwill	1,272
Customer relationships, net	833
Other, net	5
Total	$4,520

None of the disposal groups that could be classified as discontinued operations were material, individually or in the aggregate, to the Company’s consolidated financial statements and therefore these results were not separately classified in discontinued operations.  The remaining portfolio of assets held for sale did not meet the criteria for discontinued operations as they did not represent operations and cash flows that are clearly distinguished, operationally and for financial reporting purposes consistent with the Company’s strategy of integrating these acquired assets into its existing business operations.  Additionally, the Company anticipates maintaining continuing  revenues with respect to a the majority of the sold routes and/or customers through the sale of chemical, paper and its other core hygiene and sanitizing products and services.

NOTE 3 — ACQUISITIONS

2013 Acquisitions

During fiscal year 2013, the Company acquired a franchise located in Ottawa, Canada for $0.2 million primarily in cash plus receivables, resulting in a $0.1 million addition to goodwill.   This acquisition is immaterial to the Company’s consolidated financial statements and therefore supplemental pro-forma information is not presented.

2012 Acquisitions

The following table summarizes the Company’s 2012 acquisitions and the estimated aggregate fair values of the assets acquired and liabilities assumed at the date of acquisition:

2012
Number of businesses acquired	4

Net assets acquired:
Accounts receivable and other assets	$263
Inventory	86
Property and equipment	2,085
Other intangibles
Customer relationships	1,276
Non-compete agreements	120
Trademarks	130
Accounts payable and accrued expenses	(42)
Total net assets acquired	3,918
Goodwill	1,550
Total purchase price	5,468
Less: debt issued or assumed	(1,121)
Less: issuance of shares	(37)
Cash Paid	$4,310

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

NOTE 4 — PRIOR PERIOD RECLASSIFICATION

In the first quarter of 2014, the Company began implementing a realignment of its field service and sales organization and as a result the primary function of certain job titles has shifted from primarily a sales, to a service focus.  The additional service activities involve more frequent field visits to perform preventative maintenance, repairs, evaluation of product and service solutions and required inventory levels.  This realignment of the field service and sales organization was implemented in stages during 2014.  Payroll expense related to these job titles was historically classified within “Selling, general and administrative expenses” in the Consolidated Statement of Operations and Comprehensive Loss, based on the primary job focuses of sales and administration.  Based on the changes in the job functions, the related payroll expense is classified within “Route expense”, which the Company defines as the employee costs incurred to provide service and deliver products to customers.  To facilitate comparability between the periods presented in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the twelve months ended December 31, 2013 certain selling, general and administrative expenses have been reclassified to route expense to conform to the current period’s presentation which resulted in an $11.9 million increase in route expense and a $11.9 million decrease in selling, general and administrative expense.  The reclassification for the twelve months ended December 31, 2012 resulted in a $12.5 million increase in route expense and a $12.5 million decrease in selling, general and administrative expense.  There was no impact to loss from continuing operations, net loss or loss per share as a result of the 2013 and 2012 reclassifications.

NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets have been recognized in connection with the Company’s acquisitions and substantially all of the balance is expected to be fully deductible for income tax purposes over 15 years.  Changes in the carrying amount of goodwill during the years ended December 31, 2014 and 2013 were as follows:

	2014	2013
Gross balance- beginning	$5,821	$107,228
Additions related to acquisitions (Note 3)	-	150
Adjustment to the lower of carrying or fair market value for Assets Held for Sale (Note 2)	-	(4,703)
Reclassification of goodwill to Assets Held for Sale (Note 2)	-	(2,790)
Dispositions (Note 2)	-	-

Gross balance – ending	5,821	99,885
Accumulated impairment loss	(5,821)	(94,064)
Net balance – ending	$-	$5,821

The Company’s accounting policy was to perform an annual goodwill impairment test in the fourth quarter or more frequently whenever events or circumstances indicated that goodwill or the carrying value of intangible assets may not be recoverable.  On a quarterly basis, we monitor the key drivers of fair value to detect the existence of indicators or changes that would warrant an interim impairment test for our goodwill and intangible assets.   Due to a shortfall in sales compared to expectations in the quarter ended June 30, 2014, the Company elected to bypass the qualitative analysis step and proceed directly to step 1 of the goodwill impairment test.  Step 1 of the goodwill impairment test was performed with the assistance of an independent valuation specialist using the discounted cash flow method (“DCF”.)  Based on this analysis, it was determined that the Company’s net book value exceeded its fair value thereby necessitating the performance of step 2 of the goodwill impairment test.  The decrease in estimated fair value was driven by lower actual revenue compared to 2014 projections.  The growth rates for the second half of 2014 and the first half of 2015 were revised to reflect the lower revenue during the six months ended June 30, 2014.  The effect of these revisions resulted in a loss of estimated fair value resulting in a write-off of the remaining goodwill balance with a non-cash impairment charge of $5.8 million during 2014.

In connection with its 2013 fourth quarter evaluation of goodwill, the Company elected to bypass the qualitative analysis step and proceed directly to step 1 of the goodwill impairment test.  This decision was based largely on the results of the 2013 third quarter interim impairment test that indicated the Company’s goodwill was at high risk of impairment given the narrow difference identified between fair value and book value.  It was determined that the Company’s net book value exceeded its fair value thereby necessitating the performance of step 2 of the goodwill impairment test.  In performing Step 2 of the impairment test, with the assistance of valuation specialists, we compared the implied fair value of the reporting unit’s goodwill to its carrying value.  This test resulted in a non-cash impairment charge of $93.2 million in 2013.  The goodwill impairment can be attributed to the Company’s history of operating losses and continued deterioration of its stock price.

We believe the cash flow projections and valuation assumptions used were reasonable and consistent with market participants. The key variables that drive our cash flows are customer growth and attrition and operational efficiencies.  The terminal value growth rate assumption as well as the WACC rate both represent additional key variables in the DCF model.  The estimates and assumptions used are subject to uncertainty.

Other Intangible Assets

	Weighted-average Amortization Period (Years)		Carrying Amount	Accumulated Amortization	Net
At December 31, 2014
Customer relationships	8.9		$50,635	$(27,838)	$22,792
Non-compete agreements	4		9,098	(8,032)	1,066
Formulas	20		4,544	(767)	3,777
Trademarks/ Trade names	(A	)	2,151	(340)	1,811
Total			$66,428	$(36,982)	$29,446

At December 31, 2013
Customer relationships	8.9		$50,635	$(22,060)	$28,575
Non-compete agreements	4		9,098	(6,380)	2,718
Formulas	20		4,544	(545)	3,999
Trademarks/ Trade names	(A	)	2,059	(340)	1,719
Total			$66,336	$(29,325)	$37,011

(A) Consist of indefinite lived and finite lived intangible assets.

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

Amortization expense was $7.7 million, $8.1 million, and $8.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, estimated future amortization of separately identifiable intangibles for each of the next five years and thereafter is: 2015 -$6.3 million, 2016 - $4.2 million, 2017 - $3.5 million, 2018 - $3.5 million, 2019 - $3.5 million and thereafter - $6.6 million.

NOTE 6 — INVENTORY

Inventory is comprised of the following components at December 31, 2014 and 2013:

	December 31,
	2014	2013
Finished goods	$12,285	$11,587
Raw materials	2,781	2,042
Work in process	360	403
Total	$15,426	$14,032

NOTE 7 — PROPERTY AND EQUIPMENT

Property and equipment, net as of December 31, 2014 and 2013 consist of the following:

	December 31,
	2014	2013
Items in service	$48,928	$47,851
Equipment, laundry facility equipment and furniture	10,276	9,456
Vehicles	2,380	2,723
Computer equipment	2,312	2,480
Computer software	7,378	7,236
Building and leasehold improvements	6,191	6,127
	77,465	75,873
Less accumulated depreciation and amortization	(40,428)	(32,031)
Property and equipment, net	$37,037	$43,842

        Depreciation and amortization expense on property and equipment for the years ended December 2014, 2013, and 2012 was $13.6 million, $14.0 million, and $12.3 million, respectively. The cost and accumulated depreciation of fully depreciated assets are removed from the accounts when assets are disposed.

As of December 31, 2014 and 2013, computer software includes costs of $6.3 million and $6.1 million, respectively, for upgrades to our enterprise reporting management system and the development of our technology platform for field service operations, accounting, billing and collections. The accumulated depreciation was $5.0 million and $4.1 million as of December 31, 2014 and 2013, respectively. The weighted average amortization period for capitalized software costs is 7 years. Depreciation and amortization expense for capitalized computer software costs was $0.9 million for each of the years ended December 31, 2014, 2013, and 2012. At December 31, 2014, estimated amortization of computer software costs for each of the next five years is: 2015 - $0.4 million, 2016 - $0.3 million, 2017 - $0.3 million, 2018 - $0.2 million, and $0.1 million thereafter.

As of December 31, 2014, property and equipment includes $0.4 million in recorded capital leases with $0.2 million in accumulated depreciation. The gross amount of property and equipment recorded under capital leases consists of $0.2 million in computers and $0.2 million in machinery and equipment.  As of December 31, 2013, property and equipment includes $0.9 million recorded in capital leases with $0.4 million in accumulated depreciation. The gross amount of property and equipment recorded under capital leases consists of $0.2 million in computers, $0.1 million in machinery and equipment and $0.6 million in dish machines.

NOTE 8 — LONG-TERM DEBT AND OBLIGATIONS

The major components of debt as of December 31, 2014 and 2013 consist of the following:

	December 31,
	2014	2013
Notes payable	$1,193	$1,721
Convertible promissory notes, 4.0%: maturing at various dates through 2016	832	2,679
Capitalized lease obligations and other financing	1,044	2,854
Total debt and obligations	3,069	7,254
Long-term debt and obligations due within one year	(1,884)	(5,251)
Long-term debt and obligations	$1,185	$2,003

At December 31, 2014, principal debt payments due for each of the next five years and thereafter are: 2015 - $1.9 million, 2016 - $0.5 million, 2017 - $0.3 million, 2018 - $0.3 million, and thereafter – $0.1 million.

Acquisition Related Notes Payable

In connection with certain acquisitions, the Company incurred or assumed notes payable as part of the purchase price. Two of the seller notes payable totaling $1.2 million as of December 31, 2014 are secured by letters of credit and the remaining notes payable are secured by the Company. At December 31, 2014 and 2013, these obligations bore interest at rates ranging between 3.7% and 4.0%.

Capital lease obligations and Other Financing

The Company has entered into capitalized lease obligations with third party finance companies to finance the cost of certain dish machines. At December 31, 2014 and 2013, these obligations bore interest at rates ranging between 4.0% and 18.4%.  The Company has also entered into notes payables with third party finance companies to pay various insurance premiums.  At December 31, 2014 and 2013, these obligations bore interest at rates ranging between 2.3% and 2.8%.

Convertible promissory notes

During 2012 and 2011, the Company issued eighteen convertible promissory notes with an aggregate principal value of $10.9 million as part of total consideration paid for acquisitions that were recorded at fair value on the date of issuance. The Company makes quarterly cash payments through each note’s maturity date. The ability to settle these notes with shares exist at the Company’s election into a maximum of 2,823,853 shares of common stock. The Company may settle these notes at any time prior to and including the maturity date any portion of the outstanding principal amount, plus accrued interest in a combination of cash and shares of common stock. To the extent that the Company’s common stock is part of such settlement, the settlement price is the most recent closing price of the Company’s common stock on the trading day prior to the date of settlement.  Although none of these notes have been settled to date with shares, if all notes outstanding at December 31, 2014 were to be settled with shares, the Company would issue approximately 444,886 shares of common stock. These notes do not require remeasurement to fair value after the business combination dates.

During 2011, the Company issued two convertible promissory notes with an aggregate principal value of $3.4 million as part of total consideration paid for acquisitions and were recorded at fair value on the date of issuance, maturing in 2012 and 2013. The holder was able to convert all or a portion of the principal and interest into shares of the Company’s common stock at any time, but not later than the maturity date at a fixed conversion rate of $5.00 per share. In addition, the Company had the option to deliver at any time prior to and including the maturity date any portion of the outstanding principal and accrued interest in shares of common stock. The conversion price at which the principal and accrued interest subject to settlement would be converted to common stock is the lesser of (i) the volume weighted average price for the five trading days on NASDAQ immediately prior to the date of conversion, and (ii) the fixed conversion rate; provided, however, that the closing price per share of common stock as reported on NASDAQ on the trading day immediately preceding the date of conversion was not less than $5.00. The notes were convertible by the holder into a maximum 675,040 shares of the Company’s common stock although conversion never occurred. The Company made the last required cash payment on these notes during the fourth quarter of 2012.  These notes were carried at fair value and the Company adjusted their carrying value to fair value through operating results as described further in Note 9, “Fair Value Measurements."

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

2014 Revolving Credit Facility

On August 29, 2014, the Company entered into a $20.0 million revolving credit facility, through the execution of a Loan and Security Agreement, by and among the Company, as Guarantor, and certain subsidiaries of the Company, collectively, as Borrower, and Siena Lending Group LLC, as Lender (the “Credit Facility”).  The Credit Facility matures on August 29, 2017.  Interest on borrowings under the Credit Facility will accrue at the Base Rate plus 2.00% and will be payable monthly.  Base Rate is defined as the greater of (1) the Prime Rate, (2) the Federal Funds Rate plus 0.50%, or (3) 3.25%.  Borrowings and availability under the Credit Facility are subject to a borrowing base and limitations, and compliance with other terms specified in the agreement.  Borrowings under the Credit Facility are secured by a first priority lien on certain of the Company’s and its subsidiaries’ assets.  The calculated borrowing base as of December 31, 2014 was $13.3 million, of which $4.4 million was outstanding under letters of credit and $8.9 million was unused.  The Credit Facility contains certain customary representations and warranties, and certain customary covenants on the Company’s ability to, among other things, incur additional indebtedness, create liens or other encumbrances, sell or otherwise dispose of assets, pay dividends, and merge or consolidate with other entities or enter into a change of control transaction. The Credit Facility contains various events of default.  The Company was not in default with covenants under the Credit Facility as of December 31, 2014. As of March 30, 2015, the balance on the Credit Facility is $3.2 million.

 NOTE 9 — FAIR VALUE MEASUREMENTS

The fair value of the above convertible promissory notes issued as part of acquisitions is based primarily on a Black-Scholes pricing model. The significant management assumptions and estimates used in determining the fair value include the expected term and volatility of the Company’s common stock. The expected volatility is based on an analysis of industry peer's historical stock price over the term of the note, which is estimated at approximately 25.0%. The Company believes that using a peer group stock volatility rate is appropriate given the Company’s relatively short history as a public company, which involved a high growth phase and the audit committee investigation, discussed further in Note 16 “Commitments and Contingencies,” which resulted in the delinquent filings of certain of the Company's financial statement filings with the SEC related to 2011 and 2012. The convertible promissory notes are Level 3 financial instruments since they are not traded on an active market and there are unobservable inputs, such as expected volatility used to determine the fair value of these instruments.

In addition, during 2011, the Company issued an earn-out that was to be settled in up to 90,909 shares of common stock held in escrow within one year from the date of acquisition or once the acquired business’s revenue achieves an agreed upon level. In 2012, the Company released from escrow all 90,909 shares of common stock to the sellers. The following table is a reconciliation of changes in fair value of the notes and contingent earn-outs that are required to be marked to market each subsequent reporting period under generally acceptable accounting principles, and have been classified as Level 3 in the fair value hierarchy for the years ended December 31, 2014 and 2013:

	2014	2013

Balance at beginning of period	$-	$886
Settlement/conversion of convertible promissory notes	-	(886)
Balance at end of period	$-	$-

         In connection with a distribution agreement entered into in December 2010, the Company provided a guarantee that the distributor's operating cash flows associated with the agreement would not fall below certain agreed-to minimums, subject to certain pre-defined conditions, over the ten year term of the distribution agreement.  If the distributor's annual operating cash flow does fall below the agreed-to annual minimums, the Company will reimburse the distributor for any such short fall up to a pre-designated amount. No value was assigned to the fair value of the guarantee at December 31, 2014 and December 31, 2013 based on a probability assessment of the projected cash flows. This liability would be considered a Level 3 financial instrument given the unobservable inputs used in the projected cash flow model.  There have been no transfers between Level 1, 2, and 3 financial instruments during the three years ended December 31, 2014.

Non-Recurring Fair Value Measurements

 There were no assets held for sale at December 31, 2014.  The asset held for sale balance at December 31, 2013 was $4.5 million.   Total impairment adjustments to the estimated fair value of the Company’s assets held for sale for the twelve months ended December 31, 2014 and 2013 were $3.0 million and $6.4 million, respectively.  Fair value is based on the estimated net proceeds from the sale of the assets which are derived based on a number of factors; including standard industry multiples of revenues or operating metrics and the status of ongoing sales negotiations and asset purchase agreements where available.  Our estimates of fair value are regularly reviewed and subject to changes based on market conditions, changes in the customer base of the operations or routes and our continuing evaluation as to the facility's acceptable sale price. These assets are measured using Level 3 inputs.

NOTE 10 — ADVANCES FROM SHAREHOLDERS

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

NOTE 11 —OTHER RELATED PARTY TRANSACTIONS

The Company paid fees for training course development and utilization of the delivery platform from a company, the majority of which is owned by a partnership in which a former director and two former executives of the Company have a controlling interest.  Fees paid during fiscal years 2014, 2013 and 2012 were $0.1 million in each of the three years.

 The Company purchased chemical products from an entity owned, in full or in part, by a Company employee.  Purchases were $5.4 million, $7.2 million and $7.4 million for the fiscal years ended 2014, 2013, and 2012, respectively.  At December 31, 2014 and 2013, the Company has $0.3 million and $0.6 million included in accounts payable to these entities, respectively.

During the year ended December 31, 2014, the Company was obligated to make lease payments pursuant to certain real property and equipment lease agreements with employees that were former owners of acquired companies. During 2014, 2013, and 2012, the Company paid $0.9 million, $1.2 million and $1.3 million, respectively, related to these leases.

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

NOTE 12 — INCOME TAXES

Net loss from continuing operations before income taxes for the years ended December 31, 2014, 2013 and 2012 includes:

	2014	2013	2012
Domestic	$(42,457)	$(152,061)	$(61,400)
Foreign	(4,440)	(1,065)	(622)

Net loss from continuing operations before income taxes	$(46,897)	$(153,126)	$(62,022)

The components of the income tax (benefit) expense on continuing operations for the years ended December 31, 2014, 2013 and 2012 includes:

	2014	2013	2012
Current Federal, state and foreign	$2	$(41)	$383
Deferred:
Federal and state	13	(2,596)	18,565
Foreign	(104)	43	(195)
Total income tax (benefit) expense	$(89)	$(2,594)	$18,753

    A reconciliation of the statutory U.S. Federal income tax rate to the Company’s effective income tax rate applicable to continuing operations for the years ended December 31, 2014, 2013, and 2012 is as follows:

	2014	2013	2012

U.S. Federal statutory rate	35%	35%	35%
State and local taxes, net of Federal benefit	3	3	3
Goodwill impairment	(1)	(3)	-
Other permanent expenses	(1)	-	-
Change in valuation allowance	(36)	(33)	(68)
Effective income tax rate	-%	2%	(30	) %

Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets and liabilities from continuing operations are as follows:

	2014	2013
Deferred tax assets
Basis difference in goodwill	$26,449	$29,040
Net operating loss carryforward	55,862	39,772
Basis difference in other intangible assets	3,462	2,838
Stock based compensation	3,498	3,382
Allowance for uncollectible receivables	1,184	908
State basis difference in property and equipment	890	916
Inventory	550	1,559
Accrued liabilities	1,827	2,205
Other	127	127
Total deferred income tax assets	93,849	80,747
Valuation allowance	(86,784)	(71,363)
Net deferred tax assets	7,065	9,384

Deferred tax liabilities
Basis difference in property and equipment	7,089	9,502
Total deferred tax liabilities	7,089	9,502

Total net deferred income tax liabilities	$24	$118

The net deferred income tax liability of $0.1 million as of December 31, 2014 consists of the current asset of $0.5 million and non-current liability of $0.6 million.  The net deferred income tax liability of $0.1 million as of December 31, 2013 consists of the current asset of $0.9 million and non-current liability of $1.0 million.

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

Due to the impairment of goodwill for book purposes as of June 30, 2014, a deferred tax asset exists related to goodwill for the Canadian subsidiary.  Given the change from 2013 to 2014, from a deferred tax liability to a deferred tax asset, a tax benefit for 2014 of approximately $0.1 million was recognized.

On September 13, 2013 the U.S. Department of the Treasury issued final regulations that provide guidance on capitalization of tangible property.  These regulations will result in our adoption of certain accounting method changes with respect to property and equipment, inventory and supplies.  We are currently analyzing these accounting method changes, which will be adopted during the 2015 tax year, but we do not believe they will have a material impact on the consolidated financial statements.

The Company has incurred significant net losses for financial reporting purposes. Recognition of deferred tax assets will require generation of future taxable income. A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. During the twelve month period ended December 31, 2014, the Company concluded that the likelihood of realization of the benefits associated with its U.S. deferred tax assets does not reach the level of more likely than not.  As a result, the Company continues to recognize a full valuation allowance on all U.S. deferred tax assets as of at December 31, 2014.   As of each reporting date, the Company will consider new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets.  The Company does not consider the deferred tax liabilities related to indefinite lived intangible assets when determining the need for a valuation allowance.

At December 31, 2014 and 2013, net operating loss (“NOL”) carryforwards for federal income tax purposes were $145.9 million and $104.4 million. The Federal NOL’s will begin to expire in 2030 and the various state NOL’s will begin to expire between the years 2025 and 2030.

We have no recorded uncertain tax positions, therefore, there would be no impact to the effective tax rate. The Company includes interest and penalties accrued in the consolidated financial statements as a component of interest expense. No significant amounts were required to be recorded as of December 31, 2014 and 2013 or during the three year period ended December 31, 2014. The tax years ended December 31, 2011 through December 31, 2014 are considered to be open under statute and therefore may be subject to examination by the Internal Revenue Service and various state jurisdictions. We do not expect the unrecognized tax benefits to change significantly over the next 12 months.

NOTE 13 — EQUITY MATTERS

Comprehensive Loss

A summary of the changes in each component of accumulated other comprehensive loss for the year ended December 31, 2014 is provided below:

	Foreign Exchange	Defined Benefit Plan	Total
Balance at December 31, 2013	$(94)	$(435)	$(529)
Current period other comprehensive loss	(31)	(747)	(778)
Balance at December 31, 2014	$(125)	$(1,182)	$(1,307)

Stock Based Compensation

In November 2010, our board of directors approved, subject to shareholder approval, the Swisher Hygiene Inc. 2010 Stock Incentive Plan (the “SIP Plan”) to attract, retain, motivate and reward key officers and employees. The SIP Plan, which was approved by shareholders in May 2011 allows for the grant of stock options, restricted stock units and other equity instruments up to a total of 1,140,000 shares of the Company’s common stock.

All options are exercisable at a price equal to the closing market value of the Company’s common stock on the date immediately preceding the grant.  Options generally vest in four equal annual installments beginning on the first anniversary of the grant date and generally expire ten years from the date of grant.  Restricted stock units are issued at the closing market value of the Company’s common stock on the date immediately preceding the grant and generally vest over four years with the first vesting occurring twelve months after the award and the remaining vesting occurring on the subsequent anniversary dates of the award.  Recipients of both options and restricted stock units may not sell or transfer their shares until the recipient receives the shares underlying the award.

 Stock Option Activity

A summary of the Company’s stock option activity and related information for 2014 and 2013 is as follows:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Balance at December 31, 2012	305,366	$43.84
Options granted	321,632	$7.89
Options cancelled	(101,118)	$46.14
Options exercised	-
Balance at December 31, 2013	525,880	$22.05
Options granted	378,000	$4.10
Options cancelled	(194,634)	$18.00
Options exercised	-
Balance at December 31, 2014	709,246	$13.59	8.66	$-

Expected to Vest after December 31, 2014	138,094	$12.21	8.47	$-
Exercisable at December 31, 2014	153,924	$33.85	7.05	$-

    The aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable.  Total intrinsic value of options at time of exercise was $0.0 million, $0.0 million and $0.2 million for 2014, 2013 and 2012, respectively.  The weighted average grant-date fair value of options granted was $1.47, $2.80 and $7.20 for 2014, 2013 and 2012, respectively.

In connection with the Merger, options previously issued by CoolBrands that were outstanding at the date of the Merger were fully vested and all related compensation expense was recognized by CoolBrands prior to November 2, 2010, the Merger date. At December 31, 2012, 17,500 options remain outstanding and exercisable at a weighted average price of $7.89, weighted average remaining contractual life of 1.6 years and an aggregate intrinsic value of $0.2 million. At December 31, 2013, 17,500 options remain outstanding and exercisable at a weighted average price of $7.89, weighted average remaining contractual life of 0.6 years and an aggregate intrinsic value of $0.0 million.  At December 31, 2014, 6,000 options remain outstanding and exercisable at a weighted average price of $11.50, weighted average remaining contractual life of 0.2 years and an aggregate intrinsic value of $0.0 million.

The exercise prices for options granted during 2014 and 2013 ranged from $4.04 to $4.80 per share and $5.90 to $9.30 per share, respectively.

Restricted Stock Units

A summary of the Company’s restricted stock activity for 2014 and 2013 is as follows:

	Number of Restricted Stock Units	Weighted - Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)

Balance at December 31, 2012	89,660	$51.47	$1.6
Granted	32,229	$12.32
Vested	(66,921)	$31.57
Forfeited	(16,782)	$40.53
Balance at December 31, 2013	38,186	$56.06	$0.2
Granted	53,873	$3.71
Vested	(73,786)	$17.67
Forfeited	(11,507)	$42.26
Balance at December 31, 2014	6,766	$81.38	$-

Stock Based Compensation

Stock based compensation cost for stock options as calculated by the Company using Black-Scholes option-pricing model with the following assumptions:

	2014	2013	2012

Expected dividend yield	-	-	-
Risk free interest rate	1.9% - 2.0%	1.5% - 1.9%	0.9% - 1.2%
Expected volatility	32.70%	30.70%	30.70%
Expected life (years)	6.25	6.25	6.25

The expected dividend yield was assumed to be zero as we have not paid, and do not anticipate paying, cash dividends on our shares of common stock. The risk-free interest rate is determined based on a yield curve of U.S. treasury rates based on the expected life of the options granted. The expected volatility was based on an analysis of industry peers historical stock price and the terms of the equity awards.  The Company believes that using a peer group stock volatility rate is appropriate given the Company’s relatively short history as a public company, which involved a high growth phase and the audit committee investigation  discussed further in Note 15 “Commitments and Contingencies,” both of which occurred in 2012.  The expected life is based on the simplified method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected life of our stock options. The Company estimates forfeitures based on estimated turnover by relevant employee categories.  The Company recognizes stock based compensation on a straight line basis over the requisite service period.

For the years ended December 31, 2014, 2013 and 2012, the Company recognized stock based compensation expense of $1.7 million, $2.9 million and $3.5 million, respectively, in the consolidated statements of operations for both stock options and restricted stock units.  At December 31, 2014, the total unrecognized compensation costs related to outstanding stock options and restricted stock units is $1.0 million.

Subsequent to the Company’s notification from NASDAQ in June of 2013, that indicated the Company had completed all outstanding filing requirements and had regained compliance with NASDAQ listing rules, the Company was in a position to settle previously vested RSUs. During 2013, the Company issued the underlying 832,819 shares of common stock and withheld 274,061 shares to cover the required statutory withholding tax totaling $0.2 million, which was determined based on the closing price of our common stock on the date of issuance.  These shares are considered retired under the provisions of the Swisher Hygiene Inc. 2010 Stock Incentive Plan. See Note 16, "Commitments and Contingencies" - in the Other Related Matters section.

NOTE 14 — RETIREMENT PLAN

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

 The following table reconciles the changes in benefit obligations and Plan assets as of December 31, 2014 and 2013 and reconciles the funded status to accrued benefit cost at December 31, 2014 and 2013:

Benefit Obligation (In thousands)

At December 31, 2012	$3,421
Interest cost	125
Actuarial gain	(353)
Benefit payments	(117)
At December 31, 2013	3,076
Interest cost	139
Actuarial loss	697
Benefit payments	(117)
At December 31, 2014	$3,795

Plan Assets (In thousands)

At December 31, 2012	$2,045
Actual return on plan assets	272
Employer contributions	21
Benefit payments	(117)
At December 31, 2013	2,221
Actual return on plan assets	108
Employer contributions	98
Benefit payments	(117)
At December 31, 2014	$2,310

As of December 31, 2014 and 2013, the net underfunded status of the defined benefit plan is $1.5 million and $0.8 million, respectively, which is recognized as accrued benefit cost in other long-term liabilities on the Consolidated Financial Statements.  Unrecognized (gains) losses recorded in accumulated other comprehensive loss in the consolidated financial statements were ($1.2) million, ($0.5) million and $0.1 million for the periods ended December 31, 2014, 2013 and 2012, respectively.

The following table provides the components of the net periodic benefit cost (income) for each of the respective fiscal years:

	2014	2013	2012

Interest cost	$139	$125	$131
Expected return on Plan assets	(166)	(149)	(138)
Recognized net actuarial loss	8	27	21
Net periodic benefit cost (income)	$(19)	$3	$14

 The key assumptions used in the measurement of the benefit obligation are the discount rate and the expected return on Plan assets for each of the respective years are:

	2014	2013	2012

Discount rate	3.8%	4.6%	3.7%
Expected return on Plan assets	7.5%	7.5%	7.5%

The rate used to discount pension benefit plan liabilities was based on the Citigroup Pension Discount Curve at December 31, 2014 and 2013. The estimated future cash flows for the pension obligation were matched to the corresponding rates on the yield curve to derive a weighted average discount rate.

The expected return on Plan assets was developed by determining projected stock and bond returns and then applying these returns to the target asset allocations of the employee benefit trusts, resulting in a weighted average return on Plan assets. The actual historical returns of the Plan assets were also considered.

Based on the latest actuarial report as of December 31, 2014, the Company expects that there will be minimum regulatory funding requirements of $0.1 million that will need to be made during fiscal 2015.

Expected benefit payments under the Plan over future years are:  2015 - $0.1 million, 2016 - $0.2 million, 2017 - $0.2 million, 2018 - $0.2 million, 2019 - $0.2 million and 2020 to 2024 – $1.0 million.

 Plan Assets

The Company’s investment strategy is to obtain the highest possible return commensurate with the level of assumed risk. Investments are well diversified within each of the major asset categories. The Company’s allocation of Plan assets and target allocations are as follows:

	Fair Value Measurements
	Level 1 as of December 31,
	2014	2013
Equities:
U. S.	$1,116	$1,205
International	337	340
Fixed Income:
U. S.	560	554
International	82	81
Cash, cash equivalents and other	215	51
Total	$2,310	$2,231

The U.S. and International equities are actively traded on a public exchange and are considered Level 1 assets. The fixed income securities are corporate and government bonds that are valued based on prices in active markets for identical transactions and are considered Level 1 assets. There were no Plan assets categorized as Level 2 or Level 3 as of December 31, 2014 or 2013. There were no significant transfers between Level 1, 2, or Level 3 during the fiscal years 2014 or 2013. See Note 1, “Operations and Summary of Significant Accounting Policies,” for a description of the fair value hierarchy.

 NOTE 15 — LOSS PER SHARE

        Basic net loss from continuing operations and discontinuing operations attributable to common stockholders per share is computed by dividing the applicable net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period.  Shares of common stock underlying outstanding stock options of which the market price of the common stock is lower than the exercise price of the related options were not considered for any dilutive earnings per share calculation.  Shares of common stock underlying unvested restricted stock awards of 6,766, 38,234 and 395,180 were not included in the computation of diluted loss per share for 2014, 2013 and 2012, respectively, as their inclusion would be anti-dilutive.

NOTE 16 — COMMITMENTS AND CONTINGENCIES

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

Securities Litigation

Between March 30, 2012 and May 24, 2012, six stockholder lawsuits were filed in federal courts in North Carolina and New York asserting claims relating to the Company's March 28, 2012 announcement regarding the Company's Board’s conclusion that the Company's previously issued interim financial statements for the quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011, and the other financial information in the Company's quarterly reports on Form 10-Q for the periods then ended, should no longer be relied upon and that an internal review by the Company's Audit Committee primarily relating to possible adjustments to the Company's financial statements was ongoing.

On March 30, 2012, a purported Company stockholder commenced a putative securities class action on behalf of purchasers of the Company's common stock in the U.S. District Court for the Southern District of New York against the Company, the former President and Chief Executive Officer ("former CEO"), and the former Vice President and Chief Financial Officer ("former CFO"). The plaintiff asserted claims alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") based on alleged false and misleading disclosures in the Company's public filings. In April and May 2012, four more putative securities class actions were filed by purported Company stockholders in the U.S. District Court for the Western District of North Carolina against the same set of defendants. The plaintiffs in these cases asserted claims alleging violations of Sections 10(b) and 20(a) of the Exchange Act based on alleged false and misleading disclosures in the Company's public filings. In each of the putative securities class actions, the plaintiffs sought damages for losses suffered by the putative class of investors who purchased the Company’s common stock.

On May 21, 2012, a stockholder derivative action was brought against the Company's former CEO and former CFO and the Company's then directors for alleged breaches of fiduciary duty by another purported Company stockholder in the Southern District of New York. In this derivative action, captioned Arsenault v. Berrard, et al., 1:12-cv-4028, the plaintiff seeks to recover for the Company damages arising out of the then possible restatement of the Company's financial statements.

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

On August 13, 2012, the MDL Panel granted the motion to centralize, transferring the actions filed in the Southern District of New York to the Western District of North Carolina as part of MDL No. 2384, captioned In re Swisher Hygiene, Inc. Securities and Derivative Litigation. In response, on August 21, 2012, the Western District of North Carolina issued an order governing the practice and procedure in the actions transferred to the Western District of North Carolina as well as the actions originally filed there.  On October 18, 2012, the Western District of North Carolina held an Initial Pretrial Conference at which it appointed lead counsel and lead plaintiffs for the securities class actions, and set a schedule for the filing of a consolidated class action complaint and defendants' time to answer or otherwise respond to the consolidated class action complaint. The Western District of North Carolina stayed the Arsenault derivative action pending the outcome of the securities class actions.

On April 24, 2013, lead plaintiffs filed their first amended consolidated class action complaint (the "Class Action Complaint") asserting similar claims as those previously alleged as well as additional allegations stemming from the Company's restated financial statements. The Class Action Complaint also named the Company's former Senior Vice President and Treasurer as an additional defendant who was later dismissed from the case. On June 24, 2013, defendants moved to dismiss the Class Action Complaint.  Briefing on the motions to dismiss was completed on August 9, 2013.

Although the Company believed it had meritorious defenses to the asserted claims in the securities class actions in the United States, the defendants and plaintiffs agreed to the terms of a settlement and on February 5, 2014 executed a settlement agreement that, following approval by the Western District of North Carolina, would resolve all claims in the securities class actions pending there (the "Settlement").  The Settlement provided that the defendants would make a set cash payment totaling $5,500,000, all from insurance proceeds, to settle all of the securities class actions, and full and complete releases would be provided to defendants.  On March 11, 2014, the Western District of North Carolina issued a preliminary order approving the Settlement, and scheduled a hearing for August 6, 2014.  That same day, the Western District of North Carolina also issued an order terminating defendants’ pending motions to dismiss the Class Action Complaint as moot in light of the Settlement.  On August 6, 2014, following a hearing, the Western District of North Carolina approved the Settlement, and issued an Order and Final Judgment that, among other things, dismissed the securities class actions pending in the United States with prejudice and provided for full and complete releases to defendants. The Arsenault derivative action is still pending.

On June 11, 2013, an individual action was filed in the U.S. District Court for the Southern District of Florida captioned Miller, et al. v. Swisher Hygiene, Inc., et al., No. 0:13-CV-61292-JAL, against the Company, its former CEO and former CFO, and a former Company director, bringing state and federal claims founded on the allegations that in deciding to sell their company to the Company, plaintiffs relied on defendants' statements about such things as the Company's accounting and internal controls, which, in light of the Company’s restatement of its financial statements, were false. On July 17, 2013, the Company notified the MDL Panel of this action, and requested that it be transferred and centralized in the Western District of North Carolina with the other actions pending there. On July 23, 2013, the MDL Panel issued a Conditional Transfer Order (the "Miller CTO"), conditionally transferring the case to the Western District of North Carolina. On July 29, 2013, plaintiffs notified the MDL Panel that they would seek to vacate the Miller CTO. In light of the proceedings in the MDL Panel, defendants requested that the Southern District of Florida stay all proceedings pending the MDL Panel's ruling. On August 6, 2013, the Southern District of Florida issued a stay of all proceedings pending a ruling by the MDL Panel.  On October 2, 2013, following briefing on the issue of whether the Miller CTO should be vacated, the MDL Panel issued an order transferring the action to the Western District of North Carolina.  The Company and the individual defendants filed motions to dismiss the complaint on March 20, 2014.  Briefing on the motions to dismiss was completed on May 12, 2014.  On June 2, 2014, plaintiffs filed a motion with the Western District of North Carolina seeking a suggestion for remand from that Court to the MDL Panel. Briefing on that motion was completed on June 26, 2014. Oral argument on the motions to dismiss and motion for suggestion for remand were heard on July 22, 2014.   On August 5, 2014, the Western District of North Carolina denied plaintiffs' motion for suggestion for remand.  On October 22, 2014, the Company filed a notice of supplemental authority in support of its motion to dismiss the complaint in this action.  On November 4, 2014, plaintiffs filed a response to the notice of supplemental authority.

On July 11, 2013, a purported stockholder filed a derivative action on behalf of the Company in the General Court of Justice, Superior Court Division in the State of North Carolina, Mecklenburg County, captioned Borthwick v. Berrard, et. al., No. 13-CVS-12397. The action asserted claims against the Company as a nominal defendant, its former CEO and former CFO, and certain former and current Company directors for breaches of fiduciary duties, gross mismanagement, abuse of control, waste of corporate assets, and aiding and abetting thereof in connection with the Company's restatement of its financial statements. Among other things, the action sought damages on behalf of the Company and an order directing the Company to implement corporate governance reforms. On August 7, 2013, the Company filed a notice to remove the action from the General Court of Justice, Superior Court Division in the State of North Carolina, Mecklenburg County to the Western District of North Carolina. On August 30, 2013, the Company moved to consolidate this action with the actions previously consolidated before the Western District of North Carolina, and to stay the action. On September 25, 2013, the Western District of North Carolina granted the Company's motion to consolidate and stay the action.  On October 23, 2014, following its approval of the settlement of the securities class actions, the Western District of North Carolina set a briefing schedule whereby the Company, as nominal defendant, filed a motion to dismiss the derivative action on November 4, 2014.  Pursuant to the schedule, the remaining defendants did not need to file any motions to dismiss until after the Court ruled on the Company's motion.  On December 10, 2014, the parties filed a Stipulation and Proposed Order for the dismissal of the complaint filed in this action with prejudice.  On December 11, 2014, the Western District of North Carolina issued an order dismissing the Borthwick action with prejudice.

On December 17, 2013, a purported stockholder commenced a putative securities class action on behalf of purchasers of the Company's common stock on the Toronto Stock Exchange or any other Canadian trading platforms in the Ontario Superior Court of Justice, captioned Edwards v. Swisher Hygiene, Inc., et al., CV 13-20282 CP, against the Company, the former CEO and former CFO.  The action alleges claims under Canadian law for alleged misrepresentations of the Company's financial position relating to its business acquisitions.  On February 13, 2014, a Fresh Statement of Claim and Fresh Notice of Action were filed, adding an additional named plaintiff.  On March 28, 2014, another purported stockholder commenced a putative securities class action on behalf of purchasers of the Company's common stock on the Toronto Stock Exchange or any other Canadian trading platforms in the Ontario Superior Court of Justice, captioned Phillips v. Swisher Hygiene, Inc., et al., CV 14-00501096-0000, against the Company, the former CEO, the former CFO and the Company's former Senior Vice President and Treasurer. The action alleges claims under Canadian law stemming from the Company's restatement.

Although the Company believed it had meritorious defenses to the asserted claims in the two securities class actions pending in Canada, the defendants agreed to terms of settlement and executed a settlement agreement resolving all claims in both securities class actions pending there, which was approved by the Ontario Superior Court of Justice by Order dated February 13, 2015 (the "Canadian Settlement").  The Canadian Settlement provides that defendants will make a set cash payment totaling $0.7 million, including legal fees, all from insurance proceeds, to settle all of the Canadian securities class actions, with full and complete releases provided to the defendants.  Notice has been given of the Canadian Settlement.

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

Purchase Obligations and Leases

In connection with a distribution agreement entered into in December 2010, the Company provided a guarantee that the distributor's operating cash flows associated with the agreement would not fall below certain agreed-to minimums, subject to certain pre-defined conditions, over the ten year term of the distribution agreement. If the distributor's annual operating cash flow does fall below the agreed-to annual minimums, the Company will reimburse the distributor for any such short fall up to a pre-designated amount. As discussed in Note, 9 “Fair Value Measurements” no value was assigned to the fair value of the guarantee at December 31, 2014 and December 31, 2013 based on a probability assessment of the projected cash flows. Management currently does not believe that it is probable that any amounts will be paid under this agreement and thus there is no amount accrued for the guarantee in the Consolidated Financial Statements.

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

 The Company leases its headquarters and other facilities, equipment and vehicles under operating leases that expire at varying times through 2024. Future minimum lease payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2014 are:  2015 - $5.8 million, 2016 - $4.8 million , 2017 - $3.5 million, 2018 - $2.5 million, 2019 - $2.3 million, and thereafter - $2.3 million.

Total rent expense for operating leases, including those with terms of less than one year was $6.5 million, $6.3 million and $6.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 17 — OTHER EXPENSE, NET

Other expense consists of the following for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012

Interest Income	$9	$41	$75
Interest Expense	(387)	(485)	(3,406)
Realized and unrealized gain/(loss) on fair value of convertible notes	-	-	66
Earn-out	-	-	170
Foreign Currency	(167)	(5)	(15)
Loss from impairment	-	-	(507)
Other	(1,118)	(205)	524
Total other expenses	$(1,663)	$(654)	$(3,093)

“Other” primarily consists of the loss related to the sale of assets held for sale for the years ended December 31, 2014 and 2013 as described further in Note 2, “Discontinued Operations and Assets Held for Sale”.  During fiscal year 2012, a fire occurred at a linen warehouse of one of the Company’s subsidiaries in Tampa, Florida. The fire heavily damaged the leased building and its contents requiring the building to be demolished. After consideration of the insurance recoveries received, we recorded a gain in other (expense), net on the involuntary conversion of assets of approximately $0.6 million in the fourth quarter of 2012.

NOTE 18 — GEOGRAPHIC INFORMATION

The following table includes our revenue from geographic locations for the years ended December 31, 2014, 2013, and 2012 were:

 Geographic Information

	2014	2013	2012
Revenue
United States	$184,854	$203,453	$220,624
Canada	8,903	10,235	9,897
Total revenue	$193,757	$213,688	$230,521

The following table summarizes our foreign long-lived assets, which relate to our Canadian subsidiaries, as of December 31, 2014 and 2013:

	2014	2013
Long-Lived Assets
Property and equipment, net	$739	$589
Goodwill	$-	$3,291
Other intangibles, net	$528	$1,478

NOTE 19 — QUARTERLY FINANCIAL DATA (UNAUDITED)

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenue	$48,295	$49,955	$49,650	$45,857	$193,757
Gross profit (1)	$26,483	$26,982	$26,979	$24,212	$104,656
Loss from continuing operations	$(13,038)	$(14,706)	$(7,613)	$(9,877)	$(45,234)
Net loss from continuing operations	$(13,792)	$(15,147)	$(7,776)	$(10,093)	$(46,808)
Basic and diluted loss per share	$(0.78)	$(0.86)	$(0.44)	$(0.56)	$(2.64)

2013
Revenue	$52,022	$55,386	$55,916	$50,364	$213,688
Gross profit (1)	$29,457	$30,987	$30,682	$26,977	$118,103
Loss from operations	$(16,742)	$(14,456)	$(12,778)	$(108,496)	$(152,472)
Net loss from continuing operations	$(17,240)	$(14,885)	$(13,192)	$(105,215)	$(150,532)
Basic and diluted loss per share	$(0.98)	$(0.88)	$(0.75)	$(5.94)	$(8.55)

(1)           Revenue less cost of sales, which is exclusive of route expense and related depreciation and amortization.

The following non-recurring transactions occurred during the fourth quarter of fiscal year 2013:  (i) a $93.2 million non-cash goodwill impairment charge recorded in conjunction with the performance of the Company’s annual impairment test that is further described in Note 5, “Goodwill and Other Intangibles” in the Notes to the Consolidated Financial Statements and (ii) a $3.1 million impairment charge related to assets held for sale that is further described in Note 2, Discontinued Operations and Assets Held for Sale,” in the Notes to the Consolidated Financial Statements.

NOTE 20 – SUBSEQUENT EVENT

During March 2015, the Board of Directors of the Company approved a board resolution to sell its remaining non-core linen operation. During the first quarter of 2015, in accordance with ASC 360, Property, Plant and Equipment, these assets will be classified as assets held for sale and will be adjusted to the lower of historical carrying amount or fair value.  The estimated fair value is derived based on the assessment of potential net selling prices.  The carrying value of the assets will be compared to the estimated fair value and if applicable, any write down will be recognized in the first quarter of 2015.  The Company expects the linen operation will be sold in the second quarter of 2015.  The carrying value of the major classes of the assets are as follows:

December 31,
2014
Accounts receivable, net	445
Property and equipment, net	1,957
Customer relationships, net	477
Other intangibles, net	330
Total	$3,209

On March 26, 2015, the Company entered into a letter agreement, dated as of March 25, 2015 ("Letter Agreement"), with its lender, Siena Lending Group LLC, in respect of the occurrence of a Springing DACA Event, as such term is defined in the Credit Facility.  The Letter Agreement temporarily waives, until April 10, 2015, certain cash management requirements and certain enhanced reporting requirements that would otherwise go into effect upon the occurrence of a Springing DACA Event.

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2014

In thousands
	Balance at the Beginning of the Year	Charged to Costs and Expenses	Deductions from Allowance	Balance at the End of the Year
31-Dec-14
Allowances for receivables	$1,999	$196	$1,219	$976
Other allowances	892	-	76	816
	$2,891	$196	$1,295	$1,792
31-Dec-13
Allowances for receivables	$2,335	$936	$1,272	$1,999
Other allowances	437	455	-	892
	$2,772	$1,391	$1,272	$2,891
31-Dec-12
Allowances for receivables	$2,185	$2,396	$2,246	$2,335
Other allowances	471	-	34	437
	$2,656	$2,396	$2,280	$2,772

EXHIBIT INDEX

Exhibit Number	Description
10.38	Second Amendment to Employment Agreement by and between Swisher Hygiene Inc. and William M. Pierce, dated January 31, 2015.
10.39	Letter Agreement, dated as of March 25, 2015, by and among Siena Lending Group LLC and the Borrowers listed thereto.
21.1	Subsidiaries of Swisher Hygiene Inc.
23.1	Consent of BDO USA, LLP.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
__________________
*           Furnished herewith.