Form 10-K/A
period 2014-12-31
Swisher Hygiene Inc.
filed 2015-04-30
CIK 1504747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

Number of shares outstanding of each of the registrant’s classes of Common Stock at April 17, 2015: 17,617,379 shares of Common Stock, $0.001 par value per share.

EXPLANATORY NOTE

Swisher Hygiene Inc. (the “Company” or “Swisher”) is filing this Amendment No. 1 to the Annual Report on Form 10-K/A (“Amendment”) to amend the Annual Report on Form 10-K for the year ended December 31, 2014.

This Amendment is being filed to: (i) include the information required by Items 10 through 14 of Part III of Form 10-K; (ii) amend the cover page of the Form 10-K to (a) delete the reference in the Form 10-K to the incorporation by reference of the definitive Proxy Statement for our 2015 Annual Meeting of Shareholders and (b) update the number of outstanding shares of common stock; and (iii) amend Item 15 of the Form 10-K to include the certifications specified in Rule 13a-14(a) under the Securities Exchange Act of 1934 that are required to be filed with this Amendment.  Except as set forth in the immediately preceding sentence, this Amendment does not amend, modify or update any disclosures contained in the Form 10-K. Nothing contained in this Amendment updates any disclosure contained in the Form 10-K to reflect any events occurring after the filing of the Form 10-K.

SWISHER HYGIENE INC.
ANNUAL REPORT ON FORM 10-K/A
FOR THE YEAR ENDED DECEMBER 31, 2014

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE Directors
The following persons currently serve as members of the Board of Directors.  Directors have been elected to serve until the next annual meeting of shareholders, their earlier resignation or their successors are duly elected and qualified.

Nominee	Age	Current Position with Swisher Hygiene	Director Since

Joseph Burke	57	Director	2014
Richard L. Handley	68	Chairman of the Board	2012
Harris W. Hudson	72	Director	2011
William M. Pierce	64	Director, President and Chief Executive Officer	2013
William D. Pruitt	74	Director	2011
David Prussky	57	Director	2010	(1)
___________
(1)
On November 2, 2010, Swisher International, Inc. completed a merger with Swisher Hygiene (formerly CoolBrands International, Inc.) (the "Merger"). Mr. Prussky served an initial term as a director of CoolBrands from 1994 to 1998 and rejoined the CoolBrands board of directors in February 2010.

Joseph Burke

Mr. Burke has served as a director of Swisher Hygiene since May 2014.  Mr. Burke has served as a Management Consultant – Finance and Operations for Hudson Capital Group since March 2013. Mr. Burke served as a Management Consultant – Finance and Operations for Boston Finance Group, LLC from February 2011 to May 2012. Mr. Burke served as Chief Executive Officer of Lakeland Construction Finance, LLC from 2005 to 2007 and as Executive Vice President in 2008.  Beginning in 1995, Mr. Burke spent ten years with Gateway, Inc. (NYSE: GTW), a worldwide technology pioneer, serving in a number of executive capacities including Chief Executive Officer – Gateway Country (Retail Division), Senior Vice President – Global Business Development, Chief Financial Officer and most recently as Senior Vice President - Business Development. Mr. Burke has been a director of Flagship Community Bank since its founding in 2005 and is the Chairman of the Asset and Liability and Technology Committees. Mr. Burke was a director of Sunair Services Corporation (AMEX: SNR) from 2006 to 2008 and was a member of the Audit Committee. Mr. Burke earned a BA from the University of Florida.

Mr. Burke is an experienced officer and director of public and private companies with the skills necessary to serve as a director. Mr. Burke also has extensive experience in financial matters as a currently licensed certified public accountant, in good standing, and as a former Audit Supervisor of an international accounting firm.

Richard L. Handley

Mr. Handley has served as the Chairman of Swisher Hygiene since June 5, 2013 and as a director of Swisher Hygiene since December 2012. Mr. Handley served as a director of Swisher International, Inc., the Company's predecessor, from 2005 to 2010. Mr. Handley has served as the Senior Vice President, Secretary and General Counsel of Huizenga Holdings, Inc. since May 1997. From May 1997 to December 2004, Mr. Handley also served as Senior Vice President, Secretary, and General Counsel of Boca Resorts, Inc. From October 1995 to May 1997, Mr. Handley served as Senior Vice President and General Counsel of AutoNation Inc. and its predecessor, Republic Industries Inc. Mr. Handley served as a director of Services Acquisition Corp. International from June 2006 to November 2006.  Mr. Handley also serves on the board of certain privately held companies and certain not for profit entities.  Mr. Handley earned a BA from the University of California, Berkeley, a JD from the University of Utah College of Law, and an LLM from Georgetown University.

Mr. Handley is an experienced officer and director of public and private companies with the skills necessary to serve as a director. As an executive officer and director, Mr. Handley has developed knowledge and experience of financial, operational, and managerial matters. He has helped guide numerous public and private companies from early stage development to significant operating entities.

Harris W. Hudson

 Mr. Hudson has served as a director of Swisher Hygiene since January 2011. Mr. Hudson is currently chairman and owner of Hudson Capital Group, an investment company located in Fort Lauderdale, Florida founded by Mr. Hudson in 1997. Mr. Hudson served as Vice Chairman and a director of Republic Services Inc. from 1998 to 2008. Prior to that period, he served in various executive roles from 1995 to 1998 with Republic Service Inc.’s former parent company (then known as Republic Waste Industries, Inc.), including as Chairman of its Solid Waste Group and its President. From 1983 to 1995, Mr. Hudson was Chairman, CEO and President of Hudson Management Corporation, a solid waste collection company that he founded and later merged with Republic Waste Industries. Mr. Hudson also served as Vice President of Waste Management of Florida, Inc. and its predecessor from 1964 until 1982.

Mr. Hudson is an experienced public company officer and director. As a result of his experiences, Mr. Hudson has a thorough knowledge and understanding of financial, operational, compensatory and other issues faced by a public company.

William M. Pierce

Mr. Pierce has served as President and Chief Executive Officer of Swisher Hygiene since September 2013.  He has also served as a director of Swisher Hygiene since June 2013.  Mr. Pierce has served as Senior Vice President at Huizenga Holdings, Inc. since 1990, where he has also served as chief operating officer, chief financial officer and as an officer and director of numerous private companies. Mr. Pierce's positions include Director of VAC, a privately held company, President of Frederica Hospitality Group, LLC, and previously five years as Chief Financial Officer and Executive Vice President of Dolphins Enterprises where he was responsible for all non-football business operations of the Miami Dolphins and Sun Life Stadium, and Chief Operating Officer of two route-based businesses, Sparkle, Inc. and Blue Ribbon Water Company. From 1997 to 2002, Mr. Pierce served as the Senior Vice President and Chief Financial Officer of Boca Resorts Inc., an NYSE-traded company, where he was primarily responsible for the day-to-day oversight and the growth of the company, as well as raising equity and debt in the public markets. Prior to Huizenga Holdings, Mr. Pierce spent 11 years as a senior operating executive of Sky Chefs, a wholly owned subsidiary of American Airlines and seven years in senior management positions in the food and beverage industry. He received his B.S. in Accounting from the University of Texas at El Paso. All of Mr. Pierce's day to day professional efforts and focus are concentrated on Swisher; however, he remains a senior vice president of Huizenga Holdings, Inc.

Mr. Pierce is an experienced officer and director of public and private companies with the skills necessary to serve as a director. As an executive officer and director, Mr. Pierce has developed knowledge and experience of financial, operational, and managerial matters. He has helped guide public and private companies from early stage development to significant operating entities.

William D. Pruitt

Mr. Pruitt has served as a director of Swisher Hygiene since January 2011. Mr. Pruitt has served as general manager of Pruitt Enterprises, LP. and president of Pruitt Ventures, Inc. since 2000. Mr. Pruitt served as an independent board member of the MAKO Surgical Corp., a developer of robots for knee and hip surgery, from 2008 to 2013, when it was sold to Stryker Corp., and served as a member of the MAKO audit committee. Mr. Pruitt has been an independent board member of NV5 Holdings, Inc., a professional services company, and is a member of the NV5 Audit Committee, since April 2013. Mr. Pruitt served as an independent board member of The PBSJ Corporation, an international professional services firm, from 2005 to 2010. Mr. Pruitt served as chairman of the audit committee of KOS Pharmaceuticals, Inc., a fully integrated specialty pharmaceutical company, from 2004 until its sale in 2006. He was also chairman of the audit committee for Adjoined Consulting, Inc., a full-service management consulting firm, from 2000 until it was merged into Kanbay International, a global consulting firm, in 2006. From 1980 to 1999, Mr. Pruitt served as the managing partner for the Florida, Caribbean and Venezuela operations of the independent auditing firm of Arthur Andersen LLP. Mr. Pruitt holds a Bachelor of Business Administration from the University of Miami and is a Certified Public Accountant, in good standing.

Mr. Pruitt is an experienced director of public companies with the skills necessary to serve as a director. Mr. Pruitt also has extensive experience in financial matters as a certified public accountant and as a former managing partner of an accounting firm.

David Prussky

Mr. Prussky was a director and chair of the Audit Committee of CoolBrands. He was an original director of the predecessor to CoolBrands, Yogen Fruz World-Wide Inc. Mr. Prussky served as an investment banker for Patica Securities Limited from August 2002 to January 2012. Mr. Prussky has served as director of numerous public and private companies over the past 17 years, including Carfinco Income Fund, Canada's largest public specialty auto finance business, and Lonestar West Inc., a hydro-vac service business based in Sylvan Lake, Alberta. Mr. Prussky is also a director and chairman of the audit committee of Atrium Mortgage Investment Corporation and Chairman of Griffin Skype Corporation.

Mr. Prussky is an experienced director of public companies with the skills necessary to serve as director. He has helped build numerous public and private entities from the early stages to significant operating entities.

Executive Officers

Our current executive officers and additional information concerning them are below.  For a summary of Mr. Pierce’s background and qualifications, see the Director section above.

Name	Position	Age

William M. Pierce	Director, President and Chief Executive Officer	64
William T. Nanovsky	Senior Vice President and Chief Financial Officer	66
Blake Thompson	Senior Vice President and Chief Operating Officer	60

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

Corporate Governance Principles and Code of Ethics

The Board is committed to sound corporate governance principles and practices. The Board’s core principles of corporate governance are set forth in the Swisher Hygiene Corporate Governance Principles (the “Principles”). In order to clearly set forth our commitment to conduct our operations in accordance with our high standards of business ethics and applicable laws and regulations, the Board adopted a Code of Business Conduct and Ethics (“Code of Ethics”) which is applicable to all directors, officers, and employees. We intend to post amendments to or waivers from our Code of Ethics (to the extent applicable to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer or controller, or persons performing similar functions) on our website at www.swsh.com. A copy of the Code of Ethics and the Principles are available on our corporate website at www.swsh.com. You also may obtain a printed copy of the Code of Ethics and Principles by sending a written request to: Investor Relations, Swisher Hygiene Inc., 4725 Piedmont Row Drive, Suite 400, Charlotte, North Carolina 28210.

Audit Committee

The primary function of the Audit Committee is to assist the Board in fulfilling its responsibilities by overseeing our accounting and financial processes and the audits of our financial statements. The independent auditor is ultimately accountable to the Audit Committee, as representatives of the stockholders. The Audit Committee has the ultimate authority and direct responsibility for the selection, appointment, compensation, retention and oversight of the work of the company’s independent auditor that is engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for the company (including the resolution of disagreements between management and the independent auditors regarding financial reporting), and the independent auditor must report directly to the Audit Committee. The Audit Committee also is responsible for the review of proposed transactions between the company and related parties. For a complete description of our Audit Committee’s responsibilities, you should refer to the Audit Committee Charter which is available on our corporate website at www.swsh.com.

The Audit Committee consists of three (3) directors, Mr. Pruitt, Chairman, Mr. Burke and Mr. Prussky. The Board has determined that the Audit Committee members have the requisite independence and other qualifications for audit committee membership under applicable rules under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and NASDAQ rules. The Board also has determined that Mr. Pruitt is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K under the Exchange Act.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires that our directors, executive officers and persons who beneficially own 10% or more of our stock file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our stock and our other equity securities. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2014, our directors, executive officers and greater than 10% beneficial owners complied with all such applicable filing requirements, except the untimely filing of five Form 4 reports with respect to one transaction for each of Joseph Burke, Richard L. Handley, Harris W. Hudson, William D. Pruitt and David Prussky, and one Form 3 report with respect to one transaction for Joseph Burke.

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This discussion and analysis describes the material elements of compensation paid to, awarded to, or earned by our named executive officers during 2014.  For 2014, our named executive officers, which include the individuals who served as our Chief Executive Officer or Chief Financial Officer during 2014, as well as the other individuals listed in the Summary Compensation Table as the “named executive officers,” are William M. Pierce, William T. Nanovsky and Blake W. Thompson.

The Compensation Committee (the "Committee") of our Board of Directors (the "Board") is responsible for the oversight, implementation, and administration of all of the executive compensation plans and programs. During 2014, Harris W. Hudson and William D. Pruitt served as members of the Committee.  Mr. Hudson serves as Chairman of the Committee.

Our Board recognizes the fundamental interest our stockholders have in the compensation of our executive officers. At the 2014 Annual Meeting, our stockholders approved, on an advisory basis, the compensation of our named executive officers.  We believe that our 2014 compensation policies and decisions remain consistent with the compensation philosophy and objectives and properly align the interests of our named executive officers with the short and long-term goals of the Company and the interests of our stockholders.

Compensation Policies

The core objectives of our compensation programs are to secure and retain the services of high quality executives and to compensate our executives in a manner commensurate to and aligned with the Company's performance and the interests of our stockholders. We seek to achieve these objectives through three principal compensation programs: (1) a base salary, (2) cash incentive compensation, and (3) long-term equity incentive compensation. Base salaries are designed primarily to attract and retain talented executives. Cash incentive compensation is designed to motivate and reward the achievement of selected financial and individual performance goals generally tied to profitability and company growth. Grants of equity awards are designed to provide an incentive for achieving long-term results by aligning the interests of our executives with those of our stockholders, while at the same time encouraging our executives to remain with the Company.

The Committee believes the risks arising from the Company's compensation policies and practices for our employees are not likely to have a material adverse effect on the Company.

Compensation Practices and Components for 2014

Base Salary

The annual base salaries for our named executive officers for 2014 were: Mr. Pierce - $150,000, Mr. Nanovsky - $270,000 and Mr. Thompson - $275,000.  Also, pursuant to the Services Agreement with The SCA Group, LLC (“SCA Group”), SCA Group received an annual fee of $30,000 in connection with Mr. Nanovsky’s services as Senior Vice President and Chief Financial Officer of the Company.  For a discussion of the Services Agreement with the SCA Group, see the “Related Party Transactions” section below.  Other than the increase in Mr. Pierce’s annual base salary effective January 1, 2015, described below, the compensation committee did not approve any changes to the Name Executive Officers’ compensation for 2014 or 2015.

Effective January 1, 2015, Mr Pierce’s annual base salary was increased from $150,000 to $400,000.  The salary increase was the result of the Compensation Committee’s belief that Mr. Pierce’s compensation was substantially below market rate, due to the importance to the Company and its shareholders of the CEO’s continued employment with the Company, due to the ongoing efforts by Mr. Pierce and senior management to stabilize the Company’s performance and cash flow, due to substantial travel, and other significant factors.

Cash Incentive Compensation

No amounts were paid under the cash incentive program to the Company’s executive officers for service during 2014.

Long-Term Equity Incentive Compensation

In 2014, the Committee granted a total of 378,000 stock options to the Company’s executives and employees.  Among the awards made under the Stock Incentive Plan, the Committee granted equity awards to our named executive officers as follows:

Name	Restricted Stock Units	Stock Options (1)

William M. Pierce	—	30,000
William T. Nanovsky	—	18,000	(2)
Blake W. Thompson	—	20,000
______________

(1)	Represents stock options granted under the Stock Incentive Plan at an exercise price of $4.04, which vest in four annual installments beginning on the first anniversary of the grant date.

(2)	The table does not include the warrant to purchase 2,000 shares of common stock at an exercise price of $4.04 granted to the SCA Group on August 8, 2014 with a grant date fair value of $2,949.

The Committee’s grant of equity awards to the named executive officers was entirely discretionary, subject to limitations set by the Stock Incentive Plan. Decisions by the Committee regarding grants of equity awards to the named executive officers were made based upon the consideration of the executive officer’s current position with us, and the executive officer’s past and expected future performance.  The Committee did not use any specific factors or particular criteria that were to be met by each executive officer and did not assign any relative weight to any factors or criteria it considered when granting equity awards.  Rather, the Committee relied on its own business experience and judgment in determining the grants.

In 2014, Mr. Pierce and Mr. Nanovsky received additional compensation in the form of the use of a corporate apartment and travel between North Carolina and Florida.  Also, the named executive officers received additional compensation in the form of vacation and cell phone services, and received other benefits generally available to all of our full time employees.

Internal Revenue Code Limits on Deductibility of Compensation

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public corporations for compensation over $1,000,000 paid for any fiscal year to the corporation’s chief executive officer and four other most highly compensated executive officers as of the end of any fiscal year. However the statute exempts qualifying performance-based compensation from the deduction limit if certain requirements are met.

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

The Compensation Committee of the Company has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and, based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Compensation Committee: Harris W. Hudson, Chair William D. Pruitt

Summary Compensation Table

The following table sets forth certain summary information concerning compensation earned by, and paid to, the named executive officers for 2014, 2013, and 2012.  All historical share amounts and computations using such amounts have been retroactively adjusted to reflect the June 3, 2014 one-for-ten reverse stock split.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation		Total

William M. Pierce	2014	$150,000	-	$-	$44,235	-	-	$61,836	(2)	$256,071
President and Chief	2013	40,385	-	60,000	-	-	-	35,470	(3)	135,855
Executive Officer (7)	2012	-	-	-	-	-	-	-		-

William T. Nanovsky	2014	270,000	-	-	26,541	-	-	81,594	(4)	378,135
Senior Vice President	2013	145,385	-	-	41,567	-	-	325,748	(5)	512,700
and Chief Financial Officer (8)	2012	-	-	-	-	-	-	141,750	(6)	141,750

Blake W. Thompson	2014	275,000	-	-	29,490	-	-	-		304,490
Senior Vice President	2013	268,270	-	-	41,505	-	-	-		309,775
and Chief Operating Officer (9)	2012	-	-	-	-	-	-	-		-

(1)
Represents restricted stock units and stock options granted under the Stock Incentive Plan.  Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.  In determining the grant date fair value for 2014 stock options, we used the Black-Scholes option pricing model, and took into account the $4.04 closing price of our common stock on the date previous to the grant, the $4.04 exercise price, the six year assumed period over which the stock options will be outstanding, a 32.7% volatility rate, and a 1.9% – 2.0% risk free rate.  In determining the grant date’s fair value for the 2013 restricted stock units, we used $10.00 and $8.60, the closing price of our common stock on the date previous to the grants.  In determining the grant date fair value for 2013 stock options, we used the Black-Scholes option pricing model, and took into account the $9.30 and $8.10 closing price of our common stock on the date previous to the grants, the $9.30 and $8.10 exercise prices, the six year assumed period over which the stock options will be outstanding, a 30.7% volatility rate, and a 1.5% – 1.9% risk free rate.

(2)	Includes $36,388 for expenses related to use of a corporate apartment and $25,448 for expenses related to travel between North Carolina and Florida.

(3)	Includes $25,121 for fees related to Mr. Pierce’s service on the Board as a non-employee director until September 10, 2013, $6,660 for expenses related to use of a corporate apartment and $3,689 for expenses related to travel between North Carolina and Florida.

(4)	Includes (i) $30,000 of fees paid to the SCA Group pursuant to the Executive Services Agreement, (ii) the $2,949 grant date fair value of a warrant to purchase 2,000 shares of common stock at an exercise price of $4.04 granted to the SCA Group (iii) $28,600 for expenses related to use of a corporate apartment, (iv) $18,545 for expenses related to travel between North Carolina and Florida and (iv) $1,500 in phone allowance. For a discussion of the Executive Services Agreement, see the “Related Party Transactions” section.

(5)	Includes (i) $294,404 of fees paid to the SCA Group pursuant to the Executive Services Agreement, effective June 9, 2013, and the Interim Services Agreement, effective September 24, 2012, (ii) the $4,618 grant date fair value of a warrant to purchase 1,500 shares of common stock at an exercise price of $9.30 granted to the SCA Group, (iii) $15,450 for expenses related to use of a corporate apartment, (iv) $10,721 for expenses related to travel between North Carolina and Florida and (iv) $555 in phone allowance. For a discussion of the Executive Services Agreement and the Interim Services Agreement, see the “Related Party Transactions” section.

(6)	Represents fees paid to the SCA Group pursuant to the Interim Services Agreement, effective September 24, 2012. For a discussion of the Interim Service Agreement, see the "Related Party Transactions" section.

(7)	Mr. Pierce was appointed as President and Chief Executive Officer of the Company on September 10, 2013.

(8)	Mr. Nanovsky has served as Interim Senior Vice President and Chief Financial Officer or Senior Vice President and Chief Financial Officer of the Company since September 24, 2012.

(9)	Mr. Thompson was appointed Chief Operating Officer of the Company on August 9, 2013.

Grants of Plan-Based Awards - Fiscal 2014

The following table sets forth certain information concerning grants of awards to the named executive officers in the fiscal year ended December 31, 2014.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options (1)	Exercise or Base Price of Option Awards ($) Per Share	Grant Date Fair Value of Stock and Option Awards (2)

William M. Pierce	8/8/2014	-	30,000	4.04	$44,235
William T. Nanovsky (3)	8/8/2014	-	18,000	$4.04	$26,541
Blake W. Thompson	8/8/2014	-	20,000	$4.04	$29,490
______________
(1)	Represents stock options granted under the Stock Incentive Plan which vest in four annual installments beginning on the first anniversary of the grant date.

(2)
Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. In determining the grant date fair value for stock options, we used the Black-Scholes option pricing model, and took into account the $4.04 closing price of our common stock on the date previous to the grant date, the $4.04 exercise price, the six year assumed period over which the stock options will be outstanding, a 32.7% volatility rate, and a 1.9% – 2.0% risk free rate.

(3)	The table does not include the warrant to purchase 2,000 shares of common stock at an exercise price of $4.04 granted to the SCA Group on August 8, 2014 with a grant date fair value of $2,949.

Outstanding Equity Awards at Fiscal Year-End – 2014

The following table sets forth certain information regarding equity-based awards held by the named executive officers as of December 31, 2014.  All historical share amounts and computations using such amounts have been retroactively adjusted to reflect the June 3, 2014 one-for-ten reverse stock split.

	Option Awards (3)					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Grant Date	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested

William M. Pierce (1)	-	30,000	8/8/2014	$4.04	8/7/2024	-	$-
William T. Nanovsky (2)	-	18,000	8/8/2014	$4.04	8/7/2024	-	$-
	3,375	10,125	6/11/2013	$9.30	6/10/2023	-	$-
Blake W. Thompson	-	20,000	8/8/2014	$4.04	8/7/2024	-	$-
	14,764	14,763	6/26/2012	$25.40	6/25/2022	-	$-
	3,750	11,250	8/15/2013	$8.10	8/14/2023	-	$-

(1)
Does not include 6,569 restricted stock units granted under the Stock Incentive Plan to Mr. Pierce in connection with his service to the Board of Directors, which vested immediately at the time of grant, and represents the right to receive one share of common stock following Mr. Pierce’s departure as a director.

(2)	Does not include warrants to purchase 2,000 shares of common stock with an exercise price of $4.04 and 1,500 shares of common stock with an exercise price of $9.30 granted to the SCA Group.

(3)
Represents stock options granted under the Stock Incentive Plan, which vest in four annual installments starting on the first anniversary of the grant date.  Each stock option represents the right to receive one share of common stock upon vesting.

Option Exercises and Stock Vested - Fiscal 2014

During 2014, our named executive officers did not exercise any stock options and no restricted stock units held by our named executive officers vested.

Employment Agreements

We entered into an employment agreement with Mr. Pierce, and we entered into an Executive Services Agreement with the SCA Group in connection with Mr. Nanovsky’s service as Senior Vice President and Chief Financial Officer.  Below is a summary of the employment agreement with Mr. Pierce.  For a description of the Executive Services Agreement, see the “Related Party Transactions” section.

Employment Agreement – William M. Pierce

On October 16, 2013, the Company entered into an employment agreement with William M. Pierce, effective as of September 16, 2013 (the "Pierce Agreement"), relating to his service as Chief Executive Officer of the Company.  The Pierce Agreement has a term of one year and may be renewed annually upon the consent of both Mr. Pierce and the Company.  Also, the Pierce Agreement may be terminated at any time by the Company or Mr. Pierce, provided the terminating party gives the other party written notice of such termination at least 30 days in advance.  Pursuant to the Pierce Agreement, Mr. Pierce will receive an annual base salary in the amount of $150,000 payable in regular installments in accordance with the Company’s general payroll practices. Mr. Pierce is also eligible to earn an annual bonus in an amount determined by the Compensation Committee of the Board, based upon achieving performance metrics and strategic goals established by the Board. In addition, the Company will reimburse Mr. Pierce for any reasonable out-of-pocket business expenses incurred in connection with his performance as Chief Executive Officer. The Company will also reimburse Mr. Pierce for the costs associated with the lease of an apartment in Charlotte, North Carolina and for the cost of weekly, round-trip air travel between Charlotte, North Carolina and Fort Lauderdale, Florida.

On August 8, 2014, the Company entered into an agreement for Renewal and Amendment to the Pierce Agreement with William M. Pierce (the “Pierce Renewal Agreement”).  The Pierce Renewal Agreement provided that the term of the Pierce Agreement was renewed and continued to the second annual anniversary of the commencement date unless earlier terminated.  In addition to the weekly air travel of Mr. Pierce between Charlotte, North Carolina and Fort Lauderdale, Florida, the Company shall reimburse Mr. Pierce for the cost of one trip monthly, round-trip air travel, for Executive’s spouse to and from Fort Lauderdale, Florida and Charlotte, North Carolina.  On November 3, 2014, the Board of Directors approved a salary increase for Mr. Peirce bringing his annual salary to $400,000 effective January 1, 2015, thus bringing his salary in line with market rates.  All other terms and conditions of the Pierce Agreement remained unchanged.

If Mr. Pierce’s employment is terminated by (i) the Company without Cause (as defined in the Pierce Agreement) or (ii) Mr. Pierce for Good Reason (as defined in the Pierce Agreement), then (A) the Pierce Agreement will be deemed to have terminated as of the date Mr. Pierce ceases to be employed by the Company, (B) Mr. Pierce will be entitled to continue to receive his then base salary from the Company for the remainder of the term (which, in the case of base salary, will be paid in arrears in accordance with the Company’s general payroll practices, over the applicable period commencing on the date of such termination and subject to withholding and other appropriate deductions), (C) Mr. Pierce shall be entitled to receive any bonus that has been awarded to Mr. Pierce by the Board but has not yet been paid by the Company, subject to withholding and other appropriate deductions, and (D) Mr. Pierce shall be entitled to reimbursement of any unreimbursed expenses.  As a condition to receiving such payments, Mr. Pierce will sign and deliver to the Company a release in the form mutually agreed by the parties.

If Mr. Pierce’s employment is terminated by the Company for Cause (as defined in the Pierce Agreement) or by Mr. Pierce without Good Reason (as defined in the Pierce Agreement), then (i) the Pierce Agreement will be deemed to have terminated as of the date Mr. Pierce ceases to be employed by the Company, (ii) Mr. Pierce shall be entitled to receive his base salary through the date of such termination, subject to withholding and other appropriate deductions, and (iii) Mr. Pierce shall be entitled to reimbursement of any unreimbursed expenses.

If Mr. Pierce’s employment by the Company is terminated due to Mr. Pierce’s death or Disability (as defined in the Pierce Agreement), then (A) the Pierce Agreement will be deemed to have terminated as of the date Mr. Pierce ceases to be employed by the Company, (B) Mr. Pierce will be entitled to continue to receive his base salary through the remainder of the term, subject to withholding and other appropriate deductions, (C) Mr. Pierce shall be entitled to receive any bonus that has been awarded to Mr. Pierce by the Board but has not yet been paid by the Company, subject to withholding and other appropriate deductions, and (D) Mr. Pierce shall be entitled to reimbursement of any unreimbursed expenses.

Potential Payments Upon Termination or Change-in-Control

The section below quantifies certain compensation and benefits that would be payable to Mr. Pierce under his employment agreement if his employment had terminated on December 31, 2014.  As of December 31, 2014, the Company had no other agreements with Mr. Pierce which would trigger potential payments upon termination or change-in-control.  For a general description of Mr. Pierce’s agreement see “Employment Agreement” above.  Also, in connection with a termination, shares underlying vested restricted stock units would be delivered to Mr. Pierce, and stock options held by Mr. Pierce would be forfeited 90 days from the date of termination in connection with a termination other than for death or disability, and stock options held by Mr. Pierce would be forfeited one year from the date of termination in connection with a termination for death or disability, subject to the original term of the stock option.

Without Cause or for Good Reason

The following table shows amounts that would be payable to Mr. Pierce if his employment was terminated by the Company without Cause or by Mr. Pierce for Good Reason.

Name	Cash (1)	Bonus (2)	Severance	Other (3)	Total
William M. Pierce	$106,027	-	-	-	$106,027
______________
(1)	Mr. Pierce will be entitled to continue to receive his then base salary through the term of his employment agreement.

(2)	Mr. Pierce will be entitled to receive any bonus that has been awarded to executive by the Board but has not yet been paid by the Company.

(3)	Mr. Pierce will be entitled to reimbursement for any unreimbursed expenses.

Cause or Without Good Reason

The following table shows amounts that would be payable to Mr. Pierce if his employment was terminated by the Company for Cause or by Mr. Pierce without Good Reason.

Name	Cash (1)	Other (2)	Total
William M. Pierce	-	-	-
____________
(1)	Mr. Pierce will be entitled to receive his base salary through the date of termination.

(2)	Mr. Pierce will be entitled to reimbursement for any unreimbursed expenses.

Death or Disability

The following table shows amounts that would be payable to Mr. Pierce if his employment was terminated due to death or Disability.

Name	Cash (1)	Bonus (2)	Severance	Other (3)	Total
William M. Pierce	$106,027	-	-	-	$106,027
_______________
(1)	Mr. Pierce will be entitled to continue to receive his then base salary through the term of his employment agreement.

(2)	Mr. Pierce will be entitled to receive any bonus that has been awarded to executive by the Board but has not yet been paid by the Company.

(3)	Mr. Pierce will be entitled to reimbursement for any unreimbursed expenses.

Director Compensation

Director compensation for our non-employee directors is as follows:

●	an annual fee of $60,000, paid quarterly on a calendar year basis;

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

Fees not designated to be paid in restricted stock units may be accepted as cash or restricted stock units at the director’s discretion.  Also, non-employee directors are reimbursed for reasonable expenses in connection with their service on the Board of Directors.

The following table sets forth certain information regarding the compensation paid to our non-employee directors for their service during the fiscal year ended December 31, 2014:

N ame	Fees Earned or Paid in Cash	Stock Awards (3)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total

Steven R. Berrard (1)	$16,500	$-	-	-	-	$-	$16,500
Joseph Burke (2)	48,247	16,037	-	-	-	-	64,284
Richard L. Handley	82,000	9,459	-	-	-	-	91,459
Harris W. Hudson	82,000	9,459	-	-	-	-	91,459
William D. Pruitt	91,000	9,459	-	-	-	-	100,459
David Prussky	79,500	9,459	-	-	-	-	88,959
______________
(1)	Mr. Berrard served as a director through the 2014 Annual Meeting of Stockholders held on May 15, 2014.

(2)	Mr. Burke was elected as a director on May 15, 2014.

(3)	The table below sets forth the aggregate number of restricted stock units and stock options of each non-employee director outstanding as of December 31, 2014. All historical share amounts and computations using such amounts have been retroactively adjusted to reflect the June 3, 2014 one-for-ten reverse stock split.

Name	Restricted Stock Units (4)	Stock Options

Steven R. Berrard	6,280	-
Joseph Burke	16,037	-
Richard L. Handley	16,028	-
Harris W. Hudson	15,477	-
William D. Pruitt	15,477	-
David Prussky	15,455	2,000	(5)

(4)	These restricted stock units vested immediately upon grant and receipt of shares of common stock has been deferred in connection with the vesting of these restricted stock units.

(5)	The options were previously granted pursuant to the CoolBrands International Inc. 2002 Stock Option Plan and were fully exercisable until they expired on March 2, 2015.

Compensation Committee Interlocks and Insider Participation

During 2014, our Compensation Committee was comprised of the following members: Mr. Hudson, Chairman, and Mr. Pruitt. Neither of these Committee members has ever been an officer or employee of Swisher Hygiene or any of our subsidiaries and none of our executive officers have served on the compensation committee or board of directors of any company of which any of our other directors is an executive officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 17, 2015, information regarding the beneficial ownership of our common stock by each director, each named executive officer, all of the directors and executive officers as a group, and each other person or entity known to us to be the beneficial owner of more than five percent of our common stock. Unless noted otherwise, we believe that all persons named in the table below have sole voting and investment power with respect to all securities shown as being owned by them. Unless noted otherwise, the corporate address of each person listed below is 4725 Piedmont Row Drive, Suite 400, Charlotte, North Carolina, 28210.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)

Directors, Nominees, and Executive Officers:
Joseph Burke	16,037	(2)	*
Richard L. Handley	73,818	(4)(3)	*
Harris W. Hudson	118,845	(5)	*
William T. Nanovsky	7,500	(6)	*
William M. Pierce	64,359	(7)(3)	*
William D. Pruitt	16,920	(8)	*
David Prussky	39,755	(9)	*
Blake W. Thompson	34,014	(10)	*
Directors and Executive Officers as a group (8 persons)	370,498	(11)	2.1%
5% or Greater Stockholders
H. Wayne Huizenga	2,423,009	(12)	13.8%
Steven R. Berrard	2,506,811	(13)	14.2%
   ____________
(1)	Based on 17,617,379 shares of our common stock outstanding as of April 17, 2015.

(2)	Consists of 16,037 vested restricted stock units held by Mr. Burke.

(3)
The shares of common stock held by these executive officers and director have been pledged to H. Wayne Huizenga as security for certain obligations owing pursuant to stock pledge and security agreements by each executive officer and director for the benefit of Mr. Huizenga.

(4)	Consists of 57,790 shares of common stock held by Mr. Handley and 16,028 vested restricted stock units held by Mr. Handley.

(5)	Consists of 30,368 shares of common stock held by Mr. Hudson, 73,000 shares of common stock held by Harris W. Hudson, LP and 15,477 vested restricted stock units held by Mr. Hudson.

(6)
Consists of 3,375 shares underlying vested stock options held by Mr. Nanovsky, 3,375 shares underlying stock options which will vest within 60 days held by Mr. Nanovsky, 375 shares underlying vested warrants held by SCA Group and 375 shares underlying warrants held by SCA Group which will vest within 60 days. Mr. Nanovsky has shared voting and investment power of the securities held by SCA Group.

(7)	Consists of 57,790 shares of common stock held by Mr. Pierce and 6,569 vested restricted stock units held by Mr. Pierce.

(8)
Consists of 243 shares of common stock held by Mr. Pruitt, 1,000 shares of common stock held by Pruitt Enterprises, LP, 200 shares of common stock held by Mr. Pruitt's spouse, 13,927 vested restricted stock units held by Mr. Pruitt, and 1,550 vested restricted stock units held by Pruitt Enterprises, LP.

(9)	Consists of 21,000 shares of common stock held by Mr. Prussky, 3,300 shares of common stock held by Mr. Prussky’s spouse, Erica Prussky, and 15,455 vested restricted stock units held by Mr. Prussky.

(10)	Consists of 15,500 shares of common stock held by Mr. Thompson and 18,514 shares underlying vested stock options held by Mr. Thompson.

(11)	Includes 260,191 shares of common stock, 85,043 vested restricted stock units and options to purchase 25,264 shares of common stock.

(12)
Consists of 2,420,779 shares of common stock held by Mr. Huizenga and 2,230 vested restricted stock units held by Mr. Huizenga. Mr. Huizenga is the Chairman of the Board of Directors of Huizenga Holdings, Inc. The business address of Huizenga Holdings, Inc. is 450 E. Las Olas Blvd., Suite 1500, Fort Lauderdale, Florida 33301.

(13)
Consists of 2,500,531 shares of common stock held by Mr. Berrard and vested restricted stock units held by Mr. Berrard to purchase 6,280 shares of common stock.  Mr. Berrard’s address is 4521 Sharon Road, Suite 370, Charlotte, North Carolina 28211.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2015, with respect to all of our compensation plans under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by stockholders	854,582	(1)	$13.59	130,635
Equity compensation plans not approved by stockholders	-		-	-
	854,582		$13.59	130,635
____________
(1)	Includes 709,246 options to purchase shares of our common stock at a weighted average price of 13.59 per share and 145,336 restricted stock units, which have no exercise price.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

The Board has determined that the following non-employee directors are “independent” in accordance with the NASDAQ rules and have no material relationship with the Company, except as a director and a stockholder of the Company: Mr. Burke, Mr. Handley, Mr. Hudson, Mr. Pruitt and Mr. Prussky. In determining the independence of each of the non-employee directors, the Board considered the relationships described under “Related Party Transactions.”

In each case, the relationships did not violate NASDAQ listing standards or our Principles, and the Board concluded that such relationships would not impair the independence of our non-employee directors.

Related Party Transactions

As set forth in the Audit Committee Charter, our Audit Committee must approve all transactions with related persons as described in Item 404 of Regulation S-K under the Exchange Act. The following is a summary of agreements or transactions with parties related to our directors, executive officers, or us since January 1, 2014.

The SCA Group, LLC

Interim Services Agreement

On September 27, 2012, we entered into a certain Interim Services Agreement (the “Interim Services Agreement”), effective September 24, 2012, with The SCA Group, LLC (the “SCA Group”) pursuant to which the SCA Group agreed to provide the Company with the services of William T. Nanovsky as the Company’s Interim Senior Vice President and Chief Financial Officer for consideration of up to $50,000 per month, plus reimbursement of certain expenses. Mr. Nanovsky is a founding partner of the SCA Group. During 2012, we paid the SCA Group $141,750 and a security deposit of $25,000. No payments were made directly to Mr. Nanovsky during 2012.  The Interim Services Agreement was replaced with the Executive Services Agreement, described below.

Executive Services Agreement

On June 11, 2013, the Company entered into an Executive Services Agreement with the SCA Group, effective June 9, 2013, in connection with the services provided by William T. Nanovsky as Senior Vice President and Chief Financial Officer of the Company (the “Executive Services Agreement”).  Pursuant to the Executive Services Agreement, the Company will pay the SCA Group a bi-weekly fee of $1,153.85 and Mr. Nanovsky a bi-weekly salary of $10,384.61, such amounts may increase on an annual basis consistent with the Company’s policy as it applies to its senior management.  Mr. Nanovsky will participate in the Company’s bonus program, as it applies to senior management, with a bonus target of 50%.  Any bonus will be paid 10% to SCA Group and 90% to Mr. Nanovsky.  Mr. Nanovsky will remain a partner of SCA Group.  We paid the SCA Group an aggregate of $30,000 and $294,404 pursuant to the Interim Services Agreement and Executive Services Agreement during 2014 and 2013, respectively.  From January 1, 2015 through April 27, 2015, we paid the SCA Group $9,231 pursuant to the Executive Services Agreement.

Pursuant to the Executive Services Agreement, the Company will reimburse Mr. Nanovsky for all reasonable travel and out-of-pocket expenses in connection with his services to the Company.  The Company will provide Mr. Nanovsky up to two round trip flights to Florida from North Carolina per month and a daily per diem equal to the then current U.S.A. General Services Administration dinner allowance for Charlotte, North Carolina (currently $29.00).  Also, pursuant to the Executive Services Agreement, the Company will provide an apartment to Mr. Nanovsky in Charlotte, North Carolina, and Mr. Nanovsky will participate in the Company's benefit plans as they apply to senior management.

The Executive Services Agreement may be terminated by either party by providing a minimum of 30 days' advance notice.  Also, the SCA Group may terminate the Agreement immediately upon written notice to the Company if (i) the Company is engaged in or asks the SCA Group or any SCA Group professional to engage in or ignore any illegal or unethical activity, (ii) Mr. Nanovsky ceases to be a SCA Group professional for any reason, (iii) Mr. Nanovsky becomes disabled, or (iv) the Company fails to pay any amounts due to the SCA Group under the Executive Services Agreement when due.  In lieu of terminating the Executive Services Agreement under (ii) and (iii) above, upon mutual agreement of the parties, Mr. Nanovsky may be replaced by another SCA Group professional.

In addition, pursuant to the Executive Services Agreement, Mr. Nanovsky will participate in the Company's Amended and Restated 2010 Stock Incentive Plan (the "Stock Incentive Plan").  Any awards granted will be issued 10% as a warrant to the SCA Group and 90% to Mr. Nanovsky under the Stock Incentive Plan.

On June 10, 2013, in connection with the Executive Services Agreement, the Company granted Mr. Nanovsky an option to purchase 13,500 shares of common stock of the Company under the Stock Incentive Plan with an exercise price of $9.30.  The option vests annually in four equal installments commencing on the first anniversary of the grant date.  The option has a term of ten years. On August 8, 2014, in connection with the Executive Services Agreement, the Company granted Mr. Nanovsky an option to purchase 18,000 shares of common stock of the Company under the Stock Incentive Plan with an exercise price of $4.04. The option vests annually in four equal installments commencing on the first anniversary of the grant date. The option has a term of ten years.

Also in connection with the Executive Services Agreement, on June 10, 2013, the Company granted the SCA Group a warrant to purchase 1,500 shares of common stock of the Company with an exercise price of $9.30.   The warrant vests annually in four equal installments commencing on June 10, 2014.  During 2014, the SCA Group was granted a warrant to purchase 2,000 shares of common stock of the Company with an exercise price of $4.04, which vests in four equal installments commencing on August 8 , 2015.   The warrants have a term of ten years.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Auditor Fees and Services

The following table sets forth BDO's fees for the years ended December 31, 2014 and 2013.

	2014	2013
Audit Fees	$1,288,000	$1,357,000
Audit-Related Fees	-	-
Tax Fees	125,000	236,000
All Other Fees (1)	419,000	375,000
Total	$1,832,000	$1,968,000
______________
(1)	These amounts relate to costs incurred by BDO associated with certain government agencies' ongoing inquiries and requests for information related to the Company.

Policy for Approval of Audit and Permitted Non-Audit Services

The Audit Committee has adopted a policy and related procedures requiring its pre-approval of all audit and non-audit services to be rendered by its independent registered public accounting firm. These policies and procedures are intended to ensure that the provision of such services do not impair the independent registered public accounting firm's independence. These services may include audit services, audit related services, tax services and other services. The policy provides for the annual establishment of fee limits for various types of audit services, audit related services, tax services and other services, within which the services are deemed to be pre-approved by the Audit Committee. The independent registered public accounting firm is required to provide to the Audit Committee back up information with respect to the performance of such services.

All services provided by BDO during the fiscal years ended December 31, 2014 and 2013 were approved by the Audit Committee. The Audit Committee has delegated to its Chair the authority to pre-approve services, up to a specified fee limit, to be rendered by the independent registered public accounting firm and requires that the Chair report to the Audit Committee any pre-approved decisions made by the Chair at the next scheduled meeting of the Audit Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

10.38
Second Amendment to Employment Agreement by and between Swisher Hygiene Inc. and William M. Pierce, dated January 31, 2015 (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on April 1, 2015). †

10.39
Letter Agreement, dated as of March 25, 2015, by and among Siena Lending Group LLC and the Borrowers listed thereto (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on April 1, 2015).

21.1
Subsidiaries of Swisher Hygiene Inc (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on April 1, 2015).

23.1
Consent of BDO USA, LLP (incorporated by reference to Exhibit 23.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on April 1, 2015).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS
XBRL Instance Document (incorporated by reference to Exhibit 101.INS to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on April 1, 2015).

101.SCH
XBRL Taxonomy Extension Schema (incorporated by reference to Exhibit 101.SCH to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on April 1, 2015).

101.CAL
XBRL Taxonomy Extension Calculation Linkbase (incorporated by reference to Exhibit 101.CAL to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on April 1, 2015).

101.LAB
XBRL Taxonomy Extension Label Linkbase (incorporated by reference to Exhibit 101.LAB to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on April 1, 2015).

101.PRE
XBRL Taxonomy Extension Presentation Linkbase (incorporated by reference to Exhibit 101.PRE to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on April 1, 2015).

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

SWISHER HYGIENE INC.
(Registrant)

SWISHER HYGIENE INC. (Registrant)

Dated: April 30, 2015	By:	/s/William T. Nanovsky
William T. Nanovsky
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)