Form 10-Q
period 2015-03-31
Swisher Hygiene Inc.
filed 2015-05-11
CIK 1504747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _____________.

Commission File Number: 001-35067

SWISHER HYGIENE INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-3819646
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4725 Piedmont Row Drive, Suite 400 Charlotte, North Carolina	28210
(Address of Principal Executive Offices)	(Zip Code)

(704) 364-7707
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Larger Accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of shares outstanding of each of the registrant's classes of Common Stock at May 6, 2015: 17,617,379 shares of Common Stock, $0.001 par value per share.

SWISHER HYGIENE INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,
	2015	December 31,
	(Unaudited)	2014
Current assets
Cash and cash equivalents	$3,796	$7,233
Restricted cash	231	231
Accounts receivable (net of allowance for doubtful accounts of approximately $0.9 million at March 31, 2015 and $1.0 million at December 31, 2014)	17,403	18,751
Inventory, net	13,116	15,426
Deferred income taxes	520	534
Assets held for sale	3,076	-
Other assets	3,714	2,525
Total current assets	41,856	44,700
Property and equipment, net	33,891	37,037
Other intangibles, net	5,978	6,654
Customer relationships and contracts, net	20,949	22,792
Other noncurrent assets	1,910	2,015
Total assets	$104,584	$113,198
Current liabilities
Accounts payable	$8,795	$13,627
Accrued payroll and benefits	4,179	3,467
Accrued expense	7,498	7,122
Long-term debt and obligations due within one year	2,623	1,884
Line of credit	3,245	-
Total current liabilities	26,340	26,100
Long-term debt and obligations	1,071	1,185
Deferred income taxes	563	558
Other long-term liabilities	4,068	4,065
Total noncurrent liabilities	5,702	5,808
Commitments and contingencies
Equity
Preferred stock, par value $0.001, authorized 10,000,000 shares; no shares issued and outstanding at March 31, 2015 and December 31, 2014
Common stock, par value $0.001, authorized 600,000,000 shares; 17,617,379 shares and 17,612,278 shares issued and outstanding at March 31, 2015 and December 31, 2014 (1)	18	18
Additional paid-in capital (1)	390,051	389,942
Accumulated deficit	(316,194)	(307,363)
Accumulated other comprehensive loss	(1,333)	(1,307)
Total equity	72,542	81,290
Total liabilities and equity	$104,584	$113,198

(1)	All outstanding share amounts and computations using such amounts have been retroactively adjusted to reflect the June 3, 2014 one-for-ten reverse stock split.

See Notes to Condensed Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
Revenue
Products	$39,263	$43,241
Services	4,328	4,694
Franchise and other	250	360
Total revenue	43,841	48,295

Costs and expenses
Cost of sales (exclusive of route expenses and related depreciation and amortization)	19,962	21,812
Route expenses	11,692	12,364
Selling, general, and administrative expenses	16,514	19,770
Depreciation and amortization	4,590	5,359
Impairment loss on assets held for sale	-	2,028
Total costs and expenses	52,758	61,333
Loss from operations	(8,917)	(13,038)

Other income (expense), net	114	(717)
Net loss before income taxes	(8,803)	(13,755)
Income tax expense	(28)	(37)
Net loss	(8,831)	(13,792)

Comprehensive loss
Foreign currency translation adjustment	(26)	(15)
Comprehensive loss	$(8,857)	$(13,807)

Loss per share (1)
Basic and diluted	$(0.50)	$(0.78)

Weighted-average common shares used in the computation of loss per share (1)
Basic and diluted	17,750,214	17,688,471

(1)	All outstanding share amounts and computations using such amounts have been retroactively adjusted to reflect the June 3, 2014 one-for-ten reverse stock split.

See Notes to Condensed Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(8,831)	$(13,792)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	4,590	5,359
Provision for doubtful accounts	247	241
Stock based compensation	109	496
Deferred income taxes	19	5
Impairment loss on assets held for sale	-	2,028
Loss on sale of assets held for sale	-	605
(Gain) loss on sale of assets	(287)	24
Changes in operating assets and liabilities:
Accounts receivable	751	1,253
Inventory	2,310	(123)
Accounts payable, accrued expense and other current liabilities	(3,767)	3,588
Other assets and non-current assets	(1,079)	1,040
Net cash (used in) provided by operating activities of continuing operations	(5,938)	724
Net cash used in operating activities of discontinued operations	-	(1,987)
Cash used in operating activities	(5,938)	(1,263)
Investing activities
Purchases of property and equipment	(1,716)	(1,949)
Cash received on sale of property and equipment	347	-
Cash received on sale of assets held for sale	-	462
Cash used in investing activities	(1,369)	(1,487)
Financing activities
Principal payments on debt	(1,007)	(1,182)
Proceeds from debt issuances	1,622	-
Proceeds from line of credit, net of issuance costs	3,245	-
Proceeds from capital lease	10	-
Cash provided by (used in) financing activities	3,870	(1,182)

Net decrease in cash and cash equivalents	(3,437)	(3,932)
Cash and cash equivalents at the beginning of the period	7,233	21,465
Cash and cash equivalents at the end of the period	$3,796	$17,533

See Notes to Condensed Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. The Company's Condensed Consolidated Financial Statements reflect all adjustments that management believes are necessary for the fair presentation of their financial position, results of operations, comprehensive loss and cash flows for the periods presented. The information at December 31, 2014 in the Company's Condensed Consolidated Balance Sheet included in this quarterly report was derived from the audited Consolidated Balance Sheet included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on April 1, 2015. The Company's 2014 Annual Report on Form 10-K is referred to in this quarterly report as the “2014 Annual Report.” This quarterly report should be read in conjunction with the 2014 Annual Report.

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

The Company's significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements in our 2014 Annual Report. There have been no significant changes to those policies.

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

Going Concern

Our Condensed Consolidated Financial Statements were prepared on a going concern basis in accordance with U.S. GAAP. The going concern basis of presentation assumes that we will continue in operation for the next twelve months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. The Company has suffered recurring losses from operations and has not generated positive cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must do, but not limited to, some or all of the following: (i) improve operating results through improved customer retention, profitable organic revenue growth, and continued improvements in cost efficiencies; (ii) sell additional non-core or non-essential assets; (iii) raise additional equity; and/or (iv) obtain additional financing through debt. There can be no assurance that we will be able to improve operating results or obtain additional funds by selling additional non-core or non-essential assets, raising additional equity or obtaining additional financing when needed or that such funds, if available, will be obtainable on terms satisfactory to us.

If we are not able to improve operating results or obtain additional funds by selling additional non-core or non-essential assets, raising additional equity or obtaining additional financing, material adverse events may occur including, but not limited to: 1) a reduction in the nature and scope of our operations, 2) our inability to fully implement our current business plan, and 3) defaults under the Credit Facility (as defined below). There can be no assurances that we will be able to successfully improve our liquidity position. Our consolidated financial statements do not reflect any adjustments that might result from the adverse outcome relating to this uncertainty.

Newly Issued Accounting Pronouncements

In April, 2014, the Financial Accounting Standards Board issued Accounting Standards Update ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this accounting standard raise the threshold for a disposal to qualify as a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This accounting standard update is effective for annual periods beginning on or after December 15, 2014 and related interim periods, with early adoption allowed. The adoption of this standard did not have a material impact on the Company’s consolidated financial results.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ASU No. 2014-09, Revenue from Contracts with Customers. This ASU is intended to clarify the principles for recognizing revenue by providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices; and providing more useful information to users of financial statements through improved revenue disclosure requirements. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of this standard and has elected to not adopt the standard early.

In August 2014, the Financial Accounting Standards Board issued ASU Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  This ASU provides guidance related to management’s responsibility to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and to provide related footnote disclosures.  The new requirements are effective for the annual periods ending after December 15, 2016, and for interim periods and annual periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact of this standard and has elected to not adopt the standard early.

NOTE 2 — DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Discontinued Operations

For the three months ended March 31, 2015, there were no discontinued operations. For the three months ended March 31, 2014, net cash used in operating activities of discontinued operations was $2.0 million and consisted of payments primarily related to legal fees and the settlement of a contractual dispute that the Company accepted responsibility to resolve as a part of the sale of the Waste segment.  The Company completed the sale of its Waste segment on November 15, 2012.

Assets Held For Sale

In accordance with ASC 360, Property, Plant and Equipment, certain non-core linen assets have been classified as assets held for sale in the Condensed Consolidated Balance Sheet and the assets were adjusted to the lower of historical carrying amount or fair value. Fair value is based on the estimated sales price, less selling costs, of the assets. Estimates of the net sales proceeds are derived using Level 3 inputs, including the Company’s estimates related to  industry multiples of revenues or operating metrics, the status of ongoing sales negotiations and asset purchase agreements where available.  The Company’s estimates of fair value require significant judgment and are regularly reviewed and subject to change based on market conditions, changes in the customer base of the operations or routes, and our continuing evaluation as to the facility's acceptable sale price.

During 2014 the Company updated its estimates of the fair value of certain linen routes and operations to reflect various events that occurred during the year.  The cumulative impairment loss for the twelve months ended December 31, 2014 was $3.0 million, of which $1.9 million was attributable to a reduction in the estimate of net sale proceeds for a linen processing operation.  The factors driving the $1.9 million reduction were the cancellation notifications, received from three major customers, resulting in a significant loss of forecasted revenue; and the operation’s 2014 year-to-date loss which was in excess of the Company’s estimates.  The Company made the decision to close this linen processing operation and the fair value was written down to zero. During the three months ended March 31, 2015, the Company completed the sale of equipment of this closed operation which resulted in the net receipt of $0.3 million in cash, and a $0.3 million gain. The gain is included in “Other income (expense), net” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

During March 2015, the Board of Directors of the Company approved a resolution to sell the Company’s remaining linen operation. In accordance with ASC 360, Property, Plant and Equipment, these assets were classified as assets held for sale at March 31, 2015 and were adjusted to the lower of historical carrying amount or fair value, which was $3.1 million at March 31, 2015.  The estimated fair value was derived based on the assessment of the potential net selling price. The Company expects that this linen operation will be sold in the second quarter of 2015.

For the three months ended March 31, 2015 and 2014, linen related revenue attributable to the assets held for sale and sold linen assets was $1.6 million and $2.7 million, respectively. The 2014 annual revenue was $9.6 million.

There were no assets held for sale as of December 31, 2014. The major classes of the assets held for sale as of March 31, 2015 are as follows:

March 31,
2015
Property and equipment, net	$1,937
Customer relationships, net	459
Accounts receivable	350
Other, net	330
Total	$3,076

NOTE 3 — GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s accounting policy is to perform an annual impairment test in the fourth quarter or more frequently whenever events or circumstances indicated that the carrying value of intangible assets may not be recoverable.  On a quarterly basis, we monitor the key drivers of fair value to detect the existence of indicators or changes that would warrant an interim impairment test for our intangible assets. Goodwill was fully written-off in the second quarter of 2014 with a non-cash impairment charge of $5.8 million. There was no impairment of intangible assets as of March 31, 2015.

Amortization expense on finite lived intangible assets for the three months ended March 31, 2015 and 2014 was $1.7 million and $2.0 million, respectively.

NOTE 4 — INVENTORY

Inventory, net of reserves, as of March 31, 2015 and December 31, 2014 consisted of the following:

	March 31,	December 31,
	2015	2014
Finished goods	$10,460	$12,286
Raw materials	2,286	2,780
Work in process	370	360
Total	$13,116	$15,426

NOTE 5 — EQUITY

On May 15, 2014, the Reverse Stock Split of the Company’s issued and outstanding common stock at a ratio of one-for-ten was approved by the Company’s stockholders.  The Reverse Stock Split became effective June 3, 2014, pursuant to a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the State of Delaware.  The Company is authorized in its Amended and Restated Certificate of Incorporation to issue up to a total of 600,000,000 shares of common stock at a par value of $.001 per share and 10,000,000 shares of preferred stock at a par value of $.001 per share.   The Company’s common stock continues to trade on the Nasdaq Capital Market under the symbol SWSH under a new CUSIP number.  In the Condensed Consolidated Balance Sheets, the Equity section has been retroactively adjusted to reflect the Reverse Stock Split for all periods presented by reducing the line item Common stock and increasing the line item Additional paid-in capital, with no change to Equity in the aggregate.

Changes in equity for the three months ended March 31, 2015 consisted of the following:

Balance at December 31, 2014	$81,290
Stock based compensation	109
Foreign currency translation adjustment	(26)
Net loss	(8,831)
Balance at March 31, 2015	$72,542

Comprehensive Loss

A summary of the changes in the components of accumulated other comprehensive loss for the three months ended March 31, 2015 is provided below:

	Foreign Currency Translation Adjustment	Employee Benefit Plan Adjustment, Net of Tax	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(125)	$(1,182)	$(1,307)
Current period other comprehensive loss	(26)	-	(26)
Balance at March 31, 2015	$(151)	$(1,182)	$(1,333)

NOTE 6 — LONG-TERM DEBT AND OBLIGATIONS

	March 31,	December 31,
	2015	2014
Notes payable	$1,125	$1,193
Convertible promissory notes, 4.0%: maturing at various dates through 2016	624	832
Capitalized lease obligations and other financing	1,945	1,044
Total debt and obligations	3,694	3,069
Long-term debt and obligations due within one year	(2,623)	(1,884)
Long-term debt and obligations	$1,071	$1,185

Interest on notes payable range between 3.6% and 4.0% and mature at various dates through 2019.  At the Company’s election, the Company may settle, at any time prior to and including the maturity date, any portion of the outstanding convertible promissory notes’ principal balance of $0.6 million, plus accrued interest, in a combination of cash and shares of common stock. To the extent that the Company’s common stock is part of such settlement, the settlement price is the most recent closing price of the Company’s common stock on the trading day prior to the date of settlement. Although none of these notes have been settled to date with shares, if all notes outstanding at March 31, 2015 were to be settled with shares the Company would issue 337,278 shares of common stock based on the per share value at March 31, 2015.

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

Borrowings and availability under the Credit Facility are subject to a borrowing base and limitations, and compliance with other terms specified in the agreement.  Borrowings under the Credit Facility are secured by a first priority lien on certain of the Company’s and its subsidiaries’ assets.  The calculated borrowing base as of March 31, 2015 was $12.3 million, of which $4.1 million was outstanding under letters of credit, $3.2 million was outstanding under borrowings and $5.0 million was unused.

 The Credit Facility contains certain customary representations and warranties, and certain customary covenants on the Company’s ability to, among other things, incur additional indebtedness, create liens or other encumbrances, sell or otherwise dispose of assets, and merge or consolidate with other entities or enter into a change of control transaction. The Credit Facility contains various events of default.  The Company has met all required covenants under the Credit Facility as of March 31, 2015.

The Company entered into a letter agreement, dated as of March 25, 2015, as amended  (“Letter Agreement”), with its Lender in respect of the occurrence of a Springing DACA Event, as such term is defined in the Loan and Security Agreement dated as of August 29, 2014, among the Company, certain of the Company’s subsidiaries, and its Lender. The Lender temporarily waived certain cash management requirements and certain expanded reporting requirements that would otherwise go into effect upon occurrence of a Springing DACA Event until May 12, 2015.

The Company has entered into capitalized lease obligations with third party finance companies to finance the cost of certain equipment. At March 31, 2015, these obligations bore interest at rates ranging between 4.0% and 18.4% and at December 31, 2014, interest ranged between 4.0% and 18.4%.

The fair value of the Company's debt is estimated based on the current borrowing rates available to the Company for bank loans with similar terms and maturities, and approximates the carrying value of these liabilities.

NOTE 7 — OTHER INCOME (EXPENSE), NET

	Three Months Ended
	March 31,
	2015	2014
Interest income	$-	$4
Interest expense	(95)	(78)
Foreign currency	(71)	(15)
Other	280	(628)
Total other income (expense), net	$114	$(717)

As described in Note 2, “Discontinued Operations and Assets Held for Sale”, “Other” for the three months ended March 31, 2015, primarily consists of a $0.3 million gain related to the sale of equipment of a closed operation, and for the three months ended March 31, 2014, primarily represents a $0.6 million loss related to the sale of assets held for sale.

NOTE 8 — SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2015	2014
Cash paid for income taxes	$-	$20

Cash paid for interest	$95	$78

Cash received from interest	$-	$5

NOTE 9 — LOSS PER SHARE

Basic net loss attributable to common stockholders per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Shares of common stock underlying outstanding stock options of which the market price of the common stock is higher than the exercise price of the related stock awards and unvested restricted stock units of 6,603 were not included in the computation of diluted loss per share for the three months ended March 31, 2015, since their inclusion would be anti-dilutive.

Shares of common stock underlying outstanding stock options of which the market price of the common stock is higher than the exercise price of the related stock awards and unvested restricted stock units of 32,480 were not included in the computation of diluted loss per share for the three months ended March 31, 2014 since their inclusion would be anti-dilutive.

NOTE 10 — INCOME TAXES

In projecting the Company’s income tax expense for 2015, management has concluded that it is not more likely than not that the Company will realize the benefit of its deferred tax assets and as a result a full valuation allowance will be required as of December 31, 2015. Therefore, the Company has not recognized a tax benefit as it relates to the current loss for the period ended March 31, 2015.

For the three months ended March 31, 2015, the Company has recorded an estimate for income taxes based on the Company’s projected income tax expense for the twelve month period ending December 31, 2015.  The Company’s tax provision has an unusual relationship to pretax loss mainly because of the existence of a full deferred tax asset valuation allowance. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance.  However, tax expense recorded in the first quarter of 2015 included the accrual of income tax expense related to an additional valuation allowance in connection with the tax amortization of the Company’s indefinite-lived intangible assets that was not available to offset existing deferred tax assets (termed a “naked credit”). Specifically, the Company does not consider the deferred tax liabilities related to indefinite lived intangible assets when determining the need for a valuation allowance.

NOTE 11— RELATED PARTY TRANSACTIONS

The Company paid fees for training course development and utilization of the delivery platform from a company, the majority of which is owned by a partnership in which a significant shareholder, former director and three former executives of the Company have a controlling interest. Fees paid during the three months ended March 31, 2015 and 2014 were less than $0.1 million, respectively.

As discussed further below in Note 12, “Commitments and Contingencies,” the Company entered into a Manufacturing and Supply Agreement (the “Cavalier Agreement”) with a plant in connection with its acquisition of Sanolite in July 2011.  The Cavalier Agreement was terminated in September 2014, pursuant to the terms of the agreement. In connection with the acquisition in 2011, two of the owners of both Sanolite and the manufacturing plant became Company employees.  There were no purchases, pursuant to the Cavalier Agreement, for the three months ended March 31, 2015 and $1.5 million at March 31, 2014. At March 31, 2015 and December 31, 2014, the Company had less than $0.1 million and $0.3 million included in accounts payable due to this entity, respectively.  As described below, the transactions pursuant to the Cavalier Agreement were considered to be conducted at the going market prices for such products.

The Company is obligated to make lease payments pursuant to certain real property and equipment lease agreements with employees that were former owners of acquired companies. Such lease payments during the three months ended March 31, 2015 and 2014 were $0.2 million.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Guarantees

In connection with a distribution agreement entered into in December 2010, the Company provided a guarantee that the distributor's operating cash flows associated with the agreement would not fall below certain agreed-to minimums, subject to certain pre-defined conditions, over the ten year term of the distribution agreement. If the distributor's annual operating cash flow does fall below the agreed-to annual minimums, the Company will reimburse the distributor for any such short fall up to a pre-designated amount. No value was assigned to the fair value of the guarantee at March 31, 2015 and December 31, 2014, based on a probability assessment of the projected cash flows. Management currently does not believe that it is probable that any amounts will be paid under this agreement and thus there is no amount accrued for the guarantee in the Condensed Consolidated Financial Statements. This liability would be considered a Level 3 financial instrument given the unobservable inputs used in the projected cash flow model.

As discussed above in Note 11, “Related Party Transactions,” the Company entered into the Cavalier Agreement. The agreement, which was scheduled to expire on December 31, 2012, was extended for an additional two year period with an automatic 18-month renewal term and a six month termination provision. The agreement provides for pricing adjustments, up or down, on the first of each month based on the vendor's actual average product costs incurred during the prior month. Additional product payments made by the Company due to the vendors pricing adjustment as a result of this agreement have not been significant and have not represented costs materially above the going market price for such product.  The Cavalier Agreement was terminated in September 2014 pursuant to the terms of the agreement.

LEGAL MATTERS

We may be involved in litigation from time to time in the ordinary course of business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our business, financial condition or results of operations. However, the results of these matters cannot be predicted with certainty and no assurance can be given that the ultimate resolution of any legal or administrative proceedings or disputes will not have a material adverse effect on our business, financial condition and results of operations.

Securities Litigation

On May 21, 2012, a stockholder derivative action was brought against the Company's former CEO and former CFO and the Company's then directors for alleged breaches of fiduciary duty by a purported Company stockholder in the United States District Court for the Southern District of New York.  In this derivative action, captioned Arsenault v. Berrard, et al., 1:12-cv-4028, the plaintiff seeks to recover for the Company damages arising out of the Company's March 28, 2012 announcement regarding the Board of Director’s conclusion that the Company's previously issued interim financial statements for the quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011, and the other financial information in the Company's quarterly reports on Form 10-Q for the periods then ended, should no longer be relied upon and that an internal review by the Company's Audit Committee primarily relating to possible adjustments to the Company's financial statements was ongoing.

On August 13, 2012, the Arsenault derivative action, along with other related putative class actions in the Southern District of New York, was transferred to the United States District Court for the Western District of North Carolina where other related putative securities class actions.  All action were consolidated under the caption In re Swisher Hygiene, Inc. Securities and Derivative Litigation, MDL No. 2384.  On August 21, 2012, the Western District of North Carolina issued an order governing the practice and procedure in the actions transferred to the Western District of North Carolina as well as the actions originally filed there.  On October 18, 2012, the Western District of North Carolina held an Initial Pretrial Conference at which it appointed lead counsel and lead plaintiffs for the securities class actions, and set a schedule for the filing of a consolidated class action complaint and defendants' time to answer or otherwise respond to the consolidated class action complaint. The Western District of North Carolina stayed the Arsenault derivative action, pending the outcome of the securities class actions.

On August 6, 2014, following a hearing, the Western District of North Carolina approved a settlement of the securities class actions, and issued an Order and Final Judgment that, among other things, dismissed the securities class actions pending in the United States with prejudice and provided for full and complete releases to defendants. The Arsenault derivative action is still pending.

On June 11, 2013, an individual action was filed in the United States. District Court for the Southern District of Florida captioned Miller, et al. v. Swisher Hygiene, Inc., et al., No. 0:13-CV-61292-JAL, against the Company, its former CEO and former CFO, and a former Company director, bringing state and federal claims founded on the allegations that in deciding to sell their company to the Company, plaintiffs relied on defendants' statements about such things as the Company's accounting and internal controls, which, in light of the Company’s restatement of its financial statements, were false. On July 17, 2013, the Company notified the United States Judicial Panel on Multidistrict Litigation ("MDL Panel") of this action, and requested that it be transferred and centralized in the Western District of North Carolina with the other actions pending there. On July 23, 2013, the MDL Panel issued a Conditional Transfer Order (the "Miller CTO"), conditionally transferring the case to the Western District of North Carolina. On July 29, 2013, plaintiffs notified the MDL Panel that they would seek to vacate the Miller CTO. In light of the proceedings in the MDL Panel, defendants requested that the Southern District of Florida stay all proceedings pending the MDL Panel's ruling. On August 6, 2013, the Southern District of Florida issued a stay of all proceedings pending a ruling by the MDL Panel.  On October 2, 2013, following briefing on the issue of whether the Miller CTO should be vacated, the MDL Panel issued an order transferring the action to the Western District of North Carolina.  The Company and the individual defendants filed motions to dismiss the complaint on March 20, 2014.  Briefing on the motions to dismiss was completed on May 12, 2014.  On June 2, 2014, plaintiffs filed a motion with the Western District of North Carolina seeking a suggestion for remand from that Court to the MDL Panel. Briefing on that motion was completed on June 26, 2014. Oral argument on the motions to dismiss and motion for suggestion for remand were heard on July 22, 2014.   On August 5, 2014, the Western District of North Carolina denied plaintiffs' motion for suggestion for remand.  On October 22, 2014, the Company filed a notice of supplemental authority in support of its motion to dismiss the complaint in this action.  On November 4, 2014, plaintiffs filed a response to the notice of supplemental authority.

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

Other Matters

The Company has been contacted by the staff of the Atlanta Regional Office of the SEC and by the United States Attorney's Office for the Western District of North Carolina (the "U.S. Attorney's Office") after the Company's March 28, 2012 public announcement of the Audit Committee's internal review and the delays in filing its periodic reports. The Company has been asked to make certain individuals available and to provide certain information about these matters to the SEC and the U.S. Attorney's Office. The Company is fully cooperating with the SEC and the U.S. Attorney's Office. Any action by the SEC, the U.S. Attorney's Office or other government agency could result in criminal or civil sanctions against the Company and/or certain of its current or former officers, directors or employees.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our unaudited Condensed Consolidated Financial Statements and the related notes thereto included in Item 1 of this Quarterly Report on Form 10-Q as well as our “Selected Financial Data” and our audited Consolidated Financial Statements and the related notes thereto included in Item 6 and Item 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”). In addition to historical consolidated financial information, this discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs. Actual results could differ from these expectations as a result of certain risk factors, including those described under Item 1A, “Risk Factors,” of our 2014 Form 10-K and this Quarterly Report on Form 10-Q.

Business Overview

We currently operate in one business segment, Hygiene, which encompasses providing essential hygiene and sanitizing service solutions to customers in a wide range of end-markets, including foodservice, hospitality, retail and healthcare industries.  Certain of our products are registered with the Environmental Protection Agency and follow the Center for Disease Control guidelines for disinfection of surface areas such as children’s playgrounds, hospitals, and assisted living environments.  We sell consumable products such as detergents, cleaning chemicals, soap, paper, water filters and supplies, together with the rental and servicing of dish machines and other equipment for the dispensing of those products as well as additional services such as the deep cleaning and sanitizing of restrooms and other facilities.  We continue to see the positive impact of cost efficiencies, capital resource management and planning, plant consolidations and route optimization efforts; however, we believe we still need to increase revenue in order to maximize our profitability. We are committed to our philosophy of Service, People and Profitability and to Selling Through Service.  To that end, we have commenced a realignment of our field service and sales teams to better serve our customers since we believe this will ultimately drive increased revenues through improved customer retention and the ability to leverage our current customer base.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements in our 2014 Form 10-K, describe these significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting policies since the filing of the 2014 Form 10-K.

Newly Issued Accounting Pronouncements

In April, 2014, the Financial Accounting Standards Board issued Accounting Standards Update ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this accounting standard raise the threshold for a disposal to qualify as a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This accounting standard update is effective for annual periods beginning on or after December 15, 2014 and related interim periods, with early adoption allowed. The adoption of this standard did not have a material impact on the Company’s consolidated financial results.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ASU No. 2014-09, Revenue from Contracts with Customers. This ASU is intended to clarify the principles for recognizing revenue by providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices; and providing more useful information to users of financial statements through improved revenue disclosure requirements. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of this standard and has elected to not adopt the standard early.

In August 2014, the Financial Accounting Standards Board issued ASU Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  This ASU provides guidance related to management’s responsibility to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and to provide related footnote disclosures.  The new requirements are effective for the annual periods ending after December 15, 2016, and for interim periods and annual periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact of this standard and has elected to not adopt the standard early.

Assets Held for Sale

In accordance with ASC 360, Property, Plant and Equipment, these assets have been classified as assets held for sale in the Condensed Consolidated Balance Sheet and the assets were adjusted to the lower of historical carrying amount or fair value. Fair value is based on the estimated sales price, less selling costs, of the assets. Estimates of the net sales proceeds are derived using Level 3 inputs, including the Company’s estimates related to  industry multiples of revenues or operating metrics, the status of ongoing sales negotiations and asset purchase agreements where available.  The Company’s estimates of fair value require significant judgment and are regularly reviewed and subject to change based on market conditions, changes in the customer base of the operations or routes, and our continuing evaluation as to the facility's acceptable sale price.

During 2014 the Company updated its estimates of the fair value of certain linen routes and operations to reflect various events that occurred during the year.  The cumulative impairment loss for the twelve months ended December 31, 2014 was $3.0 million, of which $1.9 million was attributable to a reduction in the estimate of net sale proceeds for a linen processing operation.  The factors driving the $1.9 million reduction were the cancellation notifications, received from three major customers, resulting in a significant loss of forecasted revenue; and the operation’s 2014 year-to-date loss which was in excess of the Company’s estimates.  The Company made the decision to close this linen processing operation and the fair value was written down to zero. During the three months ended March 31, 2015, the Company completed the sale of equipment of this closed operation which resulted in the net receipt of $0.3 million in cash, and a $0.3 million gain. The gain is included in “Other income (expense), net” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

During March 2015, the Board of Directors of the Company approved a resolution to sell the Company’s remaining linen operation. In accordance with ASC 360, Property, Plant and Equipment, these assets were classified as assets held for sale at March 31, 2015 and were adjusted to the lower of historical carrying amount or fair value, which was $3.1 million at March 31, 2015.  The estimated fair value was derived based on the assessment of the potential net selling price. The Company expects that this linen operation will be sold in the second quarter of 2015.

For the three months ended March 31, 2015 and 2014, linen related revenue attributable to the assets held for sale and sold linen assets was $1.6 million and $2.7 million, respectively. The 2014 annual revenue was $9.6 million.

RESULTS OF CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2015

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

Total revenue and the revenue derived from each revenue type for the three months ended March 31, 2015 and 2014 are as follows:

	2015	%	2014	%
Revenue		(In thousands)
Products	$39,263	89.5%	$43,241	89.6%
Services	4,328	9.9%	4,694	9.7%
Franchise and other	250	0.6%	360	0.7%
Total revenue	$43,841	100.0%	$48,295	100.0%

Consolidated revenue decreased $4.5 million or 9.2% to $43.8 million for the three months ended March 31, 2015 compared to 2014. Excluding revenue generated from linen assets sold and held for sale for the three months ended March 31, 2015 and 2014, consolidated revenue decreased 7.2% on a comparable basis.  Product revenue decreased $4.0 million partially due to a $1.2 million decrease related to linen assets sold or held for sale. The remaining $2.8 million decrease is primarily due to a $1.8 million reduction in purchasing from large wholesale and distribution customers, and the attrition of $0.3 million in customers resulting from the termination of the Manufacturing and Supply Agreement (the “Cavalier Agreement”) which was terminated in September 2014. Service revenues declined $0.4 million due to the loss of hygiene customers and customers sold in connection with assets held for sale. Franchise and other revenue declined $0.1 million primarily due to the timing of purchases with one of our international licensee.

Cost of Sales

Cost of sales consists primarily of the cost of chemical, paper, air freshener and other consumable products sold to, or used in the servicing of, our customers. These costs are exclusive of route expense and related depreciation and amortization. Cost of sales for the three months ended March 31, 2015 and 2014 are as follows:

	2015	%(1)	2014	%(1)
Cost of Sales			(In thousands)
Products	$19,852	50.6%	$21,580	49.9%
Services	1	0.0%	134	2.9%
Franchise and other	109	43.9%	98	27.2%
Total cost of sales	$19,962	45.5%	$21,812	45.2%

(1)            Represents cost as a percentage of the respective product and service line revenue.

Cost of sales decreased $1.9 million or 8.5% to $20.0 million for the three months ended March 31, 2015, compared to 2014 primarily due to a decline in sales volume. As a percentage of sales, consolidated cost of sales increased slightly from 45.2% to 45.5%.

Route Expenses

Route expenses consist of costs incurred by the Company for the delivery of products and providing services to customers. The components of route expenses for the three months ended March 31, 2015 and 2014 are as follows:

	2015	%(1)	2014	%(1)
Route Expenses			(In thousands)
Compensation	$9,127	20.9%	$9,417	19.7%
Vehicle and other expenses	2,565	5.9%	2,947	6.1%
Total route expenses	$11,692	26.8%	$12,364	25.8%

(1)           Represents route expenses as a percentage of total non-franchise revenue.

Route expenses decreased $0.7 million or 5.4% to $11.7 million for the three months ended March 31, 2015 compared to 2014. The components of this change were decreases in compensation of $0.3 million and also decreases in vehicle and other expenses of $0.4 million. Route expense as a percentage of total revenue was 26.8% and 25.8% for the three months ended March 31, 2015 and 2014, respectively. The increase as a percentage of revenue was primarily due to the decline in revenue from the prior period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of the costs incurred for:

●	Local office and field management support costs that are related to field operations. These costs include compensation, occupancy expense and other general and administrative expenses.

●	Selling expenses which include compensation and commissions for local sales representatives and corporate account representatives.
●	Marketing expenses.
●	Corporate office expenses which include executive management, information technology, human resource, accounting, purchasing and other support costs.

The details of selling, general and administrative expenses for the three months ended March 31, 2015 and 2014 are as follows:

	2015	%(1)	2014	%(1)
Selling, General & Administrative Expenses			(In thousands)
Compensation	$8,646	19.7%	$10,916	22.6%
Occupancy	1,664	3.8%	2,081	4.3%
Other	6,204	14.2%	6,773	14.0%
Total selling, general & administrative expenses	$16,514	37.7%	$19,770	40.9%

(1)           Represents expenses as a percentage of total revenue.

Selling, general and administrative expenses decreased $3.3 million to $16.5 million for the three months ended March 31, 2015 compared to 2014. The components of this change were decreases in compensation of $2.3 million, occupancy of $0.4 million, and other expenses of $0.6 million.  Compensation expense decreased primarily due to headcount reductions, a reduction in stock based compensation and the sale of the linen businesses.  Occupancy decreased due to the closure of a linen plant and due to ongoing efforts to reduce facility infrastructure costs. Other expenses decreased primarily due to the decrease in professional fees.

Depreciation and Amortization

Depreciation and amortization consists of depreciation of property and equipment and the amortization of intangible assets. Depreciation and amortization decreased $0.8 million to $4.6 million or 14.4% for the three months ended March 31, 2015.  The decrease is primarily due to the categorization of certain fixed assets as assets held for sale.

Other Income (Expense), Net

Details of other income (expense), net for three months ended March 31, 2015 and 2014 are as follows:

	2015	2014
	(In thousands)
Interest income	$-	$4
Interest expense	(95)	(78)
Foreign currency loss	(71)	(15)
Other income (expense)	280	(628)
Total other income (expense), net	$114	$(717)

The increase in other income is due primarily to the $0.3 million gain related to the sale of equipment of a closed operation during the first quarter of 2015, compared to the loss on sales of certain assets held for sale during the first quarter of 2014.

Income Tax Expense

In projecting the Company’s income tax expense for 2015, management has concluded that it is not more likely than not that the Company will realize the benefit of its deferred tax assets and as a result a full valuation allowance will be required as of December 31, 2015. Therefore, the Company has not recognized a tax benefit as it relates to the current loss for the period ended March 31, 2015.

For the three months ended March 31, 2015, the Company has recorded an estimate for income taxes based on the Company’s projected income tax expense for the twelve month period ending December 31, 2015. The Company’s tax provision has an unusual relationship to pretax loss mainly because of the existence of a full deferred tax asset valuation allowance. This circumstance generally results in a zero tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance. However, tax expense recorded in the first quarter of 2015 included the accrual of income tax expense related to an additional valuation allowance in connection with the tax amortization of the Company’s indefinite-lived intangible assets that was not available to offset existing deferred tax assets (termed a “naked credit”). The Company does not consider the deferred tax liabilities related to indefinite lived intangible assets when determining the need for a valuation allowance.

Cash Flows Summary

Cash flows from continuing operations for the three months ended March 31, 2015 and 2014 were:

	2015	2014
	(In thousands)
Net cash (used in) provided by operating activities	$(5,938)	$724
Net cash used in investing activities	(1,369)	(1,487)
Net cash provided by (used in) financing activities	3,870	(1,182)
Net decrease in cash and cash equivalents from continuing operations	$(3,437)	$(1,945)

Net cash used in operating activities of $5.9 million increased by $6.7 million primarily due to a $7.5 million change in working capital. Net cash used in investing activities decreased $0.1 million.  Cash provided by financing activities was $3.9 million compared with $1.2 million used during the same period in 2014. The increase of $5.1 million was primarily due to an increase in proceeds from debt issuances related to insurance financing of $1.6 million and proceeds from line the of credit of $3.2 million.   Cash flows from discontinued operations for the three months ended March 31, 2015 and 2014 were:

	2015	2014
	(In thousands)
Net cash used in operating activities of discontinued operations	$-	$(1,987)
Net decrease in cash and cash equivalents from discontinued operations	$-	$(1,987)

Cash flows used in operating activities from discontinued operations in 2014 consisted of payments made related to legal fees and a settlement payment related to a contractual dispute that the Company accepted responsibility to resolve as a part of the sale of the Waste segment.

Liquidity and Capital Resources

Going Concern

Our Condensed Consolidated Financial Statements were prepared on a going concern basis in accordance with U.S. GAAP. The going concern basis of presentation assumes that we will continue in operation for the next twelve months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. The Company has suffered recurring losses from operations and has not generated positive cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must do, but not limited to, some or all of the following: (i) improve operating results through improved customer retention, profitable organic revenue growth, and continued improvements in cost efficiencies; (ii) sell additional non-core or non-essential assets; (iii) raise additional equity; and/or (iv) obtain additional financing through debt. There can be no assurance that we will be able to improve operating results or obtain additional funds by selling additional non-core or non-essential assets, raising additional equity or obtaining additional financing when needed or that such funds, if available, will be obtainable on terms satisfactory to us.

If we are not able to improve operating results or obtain additional funds by selling additional non-core or non-essential assets, raising additional equity or obtaining additional financing, material adverse events may occur including, but not limited to: 1) a reduction in the nature and scope of our operations, 2) our inability to fully implement our current business plan, and 3) defaults under the Credit Facility. There can be no assurances that we will be able to successfully improve our liquidity position. Our consolidated financial statements do not reflect any adjustments that might result from the adverse outcome relating to this uncertainty.

Cash Requirements

As a result of the activities discussed above, our cash and cash equivalents decreased by $3.4 million to $3.8 million at March 31, 2015 compared to $7.2 million at December 31, 2014. Our cash requirements for the next twelve months consist primarily of: (i) capital expenditures associated with dispensing equipment, dish machines and other items in service at customer locations, equipment, vehicles and software; (ii) working capital; and (iii) payment of principal and interest on borrowings under our convertible promissory notes, acquisition notes payable and capital lease obligations and other financing. We expect that through capital resource management and the use of additional customer equipment programs, our annual capital expenditures in 2015 will be less than 2014 capital expenditures of $8.6 million.

We expect that our cash on hand, the cash flow provided by operating activities along with availability under our Credit Facility, and the cash flow from investing activities, including the sale of assets held for sale, will be sufficient to execute our business plan for the next twelve months. However, we believe it is contingent upon improved customer retention, profitable organic growth and continued improvement in cost efficiencies in 2015. Failure to execute our plan successfully or unforecasted shortfalls in available cash may require us to alter our plan, sell other non-core or non-essential assets, or raise additional equity which could be dilutive to existing shareholders or obtain additional financing through debt. There can be no assurances that such equity and debt and be available and would be likely subject to prevailing market conditions and the company’s performance.

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

Borrowings and availability under the Credit Facility are subject to a borrowing base and limitations, and compliance with other terms specified in the agreement.  Borrowings under the Credit Facility are secured by a first priority lien on certain of the Company’s assets.  The calculated borrowing base as of March 31, 2015 was $12.3 million, of which $4.1 million was outstanding under letters of credit, $3.2 million was outstanding under borrowings and $5.0 million was unused.

The Credit Facility contains certain customary representations and warranties, and certain customary covenants on the Company’s ability to, among other things, incur additional indebtedness, create liens or other encumbrances, sell or otherwise dispose of assets, and merge or consolidate with other entities or enter into a change of control transaction. The Credit Facility contains various events of default.  The Company has met all required covenants under the Credit Facility as of March 31, 2015.

Off-Balance Sheet Arrangements

Other than operating leases, there are no significant off-balance sheet financing arrangements or relationships with unconsolidated entities or financial partnerships which are often referred to as “variable interest entities.” Therefore, there is no exposure to any financing, liquidity, market or credit risk that could arise had we engaged in such relationships.

In connection with a distribution agreement entered into in December 2010 between the Company and a distributor of Company-owned products, we provided a guarantee that the distributor's operating cash flows associated with the agreement would not fall below certain agreed-to minimums, subject to certain pre-defined conditions, over the ten year term of the distribution agreement. If the distributor's annual operating cash flow does fall below the agreed-to annual minimums, we reimburse the distributor for any such short fall up to a pre-designated amount. No value was assigned to the fair value of this guarantee at March 31, 2015 and December 31, 2014 based on a probability assessment of the projected cash flows. Management currently does not believe that it is probable that any amounts will be paid under this provision in the agreement and thus there is no amount accrued for the guarantee in the Condensed Consolidated Financial Statements.

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

●
Our independent registered public accounting firm’s report for our audited financial statements for the year ended December 31, 2014 contains an explanatory paragraph that expresses substantial doubt as to our ability to continue as a going concern.

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

●
We recognized significant impairment charges in 2014 and prior years, and may recognize additional impairment charges in the future which could adversely affect our results of operations and financial condition.

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

We are exposed to market risks including changes in interest rates and fuel prices. Borrowings under the Credit Facility are indexed to a variable interest rate.  As of March 31, 2015, there was $3.2 million outstanding under borrowings from our Credit Facility, and we have $4.1 million of letters of credit outstanding at a fixed fee under our Credit Facility. As of March 31, 2015, a hypothetical 10% change in our interest rate would change our results of operations by less than $0.1 million.

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

Fuel costs represent a significant operating expense. To date, we have not entered into any contracts or employed any strategies to mitigate our exposure to fuel costs. Historically, we have made limited use of fuel surcharges or delivery fees to help offset rises in fuel costs. Such potential charges have not been in the past, and we believe will not be going forward, applicable to all customers. Consequently, an increase in fuel costs normally results in a decrease in our operating margin percentage. At our current consumption level, a $0.50 per gallon change in the price of fuel changes our fuel costs by approximately $0.6 million on an annual basis.

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

In connection with the preparation of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2015. Based upon that evaluation, management concluded that the deficiencies in our internal control over financial reporting identified in the 2014 Form 10-K were under ongoing remediation and therefore continue to exist, and as such our disclosure controls and procedures were not effective as of March 31, 2015 for the following reasons:

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

●
We did not implement effective controls to accurately and completely evaluate and calculate our allowance for doubtful accounts. Additionally, our review process was not sufficient to detect material errors in the methodology and calculations of the allowance resulting in material post-closing adjustments.

●	We did not implement effective controls to properly identify, analyze and account for non-routine transactions reflected in the financial statements.

●
We did not develop and implement and overall financial reporting review process that encompassed all significant financial statement accounts or contained an appropriate level of precision. This review process did not identify the issues surrounding the accounting and recording for our dish machines, allowance for doubtful accounts, and non-routine transactions.

●	We did not design, implement and maintain effective controls over the corporate review of significant journal entries processed at our field-level locations, which represents a significant portion of our business, to ensure that these entries were appropriate in nature and correct.

●	We did not maintain effective controls over user security and program change management for the information technology systems and accounting software at the field-level locations.

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

●
We did not maintain effective information and communication controls with external parties due to delays in our financial statement close process as evidenced by the untimely filing of our Annual Report on form 10-K for the year ended December 31, 2014, and our failure to identify and timely disclose control deficiencies in previous filings.

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

 Management has determined that the control deficiencies identified should be considered material weaknesses in our internal control over financial reporting.  A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Based on its evaluation of internal control over financial reporting, management has determined that the control deficiencies identified above should be considered material weaknesses in our internal control over financial reporting.

As set forth below, management has taken and will continue to take steps to remediate the control deficiencies identified above. Notwithstanding the control deficiencies identified above, management concludes that the financial statements included in this report fairly represent, in all material aspects, our financial condition, results of operations and cash flows for the periods presented.

Management's Remediation Plan

 As reported in the Annual Report on Form 10-K for the year ended December 31, 2014, we are engaged in remedial actions in response to the deficiencies discussed above, and we plan to continue efforts underway to improve internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

Other than the changes noted above to remediate the previously reported material weaknesses, there have been no adverse changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We may be involved in litigation from time to time in the ordinary course of business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our business, financial condition or results of operations. However, the results of these matters cannot be predicted with certainty and no assurance can be given that the ultimate resolution of any legal or administrative proceedings or disputes will not have a material adverse effect on our business, financial condition and results of operations.

Securities Litigation

On May 21, 2012, a stockholder derivative action was brought against the Company's former CEO and former CFO and the Company's then directors for alleged breaches of fiduciary duty by a purported Company stockholder in the United States District Court for the Southern District of New York.  In this derivative action, captioned Arsenault v. Berrard, et al., 1:12-cv-4028, the plaintiff seeks to recover for the Company damages arising out of the Company's March 28, 2012 announcement regarding the Board of Director’s conclusion that the Company's previously issued interim financial statements for the quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011, and the other financial information in the Company's quarterly reports on Form 10-Q for the periods then ended, should no longer be relied upon and that an internal review by the Company's Audit Committee primarily relating to possible adjustments to the Company's financial statements was ongoing.

On August 13, 2012, the Arsenault derivative action, along with other related putative class actions in the Southern District of New York, was transferred to the United States District Court for the Western District of North Carolina where other related putative securities class actions.  All action were consolidated under the caption In re Swisher Hygiene, Inc. Securities and Derivative Litigation, MDL No. 2384.  On August 21, 2012, the Western District of North Carolina issued an order governing the practice and procedure in the actions transferred to the Western District of North Carolina as well as the actions originally filed there.  On October 18, 2012, the Western District of North Carolina held an Initial Pretrial Conference at which it appointed lead counsel and lead plaintiffs for the securities class actions, and set a schedule for the filing of a consolidated class action complaint and defendants' time to answer or otherwise respond to the consolidated class action complaint. The Western District of North Carolina stayed the Arsenault derivative action, pending the outcome of the securities class actions.

On August 6, 2014, following a hearing, the Western District of North Carolina approved a settlement of the securities class actions, and issued an Order and Final Judgment that, among other things, dismissed the securities class actions pending in the United States with prejudice and provided for full and complete releases to defendants. The Arsenault derivative action is still pending.

On June 11, 2013, an individual action was filed in the United States. District Court for the Southern District of Florida captioned Miller, et al. v. Swisher Hygiene, Inc., et al., No. 0:13-CV-61292-JAL, against the Company, its former CEO and former CFO, and a former Company director, bringing state and federal claims founded on the allegations that in deciding to sell their company to the Company, plaintiffs relied on defendants' statements about such things as the Company's accounting and internal controls, which, in light of the Company’s restatement of its financial statements, were false. On July 17, 2013, the Company notified the United States Judicial Panel on Multidistrict Litigation ("MDL Panel") of this action, and requested that it be transferred and centralized in the Western District of North Carolina with the other actions pending there. On July 23, 2013, the MDL Panel issued a Conditional Transfer Order (the "Miller CTO"), conditionally transferring the case to the Western District of North Carolina. On July 29, 2013, plaintiffs notified the MDL Panel that they would seek to vacate the Miller CTO. In light of the proceedings in the MDL Panel, defendants requested that the Southern District of Florida stay all proceedings pending the MDL Panel's ruling. On August 6, 2013, the Southern District of Florida issued a stay of all proceedings pending a ruling by the MDL Panel.  On October 2, 2013, following briefing on the issue of whether the Miller CTO should be vacated, the MDL Panel issued an order transferring the action to the Western District of North Carolina.  The Company and the individual defendants filed motions to dismiss the complaint on March 20, 2014.  Briefing on the motions to dismiss was completed on May 12, 2014.  On June 2, 2014, plaintiffs filed a motion with the Western District of North Carolina seeking a suggestion for remand from that Court to the MDL Panel. Briefing on that motion was completed on June 26, 2014. Oral argument on the motions to dismiss and motion for suggestion for remand were heard on July 22, 2014.   On August 5, 2014, the Western District of North Carolina denied plaintiffs' motion for suggestion for remand.  On October 22, 2014, the Company filed a notice of supplemental authority in support of its motion to dismiss the complaint in this action.  On November 4, 2014, plaintiffs filed a response to the notice of supplemental authority.

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

Other Matters

The Company has been contacted by the staff of the Atlanta Regional Office of the SEC and by the United States Attorney's Office for the Western District of North Carolina (the "U.S. Attorney's Office") after the Company's March 28, 2012 public announcement of the Audit Committee's internal review and the delays in filing its periodic reports. The Company has been asked to make certain individuals available and to provide certain information about these matters to the SEC and the U.S. Attorney's Office. The Company is fully cooperating with the SEC and the U.S. Attorney's Office. Any action by the SEC, the U.S. Attorney's Office or other government agency could result in criminal or civil sanctions against the Company and/or certain of its current or former officers, directors or employees.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 which could materially affect our business, financial condition, or future results. There have been no material changes to the risk factors previously disclosed in our 2014 Form 10-K.

ITEM 5.	OTHER INFORMATION

On May 11, 2015, the Lender temporarily waived certain cash management requirements and certain expanded reporting requirements that would otherwise go into effect upon the occurrence of a Springing DACA Event until May 12, 2015. For additional information, see Note 6 – Long-term Debt and Obligations of the Condensed Consolidated Financial Statements. The waiver is filed as Exhibit 10.3, and incorporated herein by reference.

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1
Second Amendment to Employment Agreement by and between Swisher Hygiene Inc. and William M. Pierce, dated January 31, 2015 (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on April 1, 2015). †

10.2
Letter Agreement, dated as of March 25, 2015, by and among Siena Lending Group LLC and the Borrowers listed thereto (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on April 1, 2015).

10.3	Waiver Letter, dated May 11, 2015, by Siena Lending Group LLC.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
________________________
*Furnished herewith.
†Management contacts or compensatory plans, contracts or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWISHER HYGIENE INC.
(Registrant)

Dated: May 11, 2015	By:	/s/William M. Pierce
William M. Pierce President and Chief Executive Officer (Principal Executive Officer)

Dated: May 11, 2015	By:	/s/William T. Nanovsky
William T. Nanovsky Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: May 11, 2015	By:	/s/Linda C. Wilson-Ingram
Linda C. Wilson-Ingram Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1
Second Amendment to Employment Agreement by and between Swisher Hygiene Inc. and William M. Pierce, dated January 31, 2015 (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on April 1, 2015). †

10.2
Letter Agreement, dated as of March 25, 2015, by and among Siena Lending Group LLC and the Borrowers listed thereto (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on April 1, 2015).

10.3	Waiver Letter, dated May 11, 2015, by Siena Lending Group LLC.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
________________________

*Furnished herewith.
†Management contacts or compensatory plans, contracts or arrangements.