Form 10-Q
period 2015-06-30
Swisher Hygiene Inc.
filed 2015-08-10
CIK 1504747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _____________.

Commission File Number: 001-35067

SWISHER HYGIENE INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-3819646
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4725 Piedmont Row Drive, Suite 400 Charlotte, North Carolina	28210
(Address of Principal Executive Offices)	(Zip Code)
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

Number of shares outstanding of each of the registrant's classes of Common Stock at August 6, 2015: 17,628,914 shares of Common Stock, $0.001 par value per share.

SWISHER HYGIENE INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,
	2015	December 31,
	(Unaudited)	2014
Current assets
Cash and cash equivalents	$1,672	$7,233
Restricted cash	231	231
Accounts receivable (net of allowance for doubtful accounts of approximately $0.9 million at June 30, 2015 and $1.0 million at December 31, 2014)	16,024	18,751
Inventory, net	13,592	15,426
Deferred income taxes	497	534
Other assets	3,367	2,525
Total current assets	35,383	44,700
Property and equipment, net	32,162	37,037
Other intangibles, net	5,471	6,654
Customer relationships and contracts, net	19,585	22,792
Other noncurrent assets	1,725	2,015
Total assets	$94,326	$113,198

Current liabilities
Accounts payable	$10,763	$13,627
Accrued payroll and benefits	2,806	3,467
Accrued expense	7,741	7,122
Long-term debt and obligations due within one year	1,935	1,884
Line of credit	611	-
Total current liabilities	23,856	26,100
Long-term debt and obligations	931	1,185
Deferred income taxes	558	558
Other long-term liabilities	4,028	4,065
Total noncurrent liabilities	5,517	5,808

Equity
Preferred stock, par value $0.001, authorized 10,000,000 shares; no shares issued and outstanding at June 30, 2015 and December 31, 2014	-	-
Common stock, par value $0.001, authorized 600,000,000 shares; 17,622,216 shares and 17,612,278 shares issued and outstanding at June 30, 2015 and December 31, 2014 (1)	18	18
Additional paid-in capital (1)	390,145	389,942
Accumulated deficit	(323,884)	(307,363)
Accumulated other comprehensive loss	(1,326)	(1,307)
Total equity	64,953	81,290
Total liabilities and equity	$94,326	$113,198

(1)	All outstanding share amounts and computations using such amounts have been retroactively adjusted to reflect the June 3, 2014 one-for-ten reverse stock split.

See Notes to Condensed Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue
Products	$40,160	$44,780	$79,423	$88,021
Services	4,398	4,809	8,727	9,503
Franchise and other	276	366	526	726
Total revenue	44,834	49,955	88,676	98,250

Costs and expenses
Cost of sales (exclusive of route expenses and related depreciation and amortization)	20,706	22,973	40,668	44,785
Route expenses	11,630	12,598	23,321	24,961
Selling, general, and administrative expenses	15,858	17,134	32,370	36,904
Depreciation and amortization	4,530	5,175	9,120	10,533
Impairment loss on assets held for sale	-	960	-	2,989
Impairment loss on goodwill and intangible assets	166	5,821	166	5,821
Total costs and expenses	52,890	64,661	105,645	125,993
Loss from operations	(8,056)	(14,706)	(16,969)	(27,743)

Other income (expense), net	357	(501)	471	(1,219)
Net loss before income taxes	(7,699)	(15,207)	(16,498)	(28,962)
Income tax (expense) benefit	5	60	(23)	23
Net loss	(7,694)	(15,147)	(16,521)	(28,939)

Comprehensive loss
Foreign currency translation adjustment	8	16	(19)	1
Comprehensive loss	$(7,686)	$(15,131)	$(16,540)	$(28,938)

Loss per share (1)
Basic and diluted	$(0.43)	$(0.86)	$(0.93)	$(1.64)

Weighted-average common shares used in the computation of loss per share (1)
Basic and diluted	17,753,691	17,703,886	17,751,962	17,696,221

(1)	All outstanding share amounts and computations using such amounts have been retroactively adjusted to reflect the June 3, 2014 one-for-ten reverse stock split.

See Notes to Condensed Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss from continuing operations	$(16,521)	$(28,939)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	9,120	10,533
Provision for doubtful accounts	553	231
Stock based compensation	208	1,011
Deferred income taxes	37	(51)
Impairment loss on assets held for sale	-	2,989
Impairment loss on intangible assets	166
Impairment loss on goodwill	-	5,821
Loss on sale of assets	339	54
(Gain) loss on sale of assets held for sale	(1,190)	814
Changes in operating assets and liabilities:
Accounts receivable	1,406	1,732
Inventory	1,834	(512)
Accounts payable, accrued expense and other current liabilities	(497)	3,113
Other assets and non-current assets	(2,962)	1,421
Net cash used in operating activities of continuing operations	(7,507)	(1,783)
Net cash used in operating activities of discontinued operations	-	(2,069)
Cash used in operating activities	(7,507)	(3,852)
Investing activities
Purchases of property and equipment	(2,962)	(4,049)
Cash received on sale of assets held for sale	4,463	54
Cash received on sale of property and equipment	42	1,149
Restricted cash	-	1,087
Cash provided by (used in) investing activities	1,543	(1,759)
Financing activities
Principal payments on debt	(2,147)	(2,525)
Proceeds from debt issuances	1,934	-
Proceeds from line of credit, net of issuance costs	3,935	-
Payments on line of credit	(3,324)
Proceeds from capital lease	10	-
Taxes paid related to income tax withheld on settlement of equity awards	(5)	(22)
Cash provided by (used in) financing activities	403	(2,547)

Net decrease in cash and cash equivalents	(5,561)	(8,158)
Cash and cash equivalents at the beginning of the period	7,233	21,465
Cash and cash equivalents at the end of the period	$1,672	$13,307

See Notes to Condensed Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. The Company's Condensed Consolidated Financial Statements reflect all adjustments that management believes are necessary for the fair presentation of their financial position, results of operations, comprehensive loss and cash flows for the periods presented. The information at December 31, 2014 in the Company's Condensed Consolidated Balance Sheets included in this quarterly report was derived from the audited Consolidated Balance Sheet included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on April 1, 2015. The Company's 2014 Annual Report on Form 10-K is referred to in this quarterly report as the “2014 Annual Report.” This quarterly report should be read in conjunction with the 2014 Annual Report.

Intercompany balances and transactions have been eliminated in consolidation. Tabular information, other than share and per share data, is presented in thousands of dollars. Certain reclassifications have been made to prior year amounts for consistency with the current period presentation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements. Actual results could differ from those estimates and such differences could affect the results of operations reported in future periods.

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

Going Concern

Our Condensed Consolidated Financial Statements were prepared on a going concern basis in accordance with U.S. GAAP. The going concern basis of presentation assumes that we will continue in operation for the next twelve months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. The Company has suffered recurring losses from operations and has not generated positive cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must do, but not limited to, some or all of the following: (i) improve operating results through improved customer retention, profitable organic revenue growth, and continued improvements in cost efficiencies; (ii) sell additional assets; (iii) raise additional equity; and/or (iv) obtain additional financing through debt. There can be no assurance that we will be able to improve operating results or obtain additional funds by selling additional assets, raising additional equity or obtaining additional financing when needed or that such funds, if available, will be obtainable on terms satisfactory to us.

If we are not able to improve operating results or obtain additional funds by selling additional assets, continued improvements in cost efficiencies, raising additional equity or obtaining additional financing, material adverse events may occur including, but not limited to: 1) a reduction in the nature and scope of our operations, 2) our inability to fully implement our current business plan, and 3) defaults under the Credit Facility (as defined below). There can be no assurances that we will be able to successfully improve our liquidity position. Our condensed consolidated financial statements do not reflect any adjustments that might result from the adverse outcome relating to this uncertainty.

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

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ASU No. 2014-09, Revenue from Contracts with Customers. This ASU is intended to clarify the principles for recognizing revenue by providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices; and providing more useful information to users of financial statements through improved revenue disclosure requirements. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this standard and has elected to not adopt the standard early.

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

NOTE 2 — DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Discontinued Operations

For the six months ended June 30, 2015, there were no discontinued operations. For the six month period ended June 30, 2014, net cash used in operating activities of discontinued operations was $2.1 million and consisted of payments primarily related to legal fees and the settlement of a contractual dispute that the Company accepted responsibility to resolve as a part of the sale of the Waste segment. The Company completed the sale of its Waste segment on November 15, 2012.

Assets Held For Sale

In accordance with ASC 360, Property, Plant and Equipment, the Company’s estimates of fair value require significant judgment and are regularly reviewed and subject to change based on market conditions, changes in the customer base of the operations or routes, and our continuing evaluation as to the facility's acceptable sale price.

During the second quarter of 2014, the Company updated its estimates of the fair value of certain linen routes and operations to reflect various events that occurred during the period. The cumulative impairment loss for the six months ended June 30, 2014 was $3.0 million, of which $1.7 million was attributable to a reduction in the estimate of net sale proceeds for a linen processing operation. The factors driving the $1.7 million reduction were the cancellation notifications, received from three major customers, resulting in a significant loss of forecasted revenue; and the operation’s 2014 year-to-date loss which was in excess of the Company’s estimates. The Company made the decision to close this linen processing operation and the fair value was written down to zero. During the first quarter of 2015, the Company completed the sale of equipment of this closed operation classified as asset held for sale, resulting in the net receipt of $0.3 million in cash and a $0.3 million gain. The gain is included in “Other income (expense), net” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

During March 2015, the Board of Directors of the Company approved a resolution to sell the Company’s remaining linen operation. In accordance with ASC 360, Property, Plant and Equipment, these assets were classified as assets held for sale at March 31, 2015 and were adjusted to the lower of historical carrying amount or fair value, less costs to sell, which was $3.1 million. The estimated fair value was derived based on the assessment of the potential net selling price. The Company completed the sale of this linen operation on May 12, 2015 receiving $4.0 million in cash and notes receivable plus purchased accounts receivables, resulting in a gain of $0.9 million. The gain is included in “Other income (expense), net” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

For the three and six months ended June 30, 2015, linen related revenue attributable to the assets held for sale and sold linen assets was $0.7 million and $2.3 million, respectively, and $1.1 million and $2.5 million for the three and six months ended June 30, 2014, respectively. The 2014 annual revenue was $9.6 million attributable to the assets held for sale and sold linen assets. As of June 30, 2015, there were no assets held for sale.

NOTE 3 — GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s accounting policy is to perform an annual impairment test in the fourth quarter or more frequently whenever events or circumstances indicated that the carrying value of intangible assets may not be recoverable. On a quarterly basis, we monitor the key drivers of fair value to detect the existence of indicators or changes that would warrant an interim impairment test for our intangible assets. Goodwill was fully written-off in the second quarter of 2014 with a non-cash impairment charge of $5.8 million. The Company performed an assessment of its proprietary chemical formulas in the quarter ended June 30, 2015 because of initiatives throughout the organization to reduce the number of active stock keeping units (“SKUs”). Upon completion of the assessment and impairment testing, it was determined that the fair value of formulas was lower than the net book value, resulting in an impairment charge of $0.2 million.

Amortization expense on finite lived intangible assets for the three months ended June 30, 2015 and 2014 was $1.7 and $2.0 million, respectively, and for the six months ended June 30, 2015 and 2014 was $3.4 million and $4.0 million, respectively.

NOTE 4 — INVENTORY

Inventory, net of reserves, as of June 30, 2015 and December 31, 2014 consisted of the following:

	June 30,	December 31,
	2015	2014
Finished goods	$10,584	$12,286
Raw materials	2,573	2,780
Work in process	435	360
Total	$13,592	$15,426

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

Changes in equity for the six months ended June 30, 2015 consisted of the following:

Balance at December 31, 2014	$81,290
Stock based compensation	208
Payments to cover RSU's	(5)
Foreign currency translation adjustment	(19)
Net loss	(16,521)
Balance at June 30, 2015	$64,953

Comprehensive Loss

A summary of the changes in the components of accumulated other comprehensive loss for the six months ended June 30, 2015 is provided below:

	Foreign Currency Translation Adjustment	Employee Benefit Plan Adjustment, Net of Tax	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(125)	$(1,182)	$(1,307)
Current period other comprehensive loss	(19)	-	(19)
Balance at June 30, 2015	$(144)	$(1,182)	$(1,326)

NOTE 6 — LONG-TERM DEBT AND OBLIGATIONS

	June 30,	December 31,
	2015	2014
Notes payable	$1,058	$1,193
Convertible promissory notes, 4.0%: maturing at various dates through 2016	486	832
Capitalized lease obligations and other financing	1,322	1,044
Total debt and obligations	2,866	3,069
Long-term debt and obligations due within one year	(1,935)	(1,884)
Long-term debt and obligations	$931	$1,185

Interest on notes payable range between 3.7% and 4.0% and mature at various dates through 2019. At the Company’s election, the Company may settle, at any time prior to and including the maturity date, any portion of the outstanding convertible promissory notes’ principal balance of $0.5 million, plus accrued interest, in a combination of cash and shares of common stock. To the extent that the Company’s common stock is part of such settlement, the settlement price is the most recent closing price of the Company’s common stock on the trading day prior to the date of settlement. Although none of these notes have been settled to date with shares, if all notes outstanding at June 30, 2015 were to be settled with shares the Company would issue 462,700 shares of common stock based on the per share value at June 30, 2015.

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

 Borrowings and availability under the Credit Facility are subject to a borrowing base and limitations, and compliance with other terms specified in the agreement. Borrowings under the Credit Facility are secured by a first priority lien on certain of the Company’s and its subsidiaries’ assets. The calculated borrowing base as of June 30, 2015 was $11.0 million, of which $4.1 million was outstanding under letters of credit, $0.6 million was outstanding under borrowings and $6.3 million was unused.

 The Credit Facility contains certain customary representations and warranties, and certain customary covenants on the Company’s ability to, among other things, incur additional indebtedness, create liens or other encumbrances, sell or otherwise dispose of assets, and merge or consolidate with other entities or enter into a change of control transaction. The Credit Facility contains various events of default and certain cash management and reporting requirements. The Company has met all required covenants under the Credit Facility as of June 30, 2015.

The Company has entered into capitalized lease obligations with third party finance companies to finance the cost of certain equipment. At June 30, 2015, these obligations bore interest at rates ranging between 4.0% and 18.4% and at December 31, 2014, interest ranged between 4.0% and 18.4%.

The fair value of the Company's debt is estimated based on the current borrowing rates available to the Company for bank loans with similar terms and maturities, and approximates the carrying value of these liabilities.

NOTE 7 — OTHER INCOME (EXPENSE), NET

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest income	$-	$3	$-	$7
Interest expense	(103)	(145)	(197)	(223)
Foreign currency	(100)	(85)	(171)	(100)
Other	560	(274)	839	(903)
Total other income (expense), net	$357	$(501)	$471	$(1,219)

As described in Note 2, “Discontinued Operations and Assets Held for Sale”, “Other” for the three and six months ended June 30, 2015, primarily consists of a $0.9 and $1.2 million gain related to closed operations, and for the three and six months ended June 30, 2014, primarily represents a $0.2 million and $0.8 million loss related to the sale of assets held for sale.

NOTE 8 — SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2015	2014
Cash paid for income taxes	$33	$91

Cash paid for interest	$197	$223

Cash received from interest	$-	$7

NOTE 9 — LOSS PER SHARE

Basic net loss attributable to common stockholders per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Shares of common stock underlying outstanding stock options of which the market price of the common stock is higher than the exercise price of the related stock awards and unvested restricted stock units of 75 were not included in the computation of diluted loss per share for the six months ended June 30, 2015, since their inclusion would be anti-dilutive.

Shares of common stock underlying outstanding stock options of which the market price of the common stock is higher than the exercise price of the related stock awards and unvested restricted stock units of 21,479 were not included in the computation of diluted loss per share for the six months ended June 30, 2014 since their inclusion would be anti-dilutive.

NOTE 10 — INCOME TAXES

In projecting the Company’s income tax expense for 2015, management has concluded that it is not more likely than not that the Company will realize the benefit of its deferred tax assets and as a result a full valuation allowance will be required as of December 31, 2015. Therefore, the Company has not recognized a tax benefit as it relates to the current loss for the period ended June 30, 2015.

For the three month and six months ended June 30, 2015, the Company has recorded an estimate for income taxes based on the Company’s projected income tax expense for the twelve month period ending December 31, 2015. The Company’s tax provision has an unusual relationship to pretax loss mainly because of the existence of a full deferred tax asset valuation allowance. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance. However, tax expense recorded in the first and second quarter of 2015 included the accrual of income tax expense related to an additional valuation allowance in connection with the tax amortization of the Company’s indefinite-lived intangible assets that was not available to offset existing deferred tax assets (termed a “naked credit”). Specifically, the Company does not consider the deferred tax liabilities related to indefinite lived intangible assets when determining the need for a valuation allowance.

NOTE 11— RELATED PARTY TRANSACTIONS

The Company paid fees for training course development and utilization of the delivery platform from a company, the majority of which is owned by a partnership in which a significant shareholder, former director and three former executives of the Company have a controlling interest. Fees paid during the three and six months ended June 30, 2015 and 2014 were less than $0.1 million.

As discussed further below in Note 12, “Commitments and Contingencies,” the Company entered into a Manufacturing and Supply Agreement (the “Cavalier Agreement”) with a plant in connection with its acquisition of Sanolite in July 2011.  The Cavalier Agreement was terminated in September 2014, pursuant to the terms of the agreement. In connection with the acquisition in 2011, two of the owners of both Sanolite and the manufacturing plant became Company employees.  There were no purchases, pursuant to the Cavalier Agreement, for the three and six months ended June 30, 2015 and $1.6 million and $3.1 million for the three and six months ending June 30, 2014, respectively. At June 30, 2015, there were no balances included in accounts payable due to this entity, and at December 31, 2014, the Company had $0.3 million included in accounts payable due to this entity. As described below, the transactions pursuant to the Cavalier Agreement were considered to be conducted at the going market prices for such products.

The Company is obligated to make lease payments pursuant to certain real property and equipment lease agreements with employees that were former owners of acquired companies. Such lease payments made were $0.2 million during the three months ended June 30, 2015 and 2014, and were $0.4 million during the six months ended June 30, 2015 and 2014.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Guarantees

In connection with a distribution agreement entered into in December 2010, the Company provided a guarantee that the distributor’s operating cash flows associated with the agreement would not fall below certain agreed-to minimums, subject to certain pre-defined conditions, over the ten year term of the distribution agreement. If the distributor’s annual operating cash flow does fall below the agreed-to annual minimums, the Company will reimburse the distributor for any such short fall up to a pre-designated amount. No value was assigned to the fair value of the guarantee at June 30, 2015 and December 31, 2014, based on a probability assessment of the projected cash flows. Management currently does not believe that it is probable that any amounts will be paid under this agreement and thus there is no amount accrued for the guarantee in the Condensed Consolidated Financial Statements. This liability would be considered a Level 3 financial instrument given the unobservable inputs used in the projected cash flow model.

As discussed above in Note 11, “Related Party Transactions,” the Company entered into the Cavalier Agreement. The agreement, which was scheduled to expire on December 31, 2012, was extended for an additional two year period with an automatic 18-month renewal term and a six month termination provision. The agreement provides for pricing adjustments, up or down, on the first of each month based on the vendor’s actual average product costs incurred during the prior month. Additional product payments made by the Company due to the vendors pricing adjustment as a result of this agreement have not been significant and have not represented costs materially above the going market price for such product. The Cavalier Agreement was terminated in September 2014 pursuant to the terms of the agreement.

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

 Securities Litigation

On May 21, 2012, a stockholder derivative action was brought against the Company’s former CEO and former CFO and the Company’s then directors for alleged breaches of fiduciary duty by a purported Company stockholder in the United States District Court for the Southern District of New York.  In this derivative action, captioned Arsenault v. Berrard, et al., 1:12-cv-4028, the plaintiff seeks to recover for the Company damages arising out of the Company’s March 28, 2012 announcement regarding the Board of Director’s conclusion that the Company’s previously issued interim financial statements for the quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011, and the other financial information in the Company’s quarterly reports on Form 10-Q for the periods then ended, should no longer be relied upon and that an internal review by the Company’s Audit Committee primarily relating to possible adjustments to the Company’s financial statements was ongoing.

On August 13, 2012, the Arsenault derivative action, along with a related putative securities class action pending in the Southern District of New York, was transferred to the United States District Court for the Western District of North Carolina where other related putative securities class actions were pending.  All actions were consolidated under the caption In re Swisher Hygiene, Inc. Securities and Derivative Litigation, MDL No. 2384.  On August 21, 2012, the Western District of North Carolina issued an order governing the practice and procedure in the actions transferred to the Western District of North Carolina as well as the actions originally filed there.  On October 18, 2012, the Western District of North Carolina held an Initial Pretrial Conference at which it appointed lead counsel and lead plaintiffs for the securities class actions, and set a schedule for the filing of a consolidated class action complaint and defendants’ time to answer or otherwise respond to the consolidated class action complaint. The Western District of North Carolina stayed the Arsenault derivative action, pending the outcome of the securities class actions.

On August 6, 2014, following a hearing, the Western District of North Carolina approved a settlement of the securities class actions, and issued an Order and Final Judgment that, among other things, dismissed the securities class actions pending in the United States with prejudice and provided for full and complete releases to defendants. The Arsenault derivative action is still pending.

On June 11, 2013, an individual action was filed in the United States District Court for the Southern District of Florida captioned Miller, et al. v. Swisher Hygiene, Inc., et al., No. 0:13-CV-61292-JAL, against the Company, its former CEO and former CFO, and a former Company director, bringing state and federal claims founded on the allegations that in deciding to sell their company to the Company, plaintiffs relied on defendants’ statements about such things as the Company’s accounting and internal controls, which, in light of the Company’s restatement of its financial statements, were false. On July 17, 2013, the Company notified the United States Judicial Panel on Multidistrict Litigation (“MDL Panel”) of this action, and requested that it be transferred and centralized in the Western District of North Carolina with the other actions pending there. On July 23, 2013, the MDL Panel issued a Conditional Transfer Order (the “Miller CTO”), conditionally transferring the case to the Western District of North Carolina. On July 29, 2013, plaintiffs notified the MDL Panel that they would seek to vacate the Miller CTO. In light of the proceedings in the MDL Panel, defendants requested that the Southern District of Florida stay all proceedings pending the MDL Panel’s ruling. On August 6, 2013, the Southern District of Florida issued a stay of all proceedings pending a ruling by the MDL Panel.  On October 2, 2013, following briefing on the issue of whether the Miller CTO should be vacated, the MDL Panel issued an order transferring the action to the Western District of North Carolina.  The Company and the individual defendants filed motions to dismiss the complaint on March 20, 2014.  Briefing on the motions to dismiss was completed on May 12, 2014.  On June 2, 2014, plaintiffs filed a motion with the Western District of North Carolina seeking a suggestion for remand from that court to the MDL Panel. Briefing on that motion was completed on June 26, 2014. Oral argument on the motions to dismiss and motion for suggestion for remand were heard on July 22, 2014.   On August 5, 2014, the Western District of North Carolina denied plaintiffs’ motion for suggestion for remand.  On October 22, 2014, the Company filed a notice of supplemental authority in support of its motion to dismiss the complaint.  On November 4, 2014, plaintiffs filed a response to the notice of supplemental authority. On July 8, 2015, the Western District of North Carolina ruled on the motions to dismiss. The Western District of North Carolina dismissed plaintiffs’ federal claims and certain of their state law claims. Other state law claims against the Company, its former CEO, and a former Company director, were not dismissed. After issuing its ruling, the Western District of North Carolina recommended by letter to the MDL Panel that the action be transferred back to the Southern District of Florida. On July 16, 2015, the Western District of North Carolina issued an order staying all proceedings in the action pending a determination by the MDL Panel on its recommendation.

Other Matters

The Company has been contacted by the staff of the Atlanta Regional Office of the SEC and by the United States Attorney’s Office for the Western District of North Carolina (the “U.S. Attorney’s Office”) after the Company’s March 28, 2012 public announcement of the Audit Committee’s internal review and the delays in filing its periodic reports. The Company has been asked to make certain individuals available and to provide certain information about these matters to the SEC and the U.S. Attorney’s Office. The Company is fully cooperating with the SEC and the U.S. Attorney’s Office. Any action by the SEC, the U.S. Attorney’s Office or other government agency could result in fines and/or criminal or civil sanctions against the Company and/or certain of its current or former officers, directors or employees.

NOTE 13 — SUBSEQUENT EVENT

In August 2015, the Company sold its wholly owned subsidiary which conducted all of the Company's operations in Canada for total proceeds of $2.769 million. The difference between the sale price and the carrying value of the assets sold will be accounted for in the third quarter of 2015 and the Company expects to record a gain at that time.

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

Business Overview

We currently operate in one business segment, Hygiene, which encompasses providing essential hygiene and sanitizing service solutions to customers in a wide range of end-markets, including foodservice, hospitality, retail and healthcare industries. Certain of our products are registered with the Environmental Protection Agency and follow the Center for Disease Control guidelines for disinfection of surface areas such as children’s playgrounds, hospitals, and assisted living environments.  We sell consumable products such as detergents, cleaning chemicals, soap, paper, water filters and supplies, together with the rental and servicing of dish machines and other equipment for the dispensing of those products as well as additional services such as the deep cleaning and sanitizing of restrooms and other facilities. We continue to see the positive impact of cost efficiencies, capital resource management and planning, plant consolidations and route optimization efforts; however, we believe we still need to increase revenue in order to maximize our profitability. We are committed to our philosophy of Service, People and Profitability and to Selling Through Service. To that end, we are continuing our realignment of our field service and sales teams to better serve our customers since we believe this will ultimately drive increased revenues through improved customer retention and the ability to leverage our current customer base.

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

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ASU No. 2014-09, Revenue from Contracts with Customers. This ASU is intended to clarify the principles for recognizing revenue by providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices; and providing more useful information to users of financial statements through improved revenue disclosure requirements. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this standard and has elected to not adopt the standard early.

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

Assets Held for Sale

In accordance with ASC 360, Property, Plant and Equipment, the Company’s estimates of fair value require significant judgment and are regularly reviewed and subject to change based on market conditions, changes in the customer base of the operations or routes, and our continuing evaluation as to the facility's acceptable sale price.

During the second quarter of 2014, the Company updated its estimates of the fair value of certain linen routes and operations to reflect various events that occurred during the period. The cumulative impairment loss for the six months ended June 30, 2014 was $3.0 million, of which $1.7 million was attributable to a reduction in the estimate of net sale proceeds for a linen processing operation. The factors driving the $1.7 million reduction were the cancellation notifications, received from three major customers, resulting in a significant loss of forecasted revenue; and the operation’s 2014 year-to-date loss which was in excess of the Company’s estimates. The Company made the decision to close this linen processing operation and the fair value was written down to zero. During the first quarter of 2015, the Company completed the sale of equipment of this closed operation classified as asset held for sale, resulting in the net receipt of $0.3 million in cash and a $0.3 million gain. The gain is included in “Other income (expense), net” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

During March 2015, the Board of Directors of the Company approved a resolution to sell the Company’s remaining linen operation. In accordance with ASC 360, Property, Plant and Equipment, these assets were classified as assets held for sale at March 31, 2015 and were adjusted to the lower of historical carrying amount or fair value, less costs to sell, which was $3.1 million. The estimated fair value was derived based on the assessment of the potential net selling price. The Company completed the sale of this linen operation on May 12, 2015 receiving $4.0 million in cash and notes receivable plus purchased accounts receivables, resulting in a gain of $0.9 million. The gain is included in “Other income (expense), net” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

For the three and six months ended June 30, 2015, linen related revenue attributable to the assets held for sale and sold linen assets was $0.7 million and $2.3 million, respectively, and $1.1 million and $2.5 million for the three and six months ended June 30, 2014, respectively. The 2014 annual revenue was $9.6 million attributable to the assets held for sale and sold linen assets. As of June 30, 2015, there were no assets held for sale.

RESULTS OF CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2015

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

Total revenue and the revenue derived from each revenue type for the three months ended June 30, 2015 and 2014 are as follows:

	2015	%	2014	%
Revenue		(In thousands)
Products	$40,160	89.6%	$44,780	89.7%
Services	4,398	9.8%	4,809	9.6%
Franchise and other	276	0.6%	366	0.7%
Total revenue	$44,834	100.0%	$49,955	100.0%

Consolidated revenue decreased $5.1 million or 10.3% to $44.8 million for the three months ended June 30, 2015 compared to 2014. Excluding revenue generated from linen assets sold and held for sale for the three months ended June 30, 2015 and 2014, consolidated revenue decreased 6.8% on a comparable basis. Product revenue decreased $4.6 million partially due to a $1.9 million decrease related to linen assets sold or held for sale. The remaining $2.7 million decrease is primarily due to a $0.9 million reduction in purchasing from large wholesale and distribution customers, and the attrition of $0.4 million in customers resulting from the termination of the Manufacturing and Supply Agreement (the “Cavalier Agreement”) which was terminated in September 2014, as well as $1.4 million of additional attrition, volume reductions and strategic separations from customers due to lack of profitability. Service revenues declined $0.4 million due to the loss of hygiene customers and customers sold in connection with assets held for sale. Franchise and other revenue declined $0.1 million primarily due to the timing of purchases with one of our international licensees.

Cost of Sales

Cost of sales consists primarily of the cost of chemical, paper, air freshener and other consumable products sold to, or used in the servicing of, our customers. These costs are exclusive of route expense and related depreciation and amortization. Cost of sales for the three months ended June 30, 2015 and 2014 are as follows:

	2015	%(1)	2014	%(1)
Cost of Sales		(In thousands)
Products	$20,604	51.3%	$22,778	50.9%
Services	(4)	-0.1%	131	2.7%
Franchise and other	106	38.4%	64	17.5%
Total cost of sales	$20,706	46.2%	$22,973	46.0%

(1)	Represents cost as a percentage of the respective product and service line revenue.

Cost of sales decreased $2.3 million or 9.9% to $20.7 million for the three months ended June 30, 2015, compared to 2014 primarily due to a decline in sales volume. The increase in cost of sales as a percentage of revenue from the prior-year period primarily reflects the impact of exiting the linen business, partially offset by cost efficiencies. As a percentage of sales, consolidated cost of sales increased slightly from 46.0% to 46.2%.

Route Expenses

Route expenses consist of costs incurred by the Company for the delivery of products and providing services to customers. The components of route expenses for the three months ended June 30, 2015 and 2014 are as follows:

	2015	%(1)	2014	%(1)
Route Expenses		(In thousands)
Compensation	$8,896	20.0%	$9,847	19.9%
Vehicle and other expenses	2,734	6.1%	2,751	5.5%
Total route expenses	$11,630	26.1%	$12,598	25.4%

(1)	Represents route expenses as a percentage of total non-franchise revenue.

Route expenses decreased $1.0 million or 7.7% to $11.6 million for the three months ended June 30, 2015 compared to 2014. The components of this change were decreases in compensation, primarily through route optimization efforts, of $1.0 million. Route expense as a percentage of total revenue was 26.1% and 25.4% for the three months ended June 30, 2015 and 2014, respectively. The increase as a percentage of revenue was primarily due to the decline in revenue from the prior period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of the costs incurred for:

●	Local office and field management support costs that are related to field operations. These costs include compensation, occupancy expense and other general and administrative expenses.
●	Selling expenses which include compensation and commissions for local sales representatives and corporate account representatives.
●	Marketing expenses.
●	Corporate office expenses which include executive management, information technology, human resource, accounting, purchasing and other support costs.

The details of selling, general and administrative expenses for the three months ended June 30, 2015 and 2014 are as follows:

	2015	%(1)	2014	%(1)
Selling, General & Administrative Expenses		(In thousands)
Compensation	$7,906	17.6%	$10,007	20.0%
Occupancy	1,720	3.8%	1,820	3.6%
Other	6,232	13.9%	5,307	10.6%
Total selling, general & administrative expenses	$15,858	35.4%	$17,134	34.2%

(1)	Represents expenses as a percentage of total revenue.

Selling, general and administrative expenses decreased $1.3 million to $15.9 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The components of this change were decreases in compensation of $2.1 million, occupancy of $0.1 million, and offset by an increase in other expenses of $0.9 million. Compensation expense decreased primarily due to headcount reductions primarily due to the sale of the linen business, a reduction in stock based compensation and other operational efforts. Occupancy decreased due to the closure of a linen plant, the sale of a linen plant and due to ongoing efforts to reduce facility infrastructure costs. Other expenses increased primarily due to an increase in professional fees of $0.5 million, an increase in bad debt expense of $0.2 million and an increase in bank charges of $0.1 million.

Depreciation and Amortization

Depreciation and amortization consists of depreciation of property and equipment and the amortization of intangible assets. Depreciation and amortization decreased $0.6 million to $4.5 million or 12.5% for the three months ended June 30, 2015. The decrease is primarily the result of fixed assets being fully depreciated and a decrease in capital expenditures.

Other Income (Expense), Net

Details of other income (expense), net for three months ended June 30, 2015 and 2014 are as follows:

	2015	2014
	(In thousands)
Interest income	$-	$3
Interest expense	(102)	(145)
Foreign currency loss	(100)	(85)
Other income (expense)	559	(274)
Total other income (expense), net	$357	$(501)

The increase in other income is due primarily to the $0.9 million gain related to the sale of a linen facility during the second quarter of 2015, offset by impairment loss on intangible assets of $0.2 million and loss on sale of assets of $0.3 million compared to the loss on sale of certain assets held for sale during the first quarter of 2014.

Income Tax Expense

In projecting the Company’s income tax expense for 2015, management has concluded that it is not more likely than not that the Company will realize the benefit of its deferred tax assets and as a result a full valuation allowance will be required as of December 31, 2015. Therefore, the Company has not recognized a tax benefit as it relates to the current loss for the period ended June 30, 2015.

For the three months ended June 30, 2015, the Company has recorded an estimate for income taxes based on the Company’s projected income tax expense for the twelve month period ending December 31, 2015. The Company’s tax provision has an unusual relationship to pretax loss mainly because of the existence of a full deferred tax asset valuation allowance. This circumstance generally results in a zero tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance. However, tax expense recorded in the first and second quarter of 2015 included the accrual of income tax expense related to an additional valuation allowance in connection with the tax amortization of the Company’s indefinite-lived intangible assets that was not available to offset existing deferred tax assets (termed a “naked credit”). The Company does not consider the deferred tax liabilities related to indefinite lived intangible assets when determining the need for a valuation allowance.

RESULTS OF CONTINUING OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2015

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

Total revenue and the revenue derived from each revenue type for the six months ended June 30, 2015 and 2014 are as follows:

	2015	%	2014	%
Revenue		(In thousands)
Products	$79,423	89.6%	$88,021	89.6%
Services	8,727	9.8%	9,503	9.7%
Franchise and other	526	0.6%	726	0.7%
Total revenue	$88,676	100.0%	$98,250	100.0%

Consolidated revenue decreased $9.6 million or 9.7% to $88.7 million for the six months ended June 30, 2015 compared to 2014. Excluding revenue generated from linen assets sold and held for sale for the six months ended June 30, 2015 and 2014, consolidated revenue decreased 6.5% on a comparable basis. Product revenue decreased $8.6 million partially due to a $3.1 million decrease related to linen assets sold or held for sale. The remaining $5.5 million decrease is primarily due to a $1.4 million reduction in purchasing from large wholesale and distribution customers, the attrition of $0.7 million in customers resulting from the termination of the Manufacturing and Supply Agreement (the “Cavalier Agreement”) which was terminated in September 2014, as well as $3.4 million of additional attrition, volume reductions and strategic separations from customers due to lack of profitability. Service revenues declined $0.8 million due to the loss of hygiene customers and customers sold in connection with assets held for sale. Franchise and other revenue declined $0.2 million primarily due to the timing of purchases with one of our international licensee.

Cost of Sales

Cost of sales consists primarily of the cost of chemical, paper, air freshener and other consumable products sold to, or used in the servicing of our customers. These costs are exclusive of route expense and related depreciation and amortization. Cost of sales for the six months ended June 30, 2015 and 2014 are as follows:

	2015	%(1)	2014	%(1)
Cost of Sales		(In thousands)
Products	$40,456	50.9%	$44,358	50.4%
Services	(3)	0.0%	265	2.8%
Franchise and other	215	40.9%	162	22.3%
Total cost of sales	$40,668	45.9%	$44,785	45.6%

Represents cost as a percentage of the respective product and service line revenue.

Cost of sales decreased $4.1 million or 9.2% to $40.7 million for the six months ended June 30, 2015, compared to 2014 primarily due to a decline in sales volume. The increase in cost of sales as a percentage of revenue from the prior-year period primarily reflects the impact of exiting the linen business, partially offset by cost efficiencies. As a percentage of sales, consolidated cost of sales increased slightly from 45.6% to 45.9%.

Route Expenses

Route expenses consist of costs incurred by the Company for the delivery of products and providing services to customers. The components of route expenses for the six months ended June 30, 2015 and 2014 are as follows:

	2015	%(1)	2014	%(1)
Route Expenses		(In thousands)
Compensation	$18,023	20.4%	$19,264	19.8%
Vehicle and other expenses	5,298	6.0%	5,697	5.8%
Total route expenses	$23,321	26.4%	$24,961	25.6%

Represents route expenses as a percentage of total non-franchise revenue.

Route expenses decreased $1.6 million or 6.6% to $23.3 million for the six months ended June 30, 2015 compared to 2014. The components of this change were decreases in compensation, primarily through route optimization efforts, of $1.2 million and also decreases in vehicle and other expenses of $0.4 million. Route expense as a percentage of total revenue was 26.4% and 25.6% for the six months ended June 30, 2015 and 2014, respectively. The increase as a percentage of revenue was primarily due to the decline in revenue from the prior period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of the costs incurred for:

●	Local office and field management support costs that are related to field operations. These costs include compensation, occupancy expense and other general and administrative expenses.
●	Selling expenses which include compensation and commissions for local sales representatives and corporate account representatives.
●	Marketing expenses.
●	Corporate office expenses which include executive management, information technology, human resource, accounting, purchasing and other support costs.

The details of selling, general and administrative expenses for the six months ended June 30, 2015 and 2014 are as follows:

	2015	%(1)	2014	%(1)
Selling, General & Administrative Expenses		(In thousands)
Compensation	$16,552	18.7%	$20,922	21.3%
Occupancy	3,384	3.8%	3,901	4.0%
Other	12,434	14.0%	12,081	12.3%
Total selling, general & administrative expenses	$32,370	36.5%	$36,904	37.6%

Represents expenses as a percentage of total revenue.

Selling, general and administrative expenses decreased $4.5 million to $32.4 million for the six months ended June 30, 2015 compared to 2014. The components of this change were decreases in compensation of $4.4 million, occupancy of $0.5 million, offset by an increase in other expenses of $0.4 million. Compensation expense decreased primarily due to headcount reductions, primarily due to the sale of the linen business, a reduction in stock based compensation and other operational optimization efforts. Occupancy decreased due to the closure of a linen plant and due to ongoing efforts to reduce facility infrastructure costs. Other expenses increased primarily due to increases in bad debt expense of $0.3 million and bank charges of $0.2 million, offset by decreases in other SG&A of $0.1 million.

Depreciation and Amortization

Depreciation and amortization consists of depreciation of property and equipment and the amortization of intangible assets. Depreciation and amortization decreased $1.4 million to $9.1 million or 13.4% for the six months ended June 30, 2015. The decrease is primarily the result of fixed assets being fully depreciated and a decrease in capital expenditures.

Other Income (Expense), Net

Details of other income (expense), net for six months ended June 30, 2015 and 2014 are as follows:

	2015	2014
	(In thousands)
Interest income	$-	$7
Interest expense	(197)	(223)
Foreign currency loss	(171)	(100)
Other income (expense)	839	(903)
Total other income (expense), net	$471	$(1,219)

The increase in other income is due primarily to the $0.9 million gain related to the sale of a linen facility during the second quarter of 2015, compared to the loss on sales of certain assets held for sale during the first quarter of 2014.

Income Tax Expense

In projecting the Company’s income tax expense for 2015, management has concluded that it is not more likely than not that the Company will realize the benefit of its deferred tax assets and as a result a full valuation allowance will be required as of December 31, 2015. Therefore, the Company has not recognized a tax benefit as it relates to the current loss for the period ended June 30, 2015.

For the six months ended June 30, 2015, the Company has recorded an estimate for income taxes based on the Company’s projected income tax expense for the twelve month period ending December 31, 2015. The Company’s tax provision has an unusual relationship to pretax loss mainly because of the existence of a full deferred tax asset valuation allowance. This circumstance generally results in a zero tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance. However, tax expense recorded in the first and second quarter of 2015 included the accrual of income tax expense related to an additional valuation allowance in connection with the tax amortization of the Company’s indefinite-lived intangible assets that was not available to offset existing deferred tax assets (termed a “naked credit”). The Company does not consider the deferred tax liabilities related to indefinite lived intangible assets when determining the need for a valuation allowance.

Cash Flows Summary

Cash flows from continuing operations for the six months ended June 30, 2015 and 2014 were:

	2015	2014
	(In thousands)
Net cash used in operating activities	$(7,507)	$(1,783)
Net cash provided by (used) in investing activities	1,543	(1,759)
Net cash provided by (used in) financing activities	403	(2,547)
Net decrease in cash and cash equivalents from continuing operations	$(5,561)	$(6,089)

Net cash used in operating activies increased by $5.7 million primarily due to a $6.0 million change in operating assets and liabilities as the net loss for both periods, as adjusted for non-cash items including depreciation and amortization, impairment and (gain) loss on sale of assets, was relatively constant. Net cash provided by investing activities increased by $3.3 million, primarily due to a $1.1 million reduction in purchase of property and equipment and a $3.3 million increase in cash received from sale of assets held for sale and property and equipment offset by a $1.1 million change in restricted cash. Cash provided by financing activities was $0.4 million compared with $2.5 million used during the same period in 2014. The increase of $2.9 million was primarily due to an increase in proceeds from debt issuances related to insurance financing of $1.9 million and payments on the line of credit of $3.9 million, offset by proceeds from the line of credit of $3.3 million, and a decrease in principal payments on debt of $0.4 million.

Cash flows used in discontinued operations for the six months ended June 30, 2014 were $2.1 million. For the six months ended June 30, 2015, there were no discontinued operations.

Cash flows used in operating activities from discontinued operations in 2014 consisted of payments made related to legal fees and a settlement payment related to a contractual dispute that the Company accepted responsibility to resolve as a part of the sale of the Waste segment.

Liquidity and Capital Resources

Going Concern

Our Condensed Consolidated Financial Statements were prepared on a going concern basis in accordance with U.S. GAAP. The going concern basis of presentation assumes that we will continue in operation for the next twelve months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. The Company has suffered recurring losses from operations and has not generated positive cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must do, but not limited to, some or all of the following: (i) improve operating results through improved customer retention, profitable organic revenue growth, and continued improvements in cost efficiencies; (ii) sell additional assets; (iii) raise additional equity; and/or (iv) obtain additional financing through debt. There can be no assurance that we will be able to improve operating results or obtain additional funds by selling additional assets, raising additional equity or obtaining additional financing when needed or that such funds, if available, will be obtainable on terms satisfactory to us.

If we are not able to improve operating results or obtain additional funds by selling additional assets, continuing improvements in cost efficiencies, raising additional equity or obtaining additional financing, material adverse events may occur including, but not limited to: 1) a reduction in the nature and scope of our operations, 2) our inability to fully implement our current business plan, and 3) defaults under the Credit Facility. There can be no assurances that we will be able to successfully improve our liquidity position. Our consolidated financial statements do not reflect any adjustments that might result from the adverse outcome relating to this uncertainty.

Cash Requirements

As a result of the activities discussed above, our cash and cash equivalents decreased by $5.5 million to $1.7 million at June 30, 2015 compared to $7.2 million at December 31, 2014. Our cash requirements for the next twelve months consist primarily of: (i) capital expenditures associated with dispensing equipment, dish machines and other items in service at customer locations, equipment, vehicles and software; (ii) working capital; and (iii) payment of principal and interest on borrowings under our convertible promissory notes, acquisition notes payable and capital lease obligations and other financing. We expect that through capital resource management and the use of additional customer equipment programs, our annual capital expenditures in 2015 are expected to be less than 2014 capital expenditures of $8.6 million.

We expect that our cash on hand, the cash flow provided by operating activities along with availability under our Credit Facility, and the cash flow from investing activities, including the potential sale of assets, such as the sale of the Company's Canadian operations in August of 2015 as discussed in Note 13 of the financial statements, will be sufficient to execute our business plan for the next twelve months. However, we believe it is contingent upon improved customer retention, profitable organic growth and continued improvement in cost efficiencies in 2015. Failure to execute our plan successfully or unforecasted shortfalls in available cash may require us to alter our plan, sell other assets, or raise additional equity which could be dilutive to existing shareholders or obtain additional financing through debt. There can be no assurances that we could sell assets in a timely manner, or that such equity and debt would be available and would be likely subject to prevailing market conditions and the Company’s performance.

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

Borrowings and availability under the Credit Facility are subject to a borrowing base and limitations, and compliance with other terms specified in the agreement.  Borrowings under the Credit Facility are secured by a first priority lien on certain of the Company’s assets. The calculated borrowing base as of June 30, 2015 was $11.0 million, of which $4.1 million was outstanding under letters of credit, $0.6 million was outstanding under borrowings and $6.3 million was unused.

The Credit Facility contains certain customary representations and warranties, and certain customary covenants on the Company’s ability to, among other things, incur additional indebtedness, create liens or other encumbrances, sell or otherwise dispose of assets, and merge or consolidate with other entities or enter into a change of control transaction. The Credit Facility contains various events of default and reporting requirements. The Company has met all required covenants under the Credit Facility as of June 30, 2015.

Off-Balance Sheet Arrangements

Other than operating leases, there are no significant off-balance sheet financing arrangements or relationships with unconsolidated entities or financial partnerships which are often referred to as “variable interest entities.” Therefore, there is no exposure to any financing, liquidity, market or credit risk that could arise had we engaged in such relationships.

In connection with a distribution agreement entered into in December 2010 between the Company and a distributor of Company-owned products, we provided a guarantee that the distributor’s operating cash flows associated with the agreement would not fall below certain agreed-to minimums, subject to certain pre-defined conditions, over the ten year term of the distribution agreement. If the distributor’s annual operating cash flow does fall below the agreed-to annual minimums, we reimburse the distributor for any such short fall up to a pre-designated amount. No value was assigned to the fair value of this guarantee at June 30, 2015 and December 31, 2014 based on a probability assessment of the projected cash flows. Management currently does not believe that it is probable that any amounts will be paid under this provision in the agreement and thus there is no amount accrued for the guarantee in the Condensed Consolidated Financial Statements.

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

We are exposed to market risks including changes in interest rates and fuel prices. Borrowings under the Credit Facility are indexed to a variable interest rate. As of June 30, 2015, there was $0.6 million outstanding under borrowings from our Credit Facility, and we have $4.1 million of letters of credit outstanding at a fixed fee under our Credit Facility. As of June 30, 2015, a hypothetical 10% change in our interest rate would change our results of operations by less than $0.1 million.

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

In connection with the preparation of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2015. Based upon that evaluation, management concluded that the deficiencies in our internal control over financial reporting identified in the 2014 Form 10-K were under ongoing remediation and therefore continue to exist, and as such our disclosure controls and procedures were not effective as of June 30, 2015 for the following reasons:

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

●
Dish machines are being serialized in the fixed asset system to track the movement of the dish machines and periodic field observations will be performed to ensure the existence and accuracy of these fixed assets.

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

 Changes in Internal Control over Financial Reporting

Other than the changes noted above to remediate the previously reported material weaknesses, there have been no adverse changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Securities Litigation

On May 21, 2012, a stockholder derivative action was brought against the Company's former CEO and former CFO and the Company's then directors for alleged breaches of fiduciary duty by a purported Company stockholder in the United States District Court for the Southern District of New York.  In this derivative action, captioned Arsenault v. Berrard, et al., 1:12-cv-4028, the plaintiff seeks to recover for the Company damages arising out of the Company's March 28, 2012 announcement regarding the Board of Director's conclusion that the Company's previously issued interim financial statements for the quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011, and the other financial information in the Company's quarterly reports on Form 10-Q for the periods then ended, should no longer be relied upon and that an internal review by the Company's Audit Committee primarily relating to possible adjustments to the Company's financial statements was ongoing.

On August 13, 2012, the Arsenault derivative action, along with a related putative securities class action pending in the Southern District of New York, was transferred to the United States District Court for the Western District of North Carolina where other related putative securities class actions were pending.  All actions were consolidated under the caption In re Swisher Hygiene, Inc. Securities and Derivative Litigation, MDL No. 2384.  On August 21, 2012, the Western District of North Carolina issued an order governing the practice and procedure in the actions transferred to the Western District of North Carolina as well as the actions originally filed there.  On October 18, 2012, the Western District of North Carolina held an Initial Pretrial Conference at which it appointed lead counsel and lead plaintiffs for the securities class actions, and set a schedule for the filing of a consolidated class action complaint and defendants' time to answer or otherwise respond to the consolidated class action complaint. The Western District of North Carolina stayed the Arsenault derivative action, pending the outcome of the securities class actions.

On August 6, 2014, following a hearing, the Western District of North Carolina approved a settlement of the securities class actions, and issued an Order and Final Judgment that, among other things, dismissed the securities class actions pending in the United States with prejudice and provided for full and complete releases to defendants. The Arsenault derivative action is still pending.

On June 11, 2013, an individual action was filed in the United States District Court for the Southern District of Florida captioned Miller, et al. v. Swisher Hygiene, Inc., et al., No. 0:13-CV-61292-JAL, against the Company, its former CEO and former CFO, and a former Company director, bringing state and federal claims founded on the allegations that in deciding to sell their company to the Company, plaintiffs relied on defendants' statements about such things as the Company's accounting and internal controls, which, in light of the Company's restatement of its financial statements, were false. On July 17, 2013, the Company notified the United States Judicial Panel on Multidistrict Litigation ("MDL Panel") of this action, and requested that it be transferred and centralized in the Western District of North Carolina with the other actions pending there. On July 23, 2013, the MDL Panel issued a Conditional Transfer Order (the "Miller CTO"), conditionally transferring the case to the Western District of North Carolina. On July 29, 2013, plaintiffs notified the MDL Panel that they would seek to vacate the Miller CTO. In light of the proceedings in the MDL Panel, defendants requested that the Southern District of Florida stay all proceedings pending the MDL Panel's ruling. On August 6, 2013, the Southern District of Florida issued a stay of all proceedings pending a ruling by the MDL Panel.  On October 2, 2013, following briefing on the issue of whether the Miller CTO should be vacated, the MDL Panel issued an order transferring the action to the Western District of North Carolina.  The Company and the individual defendants filed motions to dismiss the complaint on March 20, 2014.  Briefing on the motions to dismiss was completed on May 12, 2014.  On June 2, 2014, plaintiffs filed a motion with the Western District of North Carolina seeking a suggestion for remand from that court to the MDL Panel. Briefing on that motion was completed on June 26, 2014. Oral argument on the motions to dismiss and motion for suggestion for remand were heard on July 22, 2014.   On August 5, 2014, the Western District of North Carolina denied plaintiffs' motion for suggestion for remand.  On October 22, 2014, the Company filed a notice of supplemental authority in support of its motion to dismiss the complaint.  On November 4, 2014, plaintiffs filed a response to the notice of supplemental authority. On July 8, 2015, the Western District of North Carolina ruled on the motions to dismiss. The Western District of North Carolina dismissed plaintiffs' federal claims and certain of their state law claims. Other state law claims against the Company, its former CEO, and a former Company director, were not dismissed. After issuing its ruling, the Western District of North Carolina recommended by letter to the MDL Panel that the action be transferred back to the Southern District of Florida. On July 16, 2015, the Western District of North Carolina issued an order staying all proceedings in the action pending a determination by the MDL Panel on its recommendation.

Other Matters

The Company has been contacted by the staff of the Atlanta Regional Office of the SEC and by the United States Attorney's Office for the Western District of North Carolina (the "U.S. Attorney's Office") after the Company's March 28, 2012 public announcement of the Audit Committee's internal review and the delays in filing its periodic reports. The Company has been asked to make certain individuals available and to provide certain information about these matters to the SEC and the U.S. Attorney's Office. The Company is fully cooperating with the SEC and the U.S. Attorney's Office. Any action by the SEC, the U.S. Attorney's Office or other government agency could result in fines and/or criminal or civil sanctions against the Company and/or certain of its current or former officers, directors or employees.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1
Waiver letter, dated May 11, 2015 by Siena Lending Group LLC (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the Securities and Exchange Commission on May 11, 2015).

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

SWISHER HYGIENE INC.
(Registrant)

Dated: August 10, 2015	By:	/s/William M. Pierce
William M. Pierce President and Chief Executive Officer (Principal Executive Officer)

Dated: August 10, 2015	By:	/s/William T. Nanovsky
William T. Nanovsky Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: August 10, 2015	By:	/s/Linda C. Wilson-Ingram
Linda C. Wilson-Ingram Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.3
Waiver letter, dated May 11, 2015 by Siena Lending Group LLC (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the Securities and Exchange Commission on May 11, 2015).

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