Form 10-Q
period 2015-09-30
Swisher Hygiene Inc.
filed 2015-11-09
CIK 1504747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _____________.

Commission File Number: 001-35067

SWISHER HYGIENE INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-3819646
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Akerman LLP Las Olas Centre II, Suite 1600 350 East Las Olas Boulevard Fort Lauderdale, Florida	33301-2999
(Address of Principal Executive Offices)	(Zip Code)

(203)-682-8331
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

Number of shares outstanding of each of the registrant's classes of Common Stock at November 4, 2015: 17,675,220 shares of Common Stock, $0.001 par value per share.

SWISHER HYGIENE INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,
	2015	December 31,
	(Unaudited)	2014
Current assets
Other assets	$91	$911
Current assets held for sale	31,769	43,790
Total current assets	31,860	44,701
Other noncurrent assets	177	203
Noncurrent assets held for sale	32,299	68,295
Total assets	$64,336	$113,199

Current liabilities
Accounts payable	$325	$508
Accrued payroll and benefits	24	576
Accrued expense	3,187	1,249
Long-term debt and obligations due within one year	616	1,790
Line of credit	3,699	-
Liabilities held for sale	17,932	21,979
Total current liabilities	25,783	26,102
Long-term debt and obligations	720	1,077
Other long-term liabilities	3,276	3,341
Long-term liabilities held for sale	1,268	1,389
Total noncurrent liabilities	5,264	5,807

Equity
Preferred stock, par value $0.001, authorized 10,000,000 shares; no shares issued and outstanding at September 30, 2015 and December 31, 2014	-	-
Common stock, par value $0.001, authorized 600,000,000 shares; 17,659,743 shares and 17,612,278 shares issued and outstanding at September 30, 2015 and December 31, 2014	18	18
Additional paid-in capital	390,243	389,942
Accumulated deficit	(355,665)	(307,363)
Accumulated other comprehensive loss	(1,307)	(1,307)
Total equity	33,289	81,290
Total liabilities and equity	$64,336	$113,199

See Notes to Condensed Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue
Total revenue	$-	$-	$-	$-

Costs and expenses
Selling, general, and administrative expenses	(2,507)	(1,177)	(6,407)	(5,063)
Total costs and expenses	(2,507)	(1,177)	(6,407)	(5,063)

Other expense, net	(2,083)	(33)	(2,170)	(106)
Loss from continuing operations before income taxes	(4,590)	(1,210)	(8,577)	(5,169)
Income tax benefit	-	-	-	-
Loss from continuing operations	(4,590)	(1,210)	(8,577)	(5,169)

Discontinued operations
Loss from discontinued operations	(27,257)	(6,622)	(39,767)	(31,624)
Income tax benefit	66	55	43	78
Loss on discontinued operations	(27,191)	(6,567)	(39,724)	(31,546)
Net Loss	$(31,781)	$(7,777)	$(48,301)	$(36,715)

Comprehensive loss
Foreign currency translation adjustment	19	(21)	-	(20)
Comprehensive loss	$(31,762)	$(7,798)	$(48,301)	$(36,735)

Loss per share
Basic and diluted (Continuing operations)	$(0.26)	$(0.07)	$(0.48)	$(0.29)
Basic and diluted (Discontinued operations)	(1.53)	(0.37)	(2.24)	(1.79)
Basic and diluted	$(1.79)	$(0.44)	$(2.72)	$(2.08)

Weighted-average common shares used in the computation of loss per share
Basic and diluted	17,752,944	17,703,886	17,754,875	17,696,221

See Notes to Condensed Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(48,301)	$(36,715)
Adjustments to reconcile net loss to cash used in operating activities:
Net loss from discontinued operations, net of tax	39,724	31,546
Accounts payable, accrued expense and other current liabilities	1,137	822
Other assets and non-current assets	846	983
Net cash used in operating activities of continuing operations	(6,594)	(3,364)
Net cash used in operating activities of discontinued operations	(4,765)	(4,282)
Cash used in operating activities	(11,359)	(7,646)
Investing activities
Net cash provided by investing activities of discontinued operations	2,811	706
Cash provided by investing activities	2,811	706
Financing activities
Principal payments on debt	(1,531)	(2,516)
Proceeds from line of credit, net of issuance costs	40,485	-
Payments on line of credit	(36,786)	-
Net cash provided by (used in) financing activities of continuing operations	2,168	(2,516)
Net cash provided by (used in) financing activities of discontinued operations	245	(1,830)
Cash provided by (used in) financing activities	2,413	(4,346)

Net decrease in cash and cash equivalents for continuing operations	(4,426)	(5,880)
Net increase (decrease) in cash and cash equivalents for discontinued operations	(1,709)	(5,406)
Net decrease in cash and cash equivalents	(6,135)	(11,286)

Cash and cash equivalents at the beginning of the period	7,233	21,465

Cash and cash equivalents at end of period	$1,098	$10,179

See Notes to Condensed Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and therefore do not contain all of the information and notes required by GAAP and the SEC for annual financial statements. The Company's Condensed Consolidated Financial Statements reflect all adjustments that management believes are necessary for the fair presentation of their financial position, results of operations, comprehensive loss and cash flows for the periods presented. The information at December 31, 2014 in the Company's Condensed Consolidated Balance Sheets included in this quarterly report was derived from the audited Consolidated Balance Sheet included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on April 1, 2015. The Company's 2014 Annual Report on Form 10-K is referred to in this quarterly report as the “2014 Annual Report.” This quarterly report should be read in conjunction with the 2014 Annual Report.

Intercompany balances and transactions have been eliminated in consolidation. Tabular information, other than share and per share data, is presented in thousands of dollars. Reclassification of prior year amounts have been made for consistency with the current period presentation.

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

On August 13, 2015, Swisher Hygiene Inc. announced that it had agreed to sell the stock of its wholly owned U.S. subsidiary Swisher International, Inc. and other assets relating to Swisher Hygiene Inc's U.S. operations, which comprise all of the Company’s remaining operating interests, to Ecolab Inc ("Ecolab"). We refer to the transaction pursuant to the purchase agreement between the Company and Ecolab dated August 12, 2015 as the "Sale Transaction." At closing, Ecolab paid the closing purchase price of approximately $40.5 million, less a $2 million holdback to address working capital and other adjustments in accordance with the agreement governing the Sale Transaction. As a result, the Company recorded an impairment charge at August 31, 2015 for $22.6 million as discussed in Note 2, "Discontinued Operations and Assets Held for Sale," and Note 3, "Goodwill and Other Intangible Assets." In the transaction, the Company retained certain debt and liabilities as set forth in the purchase agreement governing the sale. The sale was approved at the Annual Meeting of Stockholders on October 15, 2015, and the sale was completed on November 2, 2015, with an effective date of November 1, 2015. Swisher Hygiene Inc. will no longer have any continuing involvement with the operations or cash flows of Swisher International, Inc., and as a result, Swisher Hygiene Inc. will present the operations of Swisher International, Inc. as discontinued operations. As a result, the Company’s operating companies are classified as held for sale on the balance sheet as of September 30, 2015, and the results of operations are presented as discontinued operations for the current and prior year. See Note 13, "Subsequent Events," for additional infomation on the Sale Transaction.

Newly Issued Accounting Pronouncements

In April, 2014, the Financial Accounting Standards Board issued Accounting Standards Update ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this ASU raises the threshold for a disposal to qualify as a discontinued operation and requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, expenses and cash flows of discontinued operations. Under the new guidance, the disposal of a component or group of components of a business will be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued. This accounting standard update is effective for annual periods beginning on or after December 15, 2014 and related interim periods, with early adoption allowed. This standard has been adopted by the Company.

In August, 2015, the Financial Accounting Standards Board issued Accounting Standards Update ASU No. 2015-14 which updated previously issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU is intended to clarify the principles for recognizing revenue by providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices; and providing more useful information to users of financial statements through improved revenue disclosure requirements. The updated ASU changed the effective date of the previously issued ASU, and made it effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this standard and has elected to not adopt the standard early.

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

In July, 2015, the FASB issued Accounting Standards Update ASU No. 2015-11, Simplifying the Measurement of Inventory. This ASU applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predicable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, last-out ("LIFO"). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim and annual reporting period. This accounting standard update should be applied prospectively and is effective for annual periods beginning after December 15, 2016, and interim periods beginning in 2018, with early adoption allowed. The Company is currently evaluating the impact of this standard and has elected to not adopt the standard early.

NOTE 2 — DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Discontinued Operations

As described in Note 1, "Basis of Presentaion," on August 13, 2015, Swisher Hygiene Inc. announced that it had agreed to sell the stock of its wholly owned U.S. subsidiary Swisher International, Inc. and other assets relating to Swisher Hygiene Inc's U.S. operations, which comprise all of the Company’s remaining operating interests, to Ecolab. At closing, Ecolab paid the closing purchase price of approximately $40.5 million, less a $2 million holdback to address working capital and other adjustments in accordance with the agreement governing the Sale Transaction. As a result, the Company recorded an impairment charge at August 31, 2015 for $22.6 million as discussed in Note 2, "Discontinued Operations and Assets Held for Sale," and Note 3, "Goodwill and Other Intangible Assets." In the Sale Transaction, the Company retained certain debt and liabilities as set forth in the purchase agreement governing the sale. The sale was approved at the Annual Meeting of Stockholders on October 15, 2015, and the sale was completed on November 2, 2015, with an effective date of  November 1, 2015. Swisher Hygiene Inc. will no longer have any continuing involvement with the operations or cash flows of Swisher International, Inc., and as a result, Swisher Hygiene Inc. has presented the operations of Swisher International, Inc. as discontinued operations for the current and prior year. Assets and liabilities related to discontinued operations have been classified as held for sale.

In accordance with the criteria specified in ASC 205, Presentation of Financial Statements and ASC 360, Property, Plant and Equipment, the assets and liabilities sold in the Sale Transaction are classified as assets held for sale. The following tables provide a reconciliation of the carrying amounts of major classes of assets and liabilities which are held for sale in the accompanying Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
Assets Held for Sale	2015	2014
Current assets:
Cash and cash equivalents	$1,098	$7,233
Restricted cash	231	231
Accounts receivable	14,730	18,751
Inventory	13,161	15,426
Deferred tax asset	492	534
Other current assets	2,057	1,615
Total current assets	31,769	43,790

Property and equipment	17,258	37,037
Intangibles	13,602	29,446
Other noncurrent assets	1,439	1,812
Total noncurrent assets	32,299	68,295
Total Assets	$64,068	$112,085

	September 30,	December 31,
Liabilities Held for Sale	2015	2014
Current liabilities:
Accounts payable	9,298	13,119
Accrued payroll and benefits	1,415	2,893
Accrued expenses	6,849	5,873
Short-term obligations	370	94
Total current liabilities	17,932	21,979

Deferred tax liabilities	492	558
Long-term obligations	776	831
Total noncurrent liabilities	1,268	1,389
Total liabilities	$19,200	$23,368

The following table summarizes the results of discontinued operations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue	$41,370	$49,650	$130,046	$147,900

Cost of sales	20,012	22,671	60,680	67,456
Route expense	10,794	13,192	34,116	38,153
Selling, general and administrative	12,227	15,180	40,695	48,198
Depreciation and amortization	3,728	5,044	12,847	15,577
Impairments	22,641	-	22,807	8,810
Other (income) expenses	(775)	185	(1,332)	1,330
Income tax benefit	(66)	(55)	(43)	(78)
Net loss from discontinued operations	$(27,191)	$(6,567)	$(39,724)	$(31,546)

Assets Held For Sale

In accordance with ASC 360, Property, Plant and Equipment, the Company’s estimates of fair value require significant judgment and are regularly reviewed and subject to change based on market conditions, changes in the customer base of the operations or routes, and our continuing evaluation as to an acceptable sale price.

During 2014, the Company updated its estimates of the fair value of certain linen routes and operations to reflect various events that occurred during the period. The cumulative impairment loss for the nine months ended September 30, 2014 was $3.0 million, of which $1.9 million was attributable to a reduction in the estimate of net sale proceeds for a linen processing operation. The factors driving the $1.9 million reduction were the cancellation notifications, received from three major customers, resulting in a significant loss of forecasted revenue; and the operation’s 2014 year-to-date loss which was in excess of the Company’s estimates. The Company made the decision to close this linen processing operation and the fair value was written down to zero. During the first quarter of 2015, the Company completed the sale of equipment of this closed operation classified as asset held for sale, resulting in the net receipt of $0.3 million in cash and a $0.3 million gain. The gain is included in “Other income (expense), net” as part of discontinued operations in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

During March 2015, the Board of Directors of the Company approved a resolution to sell the Company’s remaining linen operation. In accordance with ASC 360, Property, Plant and Equipment, these assets were classified as assets held for sale at March 31, 2015 and were adjusted to the lower of historical carrying amount or fair value, less costs to sell, which was $3.1 million. The estimated fair value was derived based on the assessment of the potential net selling price. The Company completed the sale of this linen operation on May 12, 2015 receiving $4.0 million in cash and notes receivable plus purchased accounts receivables, resulting in a gain of $0.9 million. The gain is included in “Other income (expense), net” as part of discontinued operations in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

For the three and nine months ended September 30, 2015, linen related revenue attributable to the assets held for sale and sold linen assets was $0.0 million and $2.3 million, respectively, and $0.7 million and $3.1 million for the three and nine months ended September 30, 2014, respectively. The 2014 annual revenue was $9.6 million attributable to the assets held for sale and sold linen assets.

As described in Note 1, "Basis of Presentation," on October 15, 2015 at the Company's Annual Meeting of Stockholders, the sale of  the stock of the Company's wholly owned U.S. subsidiary Swisher International, Inc.  and other assets relating to its U.S. operations, which comprise all of the Company’s remaining operating interests, to Ecolab was approved, and the Sale Transaction was completed on November 2, 2015, with an effective date of November 1, 2015. In accordance with the criteria specified in ASC 360, Property, Plant and Equipment, the assets of Swisher International, Inc. are classified as assets held for sale, and the reconciliation of major classes of assets included as held for sale are presented in the tables above.

As a result of the Sale Transaction, the Company performed an impairment analysis of its long-lived assets in accordance with ASC 360-10, Impairment or Disposal of Long-Lived Assets, and an impairment analysis on intangible assets in accordance with ASC 350, Intangible-Goodwill and Other, as of August 31, 2015. Based on the analysis performed, it was determined that an impairment of the Company’s fixed assets and intangible assets had occurred, resulting in an impairment charge of $12.6 million and $10.0 million, respectively, which is reported as part of discontinued operations.

NOTE 3 — GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s accounting policy is to perform an annual impairment test in the fourth quarter or more frequently whenever events or circumstances indicate that the carrying value of intangible assets may not be recoverable. On a quarterly basis, we monitor the key drivers of fair value to detect the existence of indicators or changes that would warrant an interim impairment test for our intangible assets. Goodwill was fully impaired in the second quarter of 2014 with a non-cash charge of $5.8 million. The Company performed an assessment of its proprietary chemical formulas in the quarter ended June 30, 2015 because of initiatives throughout the organization to reduce the number of active stock keeping units. Upon completion of the assessment and impairment testing, it was determined that the fair value of formulas was lower than the net book value, resulting in an impairment charge of $0.2 million for the quarter ended June 30, 2015.

As described above, on October 15, 2015 at the Company's Annual Meeting of Stockholders, the sale of  the stock of the Company's wholly owned U.S. subsidiary Swisher International, Inc. and other assets relating to its U.S. operations, which comprise all of the Company’s remaining operating interests, to Ecolab was approved, and the Sale Transaction was completed on November 2, 2015, with an effective date of November 1, 2015. As a result of the Sale Transaction, the Company performed an impairment analysis of its long-lived assets in accordance with ASC 360-10, Impairment or Disposal of Long-Lived Assets, and ASC 350, Intangible-Goodwill and Other, as of August 31, 2015. Based on the analysis performed, it was determined that an impairment of the Company’s intangible assets had occurred, resulting in an impairment charge of $10.0 million.

Amortization expense on finite lived intangible assets for the three months ended September 30, 2015 and 2014 was $1.6 and $1.9 million, respectively, and for the nine months ended September 30, 2015 and 2014 was $4.9 million and $5.0 million, respectively.

NOTE 4 — INVENTORY

Inventory, net of reserves, which are included in assets held for sale as of September 30, 2015 and December 31, 2014 consisted of the following:

	September 30,	December 31,
	2015	2014
Finished goods	$10,308	$12,286
Raw materials	2,383	2,780
Work in process	470	360
Total	$13,161	$15,426

NOTE 5 — EQUITY

On May 15, 2014, the reverse stock split of the Company’s issued and outstanding common stock at a ratio of one-for-ten was approved by the Company’s stockholders (the "Reverse Stock Split"). The Reverse Stock Split became effective June 3, 2014, pursuant to a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the State of Delaware. The Company is authorized in its Amended and Restated Certificate of Incorporation to issue up to a total of 600,000,000 shares of common stock at a par value of $.001 per share and 10,000,000 shares of preferred stock at a par value of $.001 per share. The Company’s common stock continues to trade on the Nasdaq Capital Market under the symbol SWSH under a new CUSIP number.  In the Condensed Consolidated Balance Sheets, the Equity section has been retroactively adjusted to reflect the Reverse Stock Split for all periods presented by reducing the line item Common stock and increasing the line item Additional paid-in capital, with no change to Equity in the aggregate.

Changes in equity for the nine months ended September 30, 2015 consisted of the following:

Balance at December 31, 2014	$81,290
Stock based compensation	305
Payments to cover RSU's	(5)
Net loss	(48,301)
Balance at September 30, 2015	$33,289

Comprehensive Loss

A summary of the changes in the components of accumulated other comprehensive loss for the nine months ended September 30, 2015 is provided below:

	Foreign Currency Translation Adjustment	Employee Benefit Plan Adjustment, Net of Tax	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(125)	$(1,182)	$(1,307)
Current period other comprehensive income	-	-	-
Balance at September 30, 2015	$(125)	$(1,182)	$(1,307)

NOTE 6 — DEBT AND OTHER OBLIGATIONS

Short-term Debt

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

Borrowings and availability under the Credit Facility are subject to a borrowing base and limitations, and compliance with other terms specified in the agreement. Borrowings under the Credit Facility are secured by a first priority lien on certain of the Company’s and its subsidiaries’ assets. The calculated borrowing base as of September 30, 2015 was $10.2 million, of which $4.1 million was outstanding under letters of credit, $3.7 million was outstanding under borrowings and $2.5 million was unused.

The Credit Facility contains certain customary representations and warranties, and certain customary covenants on the Company’s ability to, among other things, incur additional indebtedness, create liens or other encumbrances, sell or otherwise dispose of assets, and merge or consolidate with other entities or enter into a change of control transaction. The Credit Facility contains various events of default and certain cash management and reporting requirements. The Company has met all required covenants under the Credit Facility as of September 30, 2015.

Long-term Debt

	September 30,	December 31,
	2015	2014
Notes payable	$990	$1,193
Convertible promissory notes, 4.0%: maturing at various dates through 2016	346	832
Capitalized lease obligations and other financing	448	1,044
Total debt and obligations	1,784	3,069

Long-term debt and obligations due within one year from continuing operations	$616	$1,790

Long-term debt and obligations due within one year from discontinued operations	$370	$94

Long-term debt and obligations from continuing operations	$720	$1,077

Long-term debt and obligations from discontinued operations	$78	$108

Interest on notes payable is 3.7% and such notes mature in 2019. At the Company’s election, the Company may settle, at any time prior to and including the maturity date, any portion of the outstanding convertible promissory notes’ principal balance of $0.3 million, plus accrued interest, in a combination of cash and shares of common stock. To the extent that the Company’s common stock is part of such settlement, the settlement price is the most recent closing price of the Company’s common stock on the trading day prior to the date of settlement. Although none of these notes have been settled to date with shares, if all notes outstanding at September 30, 2015 were to be settled with shares the Company would issue 329,832 shares of common stock based on the per share value at September 30, 2015.

The Company has entered into capitalized lease obligations with third party finance companies to finance the cost of certain equipment. As of September 30, 2015, and December 31, 2014, these obligations bore interest at rates ranging between 4.0% and 18.4%, and are part of liabilities held for sale.

The fair value of the Company's debt is estimated based on the current borrowing rates available to the Company for bank loans with similar terms and maturities, and approximates the carrying value of these liabilities.

The details of other long-term liabilities are:

	September 30, 2015	December 31, 2014
CoolBrands defined benefit pension plan	$1,447	$1,487
Honeycrest Holdings, Ltd. litigation reserve	1,667	1,667
Other	162	187
	$3,276	$3,341

NOTE 7 — OTHER INCOME (EXPENSE), NET

Other income (expense) for the three and nine months ended September 30, 2015 and 2014 included in continuing operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest expense	$(83)	$(33)	$(170)	$(106)
Other	(2,000)	-	(2,000)	-
Total other income (expense), net	$(2,083)	$(33)	$(2,170)	$(106)

Other expense consists of the $2.0 million fine paid to the United States of America, pursuant to the terms of a Deferred Prosecution Agreement between the Company and the United States Attorney's Office for the Western District of North Carolina ("USAO") as described in Note 12 under "Other Matters."

Other income (expense) for the three and nine months ended September 30, 2015 and 2014 included in discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest income	$-	$1	$-	$8
Interest expense	(53)	(46)	(163)	(196)
Foreign currency	(448)	(4)	(619)	(104)
Other	1,276	(136)	2,114	(1,038)
Total other income (expense), net	$775	$(185)	$1,332	$(1,330)

As described in Note 2, “Discontinued Operations and Assets Held for Sale”, “Other” for the three and nine months ended September 30, 2015, primarily consists of a $1.2 and $2.1 million gain related to sold operations, and for the three and nine months ended September 30, 2014, primarily represents a $0.1 million and $1.0 million loss related to the sale of assets held for sale.

NOTE 8 — SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental cash flow information for the nine months ended September 30, 2015 and 2014, including continuing and discontinued operations as follows:

	Nine Months Ended September 30,
	2015	2014
Cash paid for income taxes	$5	$93

Cash paid for interest	$344	$302

Cash received from interest	$-	$8

NOTE 9 — LOSS PER SHARE

Basic net loss attributable to common stockholders per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Shares of common stock underlying outstanding stock options of which the market price of the common stock is higher than the exercise price of the related stock awards and unvested restricted stock units of 0 and 19,857 were not included in the computation of diluted loss per share for the nine months ended September 30, 2015 and 2014, respectively, since their inclusion would be anti-dilutive.

NOTE 10 — INCOME TAXES

In projecting the Company’s income tax expense for 2015, management has concluded that it is not more likely than not that the Company will realize the benefit of its deferred tax assets and as a result a full valuation allowance will be required as of December 31, 2015. Therefore, the Company has not recognized a tax benefit as it relates to the current loss for the period ended September 30, 2015.

For the three months and nine months ended September 30, 2015, the Company has recorded an estimate for income taxes based on the Company’s projected income tax expense for the twelve month period ending December 31, 2015. The Company’s tax provision has an unusual relationship to pretax loss mainly because of the existence of a full deferred tax asset valuation allowance. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance. However, tax expense recorded in the first and second quarters of 2015 included the accrual of income tax expense related to an additional valuation allowance in connection with the tax amortization of the Company’s indefinite-lived intangible assets that was not available to offset existing deferred tax assets (termed a “naked credit”). Specifically, the Company does not consider the deferred tax liabilities related to indefinite lived intangible assets when determining the need for a valuation allowance.

For the year ended December 31, 2014, there was a deferred tax liability associated with excess book over tax tradenames as it relates to the U.S. subsidiary of the Company.  As tradenames are considered to be an indefinite lived intangibles, this associated deferred tax liability is not allowed to be netted with other deferred tax assets in determining the need for a valuation allowance.  This resulted in an overall net deferred tax liability after applying the valuation allowance.

Due to the impairment of tradenames for book purposes in the third quarter of 2015, a deferred tax asset now exists related to tradenames for the U.S. subsidiary.  Given the change from 2014 to 2015 from a deferred tax liability to a deferred tax asset, a tax benefit for 2015 was recognized.

NOTE 11— RELATED PARTY TRANSACTIONS

The Company paid fees for training course development and utilization of the delivery platform from a company, the majority of which is owned by a partnership in which a significant shareholder, former director and three former executives of the Company have a controlling interest. Fees paid during the three and nine months ended September 30, 2015 and 2014 were less than $0.1 million.

As discussed further below in Note 12, “Commitments and Contingencies,” the Company entered into a Manufacturing and Supply Agreement (the “Cavalier Agreement”) with a plant in connection with its acquisition of Sanolite in July 2011.  The Cavalier Agreement was terminated in September 2014, pursuant to the terms of the agreement. In connection with the acquisition in 2011, two of the owners of both Sanolite and the manufacturing plant became Company employees.  There were no purchases, pursuant to the Cavalier Agreement, for the three and nine months ended September 30, 2015 and $1.8 million and $4.9 million for the three and nine months ending September 30, 2014, respectively. At September 30, 2015, there were no balances included in accounts payable due to this entity, and at December 31, 2014, the Company had $0.3 million included in accounts payable due to this entity. As described in Note 12, the transactions pursuant to the Cavalier Agreement were considered to be conducted at the going market prices for such products.

The Company is obligated to make lease payments pursuant to certain real property and equipment lease agreements with employees that were former owners of acquired companies. Such lease payments made during the three months ended September 30, 2015 and 2014 were $0.2 million and $0.2 million, respectively, and for the nine months ended September 30, 2015 and 2014 were $0.5 million and $0.7 million, respectively.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Guarantees

In connection with a distribution agreement entered into in December 2010, the Company provided a guarantee that the distributor’s operating cash flows associated with the agreement would not fall below certain agreed-to minimums, subject to certain pre-defined conditions, over the ten year term of the distribution agreement. If the distributor’s annual operating cash flow does fall below the agreed-to annual minimums, the Company will reimburse the distributor for any such short fall up to a pre-designated amount. No value was assigned to the fair value of the guarantee at September 30, 2015 and December 31, 2014, based on a probability assessment of the projected cash flows. Management currently does not believe that it is probable that any amounts will be paid under this agreement and thus there is no amount accrued for the guarantee in the Condensed Consolidated Financial Statements. This liability would be considered a Level 3 financial instrument given the unobservable inputs used in the projected cash flow model. Upon closing of the sales transaction completed on November 2, 2015, the Company no longer has this liability.

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

  On June 11, 2013, an individual action was filed in the United States District Court for the Southern District of Florida captioned Miller, et al. v. Swisher Hygiene, Inc., et al., No. 0:13-CV-61292-JAL, against the Company, its former CEO and former CFO, and a former Company director, bringing state and federal claims founded on the allegations that in deciding to sell their company to the Company, plaintiffs relied on defendants' statements about such things as the Company's accounting and internal controls, which, in light of the Company's restatement of its financial statements, were false. On July 17, 2013, the Company notified the United States Judicial Panel on Multidistrict Litigation ("MDL Panel") of this action, and requested that it be transferred and centralized in the Western District of North Carolina with the other actions pending there. On July 23, 2013, the MDL Panel issued a Conditional Transfer Order (the "Miller CTO"), conditionally transferring the case to the Western District of North Carolina. On July 29, 2013, plaintiffs notified the MDL Panel that they would seek to vacate the Miller CTO. In light of the proceedings in the MDL Panel, defendants requested that the Southern District of Florida stay all proceedings pending the MDL Panel's ruling. On August 6, 2013, the Southern District of Florida issued a stay of all proceedings pending a ruling by the MDL Panel.  On October 2, 2013, following briefing on the issue of whether the Miller CTO should be vacated, the MDL Panel issued an order transferring the action to the Western District of North Carolina.  The Company and the individual defendants filed motions to dismiss the complaint on March 20, 2014.  Briefing on the motions to dismiss was completed on May 12, 2014.  On June 2, 2014, plaintiffs filed a motion with the Western District of North Carolina seeking a suggestion for remand from that court to the MDL Panel. Briefing on that motion was completed on June 26, 2014. Oral argument on the motions to dismiss and motion for suggestion for remand were heard on July 22, 2014.   On August 5, 2014, the Western District of North Carolina denied plaintiffs' motion for suggestion for remand.  On October 22, 2014, the Company filed a notice of supplemental authority in support of its motion to dismiss the complaint.  On November 4, 2014, plaintiffs filed a response to the notice of supplemental authority. On July 8, 2015, the Western District of North Carolina ruled on the motions to dismiss. The Western District of North Carolina dismissed plaintiffs' federal securities claims and certain of their state law claims.  All claims against the former CFO were dismissed.  After issuing its ruling, the Western District of North Carolina recommended by letter to the MDL Panel that the action be transferred back to the Southern District of Florida. On July 16, 2015, the Western District of North Carolina issued an order staying all proceedings in the action pending a determination by the MDL Panel on its recommendation.  Thereafter, the MDL Panel issued a Conditional Remand Order, remanding the action to the Southern District of Florida, which was finalized and filed on July 28, 2015.  On September 4, 2015, as requested by the Southern District of Florida, the parties submitted a Joint Status Report.  On September 9, 2015, the Southern District of Florida issued an Order to Show Cause as to why the remaining state law claims should not be dismissed without prejudice pursuant to 28 U.S.C. § 1367(c)(3).  On September 18, 2015, the parties filed their respective responses to the Order to Show Cause.  On September 21, 2015, the Southern District of Florida issued an order dismissing the remaining state law claims in the action without prejudice on subject matter jurisdiction grounds pursuant to 28 U.S.C. § 1367(c)(3). On November 6, 2015, the parties reached a settlement of the matter. The terms of the settlement are confidential. The Company's financial obligation under the settlement will be covered by insurance and accordingly, the terms of the settlement did not have a material effect on the Company's financial position.

On September 8, 2015, a lawsuit seeking to be certified as a class action (Paul Berger v. Swisher Hygiene Inc., et al., Case No. 2015 CH 13325 (Ill. Cir. Ct. Cook Co.)) was filed in the Circuit Court of Cook County, Illinois County Department, Chancery Division by Paul Berger, on behalf of himself and all others similarly situated, against Swisher Hygiene Inc., the members of  Swisher Hygiene Inc.’s board of directors, individually, and Ecolab in connection with the Sale Transaction.   The plaintiff has alleged that (i) faced with an ongoing investigation by the Securities and Exchange Commission and the USAO, the individual defendants embarked upon a self-interested scheme to sell off Swisher International, Inc.’s assets and to liquidate Swisher Hygiene Inc., (ii) the individual defendants, through an alleged insufficient process, caused Swisher Hygiene Inc. to agree to sell substantially all of its assets for insufficient consideration, (iii) each member of Swisher Hygiene Inc’s. Board of Directors is interested in the Sale Transaction and the plan of dissolution, and (iv) the proxy statement was materially misleading and/or incomplete. The causes of action set forth in the complaint are (i) a claim for breaches of the fiduciary duties of good faith, loyalty, fair dealing and due care, (ii) a claim for failure to disclose, and (iii) a claim for aiding and abetting breaches of fiduciary duty. The plaintiff primarily seeks to enjoin the consummation of the Sale Transaction unless and until defendants provide all material facts in the proxy statement, and the plaintiff also seeks compensatory and/or rescissory damages as allowed by law for the plaintiff. This summary is qualified by reference to the full text of the complaint as filed with the Court.  The Company believes the claims alleged by the plaintiff are without merit and it intends to vigorously defend against them.

 On September 11, 2015, a derivative lawsuit (Malka Raul v. Swisher Hygiene Inc. et al., Case No. 15-CVS-16703 (Superior Court, Mecklenburg County, North Carolina)) seeking to be certified as a class was filed in the General Court of Justice, Superior Court Division, Mecklenburg County, North Carolina by Malka Raul, derivatively on behalf of Swisher Hygiene Inc., and individually and on behalf of all others similarly situated, against Swisher Hygiene Inc., the members of Swisher Hygiene Inc’s board of directors, individually, and Ecolab in connection with the Sale Transaction.  The plaintiff has alleged that (i) the sale of Swisher International, Inc. to Ecolab contemplated by the purchase agreement is unfair and inequitable to the Swisher Hygiene Inc’s stockholders and constitutes a breach of the fiduciary duties of the directors in the sale of Swisher International, Inc. (ii) defendants have exacerbated their breaches of fiduciary duty by agreeing to lock up the Sale Transaction with deal protection devices that preclude other bidders from making a successful competing offer for Swisher International, Inc. and preclude stockholders from voting against the Sale Transaction, (iii) the Sale Transaction will divest the Swisher Hygiene Inc’s stockholders of their ownership interest in Swisher International, Inc. for inadequate consideration; (iv) each of the defendants violated and continues to violate applicable law by directly breaching and/or aiding and abetting the defendants’ breaches of fiduciary duties of loyalty, due care, independence, good faith and fair dealings, (v) the Sale Transaction is the product of a flawed process that was designed to sell Swisher International, Inc. to Ecolab on terms detrimental to plaintiff and the other Swisher Hygiene Inc’s stockholders, (vi) the proxy statement fails to provide Swisher Hygiene Inc’s stockholders with material information and/or provides them with materially misleading information and (vii) the proxy statement fails to provide Swisher Hygiene Inc.’s stockholders with all material information concerning the financial analysis of Cassel Salpeter & Co., LLC.  The causes of action set forth in the complaint are (i) a claim for breach of fiduciary duty against the individual defendants, (ii) a claim for aiding and abetting breaches of fiduciary duty against Ecolab, (iii) a derivative claim for breach of fiduciary duties against the individual defendants, and (iv) a derivative claim for unjust enrichment against the individual defendants.  The plaintiff primarily seeks to (i) enjoin defendants from consummating the Sale Transaction unless and until the individual defendants adopt and implement a fair procedure or process to sell Swisher International, Inc. (ii) direct the individual defendants to exercise their fiduciary duties to obtain a transaction which is in the best interests of Swisher Hygiene Inc. and its stockholders and (iii) rescinding, to the extent already implemented, the purchase agreement or any of the terms thereof.  The plaintiff also seeks costs and disbursements, including reasonable attorneys’ and experts fees, and such other equitable and/or injunctive relief as the Court may deem just and proper.  This summary is qualified by reference to the full text of the complaint as filed with the Court.  The Company believes the claims alleged by the plaintiff are without merit and it intends to vigorously defend against them.

Other Matters

On October 7, 2015, the Company entered into a Deferred Prosecution Agreement (the “DPA”) with the USAO relating to the USAO’s investigation of the Company’s accounting practices.  Under the terms of the DPA, the USAO filed, but deferred prosecution of, a criminal information charging Swisher Hygiene Inc. with conspiracy to commit securities fraud and other charges relating to the Company’s accounting and financial reporting practices reflected in the Company's originally filed Quarterly Reports on Form 10-Q for the periods ended March 31, 2011, June 30, 2011, and September 30, 2011.  Pursuant to the DPA, the Company agreed to pay a $2 million fine to the USAO payable in four annual installments of $500,000 each if the Company is financially able to do so.  Pursuant to the terms of the DPA, the fine became immediately due and payable in full on November 2, 2015 upon a change in control of the Company.  As a result, the fine was paid in full upon the closing of the Sale Transaction, and was accrued at September 30, 2015 in other expenses.

The Company has been contacted by the staff of the Atlanta Regional Office of the SEC after the Company's March 28, 2012 public announcement of the Audit Committee's internal review and the delays in filing its periodic reports. The Company has been asked to make certain individuals available and to provide certain information about these matters to the SEC. The Company is fully cooperating with the SEC. Any action by the SEC or other government agency could result in fines and/or criminal or civil sanctions against the Company and/or certain of its current or former officers, directors or employees.

NOTE 13 — SUBSEQUENT EVENTS

On November 2, 2015, the Company completed the Sale Transaction. At closing, Ecolab paid the closing purchase price of approximately $40.5 million, less a $2 million holdback to address working capital and other adjustments in accordance with the agreement governing the Sale Transaction (the “Agreement”). The closing purchase price proceeds received by the Company were reduced to pay (i) a $2.0 million fine pursuant to the terms of the DPA; (ii) indebtedness of the Company of approximately $5.7 million; (iii) a deposit securing letters of credit of approximately $1.6 million; (iv) certain transaction fees of approximately $1.2 million; and (v) other accrued and post-closing obligations that survived the transaction.

Following the closing of the Sale Transaction, the Company will use the remaining balance of proceeds from the Sale Transaction to pay ongoing corporate and administrative costs and expenses associated with winding down the Company, should the Board of Directors decide to proceed with the Plan of Dissolution, liabilities and potential liabilities relating to or arising out of pension plan obligations to employees of its predecessor, outstanding litigation matters of the Company, including but not limited to pending stockholder litigation related to the Sale Transaction, and potential liabilities relating to the Company's indemnification obligations, if any, to Ecolab pursuant to the Agreement, or to current and former officers and directors pursuant to the Company's bylaws and certificate of incorporation (collectively, the "On-going Obligations"). As a result of the On-going Obligations, if the Board of Directors determines to proceed with the Plan of Dissolution and Complete Liquidation, which plan was approved by the Company's stockholders at its Annual Meeting on October 15, 2015, the Company believes the value of its remaining assets that will ultimately be available for distribution to stockholders, if any distribution is made, will be significantly and materially less, in the aggregate, than the proceeds received in the Sale Transaction. The Company can neither estimate nor provide any assurance regarding amounts to be distributed to stockholders if the Board of Directors proceeds with the dissolution. However, if the Board of Directors determines that the Dissolution is not in our best interests and the best interest of the shareholders, the Board of Directors may, in its sole discretion, abandon the Plan of Dissolution or may amend or modify the Plan of Dissolution to the extent permitted by Delaware law without the necessity of further stockholder approval.

As discussed in Notes 2 and 3, as a result of the Sale Transaction, the Company performed an impairment analysis of its assets in accordance with ASC 360-10, Impairment or Disposal of Long-Lived Assets, and ASC 350, Intangible-Goodwill and Other, as of August 31, 2015. Based on the analysis performed, it was determined that an impairment of the Company’s fixed assets and intangible assets had occurred, resulting in an impairment charge of $12.6 million and $10.0 million, respectively, contributing to the current loss from discontinued operations. If the Company continues to incur losses at the current rate, it may result in a gain on sale which will be recorded in November 2015.

In connection with the Sale Transaction, on November 2, 2015, the Company terminated its Credit Facility with Siena Lending Group LLC and paid the outstanding indebtedness and fees under the Credit Facility of approximately $4.8 million and made a deposit securing remaining letters of credit of approximately $1.6 million.

On October 7, 2015, the Company entered into the DPA with the USAO relating to the USAO’s investigation of the Company’s accounting practices. Under the terms of the DPA, the USAO filed, but deferred prosecution of, a criminal information charging Swisher Hygiene Inc. with conspiracy to commit securities fraud and other charges relating to the Company’s accounting and financial reporting practices reflected in the Company’s originally filed Quarterly Reports on Form 10-Q for the periods ended March 31, 011, June 30, 2011, and September 30, 2011. Pursuant to the DPA, the Company agreed to pay a $2 million fine to the USAO payable in four annual installments of $500,000 each if the Company is financially able to do so. Pursuant to the terms of the DPA, the fine became immediately due and payable in full on November 2, 2015 upon a change in control of the Company. As a result, the fine was paid in full upon the closing of the Sale Transaction, and was accrued at September 30, 2015 in other expenses.

In connection with the Sale Transaction options to purchase 268,673 shares of common stock vested.  All of these options have exercise prices greater than the current market price of the Company’s common stock.  Also, in connection with the Sale Transaction, all restricted stock units representing the right to receive an aggregate of 80,272 shares of common stock are being cancelled and holders thereof will receive cash in lieu of shares, an aggregate of $84,286 in cash.

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

Business Overview

During the nine months ended September 30, 2015 and September 30, 2014, we operated in one business segment, Hygiene, which encompassed providing essential hygiene and sanitizing service solutions to customers in a wide range of end-markets, including foodservice, hospitality, retail and healthcare industries. As described in Note 13, "Subsequent Events," on November 2, 2015, we completed the sale to Ecolab Inc. ("Ecolab") of the stock of our wholly owned U.S. subsidiary Swisher International, Inc. and other assets related to our U.S. operations, which comprised all of our remaining operating interests (the "Sale Transaction"). As a result, the Company recorded an impairment charge at August 31, 2015 for $22.6 million as discussed in Note 2, "Discontinued Operations and Assets Held for Sale," and Note 3, "Goodwill and Other Intangible Assets." As a result of the Sale Transaction, we have no significant operating assets remaining and no material revenue producing business or operations. The Company’s operating companies are classified as held for sale on the balance sheet as of September 30, 2015, and the results of the operating companies are presented as discontinued operations for all periods.

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

Newly Issued Accounting Pronouncements

In April, 2014, the Financial Accounting Standards Board issued Accounting Standards Update ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this ASU raises the threshold for a disposal to qualify as a discontinued operation and requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, expenses and cash flows of discontinued operations. Under the new guidance, the disposal of a component or group of components of a business will be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued. This accounting standard update is effective for annual periods beginning on or after December 15, 2014 and related interim periods, with early adoption allowed. This standard has been adopted by the Company.

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

In July, 2015, the FASB issued Accounting Standards Update ASU No. 2015-11, Simplifying the Measurement of Inventory. This ASU applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predicable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, last-out ("LILO"). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim and annual reporting period. This accounting standard update should be applied prospectively and is effective for annual periods beginning after December 15, 2016, and interim periods beginning in 2018, with early adoption allowed. The Company is currently evaluating the impact of this standard and has elected to not adopt the standard early.

Discontinued Operations

As described above, on November 2, 2015, the Company completed the Sale Transaction. As a result, as described in Note 13, "Subsequent Events," the Company’s operating companies are classified as held for sale as of September 30, 2015. As a result, the Company recorded an impairment charge at August 31, 2015 for $22.6 million as discussed in Note 2, "Discontinued Operations and Assets Held for Sale," and Note 3, "Goodwill and Other Intangible Assets." Swisher Hygiene Inc. will no longer have any continuing involvement with the operations or cash flows of Swisher International, Inc., and as a result, Swisher Hygiene Inc. will present the operations of Swisher International, Inc. as discontinued operations.

In accordance with the criteria specified in ASC 205 Presentation of Financial Statements and ASC 360, Property, Plant and Equipment, the assets and liabilities sold in the Sale Transaction are reported as assets held for sale.

Assets Held for Sale

In accordance with ASC 360, Property, Plant and Equipment, the Company’s estimates of fair value require significant judgment and are regularly reviewed and subject to change based on market conditions, changes in the customer base of the operations or routes, and our continuing evaluation as to the facility's acceptable sale price.

During the second quarter of 2014, the Company updated its estimates of the fair value of certain linen routes and operations to reflect various events that occurred during the period. The cumulative impairment loss for the six months ended June 30, 2014 was $3.0 million, of which $1.9 million was attributable to a reduction in the estimate of net sale proceeds for a linen processing operation. The factors driving the $1.9 million reduction were the cancellation notifications, received from three major customers, resulting in a significant loss of forecasted revenue; and the operation’s 2014 year-to-date loss which was in excess of the Company’s estimates. The Company made the decision to close this linen processing operation and the fair value was written down to zero. During the first quarter of 2015, the Company completed the sale of equipment of this closed operation classified as asset held for sale, resulting in the net receipt of $0.3 million in cash and a $0.3 million gain. The gain is included in “Other income (expense), net” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

For the three and nine months ended September 30, 2015, linen related revenue attributable to the assets held for sale and sold linen assets was $0.0 million and $2.3 million, respectively, and $0.7 million and $3.1 million for the three and nine months ended September 30, 2014, respectively. The 2014 annual revenue was $9.6 million attributable to the assets held for sale and sold linen assets.

As described above, on November 2, 2015, we completed the Sale Transaction. In accordance with the criteria specified in ASC 360, Property, Plant and Equipment, the assets of Swisher International, Inc. are classified as assets held for sale, and the reconciliation of major classes of assets included as held for sale are presented in Note 2, "Discontinued Operations and Assets Held for Sale."

As a result of the Sale Transaction, the Company performed an impairment analysis of its long-lived assets in accordance with ASC 360-10, Impairment or Disposal of Long-Lived Assets, and ASC 350, Intangible-Goodwill and Other, as of August 31, 2015. Based on the analysis performed, it was determined that an impairment of the Company’s fixed assets had occurred, resulting in an impairment charge of $12.6 million, as well as an impairment charge to the Company’s intangible assets of $10.0 million.

RESULTS OF CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

Selling, General and Administrative Expenses

Selling, general and administrative expenses for continuing operations consist primarily of the costs incurred for:

●	Compensation related to the Chief Financial Officer and the Chief Executive Officer.
●	Professional fees related to audit and review related fees, and financial statement printing and related filing expenses.
●	Legal and investigation related expenses.
●	Corporate governance expenses, investor relations, director and officer insurance fees and other corporate related professional fees.

The details of selling, general and administrative expenses for the three months ended September 30, 2015 and 2014 reported as continuing operations are as follows:

	2015	2014
Selling, General & Administrative Expenses
Compensation	$193	$132
Other	2,314	1,045
Total selling, general & administrative expenses	$2,507	$1,177

Selling, general and administrative expenses increased $1.3 million to $2.5 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The primary component of this change was an increase in other expenses of $1.3 million. Other expenses increased due to an increase in professional fees of $1.3 million, which included transaction fees.

Other Income (Expense), Net

The change in other expense from continuing operations is due to a $2.0 million fine paid to the United States of America pursuant to the terms of a Deferred Prosecution Agreement (as described in Part II -Item 1 Legal Proceedings).

RESULTS OF CONTINUING OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

Selling, General and Administrative Expenses

Selling, general and administrative expenses for continuing operations consist primarily of the costs incurred for:

●	Compensation related to the Chief Financial Officer and the Chief Executive Officer.
●	Professional fees related to audit and review related fees, and financial statement printing and related filing expenses.
●	Legal and investigation related expenses.
●	Corporate governance expenses, investor relations, director and officer insurance fees and other corporate related professional fees.

The details of selling, general and administrative expenses for the nine months ended September 30, 2015 and 2014 reported as continuing operations are as follows:

	2015	2014
Selling, General & Administrative Expenses	(In thousands)
Compensation	$611	$423
Other	5,796	4,640
Total selling, general & administrative expenses	$6,407	$5,063

Selling, general and administrative expenses of continuing operations increased $1.3 million to $6.4 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The primary component of this change was an increase in professional fees of $1.2 million, which includes transaction fees.

Other Income (Expense), Net

The change in other expense from continuing operations is due to a $2.0 million fine paid to the United States of America pursuant to the terms of a Deferred Prosecution Agreement (as described in Part II-Item 1 Legal Proceedings).

RESULTS OF DISCONTINUED OPERATIONS

The following table provides the results for discontinued operations for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue	$41,370	$49,650	$130,046	$147,900

Cost of sales	20,012	22,671	60,680	67,456
Route expense	10,794	13,192	34,116	38,153
Selling, general and administrative	12,227	15,180	40,695	48,198
Depreciation and amortization	3,728	5,044	12,847	15,577
Impairments	22,641	-	22,807	8,810
Other (income) expenses	(775)	185	(1,332)	1,330
Income tax expense	(66)	(55)	(43)	(78)
Net loss from discontinued operations	$(27,191)	$(6,567)	$(39,724)	$(31,546)

RESULTS OF DISCONTINUED OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

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

Consolidated revenue of discontinued operations decreased $8.3 million or 16.7% to $41.4 million for the three months ended September 30, 2015 compared to 2014. Product revenue decreased $7.2 million partially due to a $2.3 million decrease related to linen assets sold or held for sale, and $0.6 million due to the sale of the Company’s Canadian operations during August 2015. The remaining $4.3 million decrease is due to a reduction in purchasing from large wholesale and distribution customers, the attrition of customers resulting from the termination of the Manufacturing and Supply Agreement (the “Cavalier Agreement”) which was terminated in September 2014, as well as additional attrition, volume reductions and strategic separations from customers. Service revenue declined $1.1 million of which $0.5 million was due to the sale of the Company’s Canadian operations.  The remaining decline of $0.6 million was due to the loss of other hygiene customers and customers lost as a result of linen sale agreements.

Cost of Sales

Cost of sales related to discontinued operations consists primarily of the cost of chemical, paper, air freshener and other consumable products sold to, or used in the servicing of, our customers. These costs are exclusive of route expense and related depreciation and amortization.

Cost of sales for discontinued operations decreased $2.7 million or 11.7% to $20.0 million for the three months ended September 30, 2015 compared to 2014 primarily due to the sale of Canadian operations and other declines in sales volume. The increase in cost of sales as a percentage of revenue from the prior-year period primarily reflects the impact of exiting the linen business, partially offset by cost efficiencies. As a percentage of sales, consolidated cost of sales increased 2.7% from 45.7% to 48.4%.

Route Expenses

Route expenses related to discontinued operations consist of costs incurred for the delivery of products and providing services to customers.

Route expenses of discontinued operations decreased $2.4 million or 18.2% to $10.8 million for the three months ended September 30, 2015 compared to 2014. The components of this change were decreases in compensation, primarily through route optimization efforts, of $2.0 million and decrease in vehicle and other of $0.4 million. Route expense as a percentage of total revenue was 26.2% and 26.7% for the three months ended September 30, 2015 and 2014, respectively. The decrease as a percentage of revenue was primarily due to route optimization.

Selling, General and Administrative Expenses

Selling, general and administrative expenses related to discontinued operations consist primarily of the costs incurred for:

●	Local office and field management support costs that are related to field operations. These costs include compensation, occupancy expense and other general and administrative expenses.
●	Selling expenses which include compensation and commissions for local sales representatives and corporate account representatives.
●	Marketing expenses.
●	Information technology, human resource, accounting, purchasing and other support costs.

Selling, general and administrative expenses of discontinued operations decreased $3.0 million to $12.2 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The components of this change were decreases in compensation of $1.9 million, occupancy of $0.6 million, and other expenses of $0.5 million. Compensation expense decreased primarily due to headcount reductions related to the sale of the linen business, a reduction in stock based compensation and other operational efforts. Occupancy decreased due to the closure of a linen plant, the sale of a linen plant and due to ongoing efforts to reduce facility infrastructure costs.

Depreciation and Amortization

Depreciation and amortization reported as components of discontinued operations consists of depreciation of property and equipment and the amortization of intangible assets. Depreciation and amortization decreased $1.3 million to $3.7 million or 26.1% for the three months ended September 30, 2015. The decrease is primarily the result of fixed assets being fully depreciated, sales of Canadian operations and linen businesses, a decrease in capital expenditures, and impairment.

Other Income (Expense), Net

The increase of $0.9 million in other income (expense) related to discontinued operations is due primarily to the $1.3 million gain related to the sale of Canadian operations offset by $0.5 million increase in foreign currency losses.

Income Tax Expense

In projecting the Company’s income tax expense for 2015, management has concluded that it is not more likely than not that the Company will realize the benefit of its deferred tax assets and as a result a full valuation allowance will be required as of December 31, 2015.

For the three months ended September 30, 2015, the Company has recorded an estimate for income taxes based on the Company’s projected income tax expense for the twelve month period ending December 31, 2015. The Company’s tax provision has an unusual relationship to pretax loss mainly because of the existence of a full deferred tax asset valuation allowance. This circumstance generally results in a zero tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance. However, due to the impairment of tradenames for book purposes during the third quarter of 2015, a deferred tax asset now exists related to tradenames. The change from a net deferred tax liability to a net deferred tax asset resulted in a tax benefit.

RESULTS OF DISCONTINUED OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

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

Consolidated revenue of discontinued operations decreased $17.9 million or 12.1% to $130.0 million for the nine months ended September 30, 2015 compared to 2014.  Product revenue decreased $15.8 million partially due to a $4.4 million decrease related to linen assets sold. The remaining $11.4 million decrease is primarily due to a reduction in purchasing from large wholesale and distribution customers, the attrition in customers resulting from the termination of the Cavalier Agreement which was terminated in September 2014, as well as additional attrition, volume reductions and strategic separations from customers. Service revenue declined $1.8 million primarily due to the sale of Canadian operations of $0.6 million.  The remaining decline was due to a loss of hygiene customers due to attrition and customers sold in connection with linen businesses. Franchise and other revenue declined $0.3 million primarily due to the timing of purchases with one of our international licensees.

Cost of Sales

Cost of sales related to discontinued operations consists primarily of the cost of chemical, paper, air freshener and other consumable products sold to, or used in the servicing of our customers. These costs are exclusive of route expense and related depreciation and amortization.

Cost of sales related to discontinued operations decreased $6.8 million or 10.0% to $60.7 million for the nine months ended September 30, 2015, compared to 2014 primarily due to a decline in sales volume. The increase in cost of sales as a percentage of revenue from the prior-year period primarily reflects the impact of exiting the linen business, partially offset by cost efficiencies. As a percentage of sales, consolidated cost of sales increased from 45.6% to 46.7%.

Route Expenses

Route expenses related to discontinued operations consist of costs incurred by the Company for the delivery of products and providing services to customers.

Route expenses of discontinued operations decreased $4.0 million or 10.6% to $34.1 million for the nine months ended September 30, 2015 compared to 2014. The components of this change were decreases in compensation, primarily through route optimization efforts of $3.2 million and decreases in vehicle and other expenses of $0.8 million. Route expense as a percentage of total revenue was 26.4% and 26.0% for the nine months ended September 30, 2015 and 2014, respectively. The increase as a percentage of revenue was primarily due to the decline in revenue from the prior period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of discontinued operations consist primarily of the costs incurred for:

●	Local office and field management support costs that are related to field operations. These costs include compensation, occupancy expense and other general and administrative expenses.
●	Selling expenses which include compensation and commissions for local sales representatives and corporate account representatives.
●	Marketing expenses.
●	Information technology, human resource, accounting, purchasing and other support costs.

Selling, general and administrative expenses related to discontinued operations decreased $7.5 million to $40.7 million for the nine months ended September 30, 2015 compared to 2014. The components of this change were decreases in compensation of $6.4 million, occupancy of $1.2 million, offset by an increase in other expenses of $0.1 million. Compensation expense decreased primarily due to headcount reductions, the sale of Canadian operations and the linen businesses, a reduction in stock based compensation and other optimization efforts. Occupancy decreased due to the closure of a linen plant and due to ongoing efforts to reduce facility infrastructure costs.

Depreciation and Amortization

Depreciation and amortization reported as components of discontinued operations consists of depreciation of property and equipment and the amortization of intangible assets. Depreciation and amortization decreased $2.7 million to $12.8 million or 17.5% for the nine months ended September 30, 2015. The decrease is primarily the result of fixed assets being fully depreciated, the sale of Canadian operations and linen businesses and a decrease in capital expenditures.

Other Income (Expense), Net

The increase of $2.7 million in other income (expense) related to discontinued operations is due primarily to the $1.3 million gain related to the sale of Canadian operations, offset by a $0.5 million increase in foreign currency losses, as well as a gain related to the sale of a linen facility of $0.9 million, and a reduction in expense due to the large linen loss on sale in the prior year.

Income Tax Expense

In projecting the Company’s income tax expense for 2015, management has concluded that it is not more likely than not that the Company will realize the benefit of its deferred tax assets and as a result a full valuation allowance will be required as of December 31, 2015.

For the nine months ended September 30, 2015, the Company has recorded an estimate for income taxes based on the Company’s projected income tax expense for the twelve month period ending December 31, 2015. The Company’s tax provision has an unusual relationship to pretax loss mainly because of the existence of a full deferred tax asset valuation allowance. This circumstance generally results in a zero tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance. However, due to the impairment of tradenames for book purposes during the third quarter of 2015, a deferred tax asset now exists related to tradenames. The change from a net deferred tax liability to a net deferred tax asset resulted in a tax benefit.

Cash Flow Summary

Cash flows from continuing operations for the nine months ended September 30, 2015 and 2014 were:

	2015	2014
	(In thousands)
Net cash used in operating activities	$(6,594)	$(3,364)
Net cash provided by (used) in investing activities	-	-
Net cash provided by (used in) financing activities	2,168	(2,516)
Net decrease in cash and cash equivalents from continuing operations	$(4,426)	$(5,880)

Net cash used in operating activities of continuing activities increased by $3.2 million primarily due to a $0.2 million change in operating assets and liabilities offset by an increase in net loss of $3.4 million. Net cash provided by financing activities of continuing activities was $2.1 million compared with $2.5 million used during the same period in 2014. The increase of $4.7 million was due to an increase in net proceeds from line of credit of $3.7 million and a decrease in principal payments on debt of $1.0 million.

Cash flows from discontinued operations for the nine months ended September 30, 2015 and 2014 were:

	2015	2014
	(In thousands)
Net cash used in operating activities of discontinued operations	$(4,765)	$(4,282)
Net cash provided by (used) in investing activities of discontinued operations	2,811	706
Net cash provided by (used in) financing activities of discontinued operations	245	(1,830)
Net increase (decrease) in cash and cash equivalents from discontinued operations	$(1,709)	$(5,406)

Net cash used in operating activities of discontinued operations increased by $0.5 million primarily due to an increase in net loss of $8.2 million, decrease in depreciation and amortization of $2.7 million, and a decrease in stock based compensation of $0.3 million, offset by an impairment change of $14.0 million.  The remaining change was a result of changes in working capital components of $3.3 million. Net cash provided by investing activities of discontinued activities increased $2.1 million, primarily due to reduction of restricted cash of $5.4 million, proceeds from the sale of Canadian operations of $2.7 million, a $1.8 million reduction in purchases of property and equipment and an increase of $3.0 in cash received from sale of assets held for sale. Cash provided by financing activities of discontinued operations was $0.2 million compared with $1.8 million used during the same period in 2014. The increase of $2.0 million was primarily due to a decrease in net payments received on debt.

Liquidity and Capital Resources

Cash Requirements

As a result of the activities discussed above, our cash and cash equivalents decreased by $6.1 million to $1.1 million at September 30, 2015 compared to $7.2 million at December 31, 2014. Due to the Sales Transaction completed on November 2, 2015, the Company does not have any significant operating assets remaining and no material revenue producing business or operations. As such, it is important that we take immediate steps to reduce costs and expenses in order to preserve cash. At the Company's Annual Meeting of Stockholders held on October 15, 2015, the Company's stockholders approved a proposal to dissolve the Company (the "Dissolution"), which provided the Board of Directors discretion to determine, within twelve months of such approval, when and whether to proceed with the approved Plan of Dissolution. The failure of Swisher Hygiene Inc. to take such actions promptly could result in a reduction in the amount of cash remaining for distribution to stockholders should the Board decide to implement the approved Plan of Dissolution.

At the closing of the Sale Transaction, Ecolab paid the closing purchase price of approximately $40.5 million, less a $2 million holdback to address working capital and other adjustments in accordance with the agreement governing the Sale Transaction (the “Agreement”). The closing purchase price proceeds received by the Company were reduced to pay (i) a $2.0 million fine pursuant to the terms of  the DPA; (ii) indebtness of the Company of approximately $5.7 million; (iii) a deposit securing letters of credit of approximately $1.6 million; (iv) certain transaction fees of approximately $1.2 million; and (v) other accrued and post-closing obligations that survived the transaction.

Following the closing of the Sale Transaction, the Company will use the remaining balance of proceeds from the Sale Transaction to pay ongoing corporate and administrative costs and expenses associated with winding down the Company, should the Board of Directors decide to proceed with the Plan of Dissolution, liabilities and potential liabilities relating to or arising out of pension plan obligations to employees of its predecessor, outstanding litigation matters of the Company, including but not limited to pending stockholder litigation related to the Sale Transaction, and potential liabilities relating to the Company's indemnification obligations, if any, to Ecolab pursuant to the Agreement, or to current and former officers and directors pursuant to the Company's bylaws and certificate of incorporation (collectively, the "On-going Obligations"). As a result of the On-going Obligations, if the Board of Directors determines to proceed with the Plan of Dissolution and Complete Liquidation, which plan was approved by the Company's stockholders at its Annual Meeting on October 15, 2015, the Company believes the value of its remaining assets that will ultimately be available for distribution to stockholders, if any distribution is made, will be significantly and materially less, in the aggregate, than the proceeds received in the Sale Transaction. The Company can neither estimate nor provide any assurance regarding amounts to be distributed to stockholders if the Board of Directors proceeds with the dissolution. However, if the Board of Directors determines the Dissolution is not in our best interest and the best interest of the shareholders, the Board may, in its sole discretion, abandon the Plan of Dissolution or may amend or modify the Plan of Dissolution to the extent permitted by Delaware law without the necessity of further stockholder approval.

We expect that our cash on hand, will be sufficient to meet our cash requirements for the next twelve months.

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

Borrowings and availability under the Credit Facility are subject to a borrowing base and limitations, and compliance with other terms specified in the agreement. Borrowings under the Credit Facility are secured by a first priority lien on certain of the Company’s and its subsidiaries’ assets. The calculated borrowing base as of September 30, 2015 was $10.2 million, of which $4.1 million was outstanding under letters of credit, $3.7 million was outstanding under borrowings and $2.5 million was unused.

The Credit Facility contains certain customary representations and warranties, and certain customary covenants on the Company’s ability to, among other things, incur additional indebtedness, create liens or other encumbrances, sell or otherwise dispose of assets, and merge or consolidate with other entities or enter into a change of control transaction. The Credit Facility contains various events of default and certain cash management and reporting requirements. The Company has met all required covenants under the Credit Facility as of September 30, 2015.

In connection with the Sale Transaction, on November 2, 2015, the Company terminated the Credit Facility and paid the outstanding indebtedness and fees under the Credit Facility of approximately $4.8 million and made a deposit securing remaining letters of credit of approximately $1.6 million.

Off-Balance Sheet Arrangements

At September 30, 2015 other than operating leases, there are no significant off-balance sheet financing arrangements or relationships with unconsolidated entities or financial partnerships which are often referred to as “variable interest entities.” Therefore, there is no exposure to any financing, liquidity, market or credit risk that could arise had we engaged in such relationships.

In connection with a distribution agreement entered into in December 2010 between the Company and a distributor of Company-owned products, we provided a guarantee that the distributor’s operating cash flows associated with the agreement would not fall below certain agreed-to minimums, subject to certain pre-defined conditions, over the ten year term of the distribution agreement. If the distributor’s annual operating cash flow does fall below the agreed-to annual minimums, we reimburse the distributor for any such short fall up to a pre-designated amount. No value was assigned to the fair value of this guarantee at September 30, 2015 and December 31, 2014 based on a probability assessment of the projected cash flows. Management currently does not believe that it is probable that any amounts will be paid under this provision in the agreement and thus there is no amount accrued for the guarantee in the Condensed Consolidated Financial Statements. Upon closing of the sales transaction completed on November 2, 2015, the Company no longer has this liability.

FORWARD-LOOKING STATEMENTS

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Form 10-Q, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Form 10-Q or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include the following:

●	Our stockholders will not be able to buy or sell shares of our common stock after we close our stock transfer books on the Final Record Date (as defined below).

●	Following the Sale Transaction, we will have no significant remaining operating assets and we will need to significantly reduce our corporate and administrative expenses.

●	We will continue to incur the expenses of complying with public company reporting requirements.

●
The Board of Directors may, in its sole discretion, abandon the Plan of Dissolution or may amend or modify the Plan of Dissolution to the extent permitted by Delaware law without the necessity of further stockholder approval.

●	Following the Sale Transaction, we may de-list our common stock from NASDAQ and de-register as an Exchange Act reporting company.

●	We cannot predict the timing of any distributions to stockholders.

●	We cannot estimate the amount of distributions, if any, to be made to our stockholders.

●
The Internal Revenue Service may not treat distributions to our stockholders, if any distributions are made, as distributions in complete liquidation as such term is described in Section 346(a) of the Internal Revenue Code or may not treat a liquidating trust, if one is used, as a "liquidating trust" for U.S. federal income tax purposes.

●	Our stockholders may be liable to our creditors for part or all of the amount received from us in our liquidating distributions if reserves are inadequate.

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

●	Insurance policies may not cover all ongoing risks and a casualty loss beyond the limits of our coverage could adversely impact our cash position.

●	Our stock price has been and may in the future be volatile, which could cause purchasers of our common stock to incur substantial losses.

●	Provisions of Delaware law and our organizational documents may delay or prevent an acquisition of or by our Company, even if the acquisition would be beneficial to our stockholders.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks including changes in interest rates and fuel prices. Borrowings under the Credit Facility are indexed to a variable interest rate. As of September 30, 2015, there was $3.6 million outstanding under borrowings from our Credit Facility, and we have $4.1 million of letters of credit outstanding at a fixed fee under our Credit Facility. As of September 30, 2015, a hypothetical 10% change in our interest rate would change our results of operations by less than $0.1 million.

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

Fuel costs represent a significant operating expense. To date, we have not entered into any contracts or employed any strategies to mitigate our exposure to fuel costs. Historically, we have made limited use of fuel surcharges or delivery fees to help offset rises in fuel costs. Such potential charges have not been in the past, and we believe will not be going forward, applicable to all customers. Consequently, an increase in fuel costs normally results in a decrease in our operating margin percentage. At our consumption level at September 30, 2015, a $0.50 per gallon change in the price of fuel changes our fuel costs by approximately $0.6 million on an annual basis.

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

In connection with the preparation of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2015. Based upon that evaluation, management concluded that the deficiencies in our internal control over financial reporting identified in the 2014 Form 10-K continue to exist, and as such our disclosure controls and procedures were not effective as of September 30, 2015 for the following reasons:

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

As set forth below, management has taken steps to remediate the control deficiencies identified above.  Notwithstanding the control deficiencies identified above, management concludes that the financial statements included in this report fairly represent, in all material aspects, our financial condition, results of operations and cash flows for the periods presented.

Management's Remediation Plan

As reported in the Annual Report on Form 10-K for the year ended December 31, 2014, we are engaged in remedial actions in response to the deficiencies discussed above, and we plan to continue the following efforts to improve internal control over financial reporting:

●
The Company will continue to focus on training programs, emphasizing financial reporting responsibilities and accountability for implementing and maintaining effective internal control over financial reporting.

●
The Company will continue to put in place controls to properly identify, analyze and account for non-routine transactions and will use the appropriate level of oversight to ensure the transactions are reflected accurately and timely in the financial statements.

●
The Company will perform a comprehensive review to re-evaluate our activities related to internal control over financial reporting, including monitoring controls related to the operating effectiveness, timeliness and communication of certain control activities.

During the third quarter of 2015, management focused on the Sale Transaction and as a result suspended remediation efforts relating to operations since, following the Sale Transaction, the Company will have no significant operating assets remaining and no material revenue producing businesses or operations.

While the Company will  closely monitor the implementation of these remediation plans, there is no assurance that the aforementioned plans will be sufficient to fully remediate the deficiencies identified above and that additional remediation steps may be necessary.

 Changes in Internal Control over Financial Reporting

Other than the changes noted above there have been no adverse changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 11, 2013, an individual action was filed in the United States District Court for the Southern District of Florida captioned Miller, et al. v. Swisher Hygiene, Inc., et al., No. 0:13-CV-61292-JAL, against the Company, its former CEO and former CFO, and a former Company director, bringing state and federal claims founded on the allegations that in deciding to sell their company to the Company, plaintiffs relied on defendants' statements about such things as the Company's accounting and internal controls, which, in light of the Company's restatement of its financial statements, were false. On July 17, 2013, the Company notified the United States Judicial Panel on Multidistrict Litigation ("MDL Panel") of this action, and requested that it be transferred and centralized in the Western District of North Carolina with the other actions pending there. On July 23, 2013, the MDL Panel issued a Conditional Transfer Order (the "Miller CTO"), conditionally transferring the case to the Western District of North Carolina. On July 29, 2013, plaintiffs notified the MDL Panel that they would seek to vacate the Miller CTO. In light of the proceedings in the MDL Panel, defendants requested that the Southern District of Florida stay all proceedings pending the MDL Panel's ruling. On August 6, 2013, the Southern District of Florida issued a stay of all proceedings pending a ruling by the MDL Panel. On October 2, 2013, following briefing on the issue of whether the Miller CTO should be vacated, the MDL Panel issued an order transferring the action to the Western District of North Carolina. The Company and the individual defendants filed motions to dismiss the complaint on March 20, 2014. Briefing on the motions to dismiss was completed on May 12, 2014. On June 2, 2014, plaintiffs filed a motion with the Western District of North Carolina seeking a suggestion for remand from that court to the MDL Panel. Briefing on that motion was completed on June 26, 2014. Oral argument on the motions to dismiss and motion for suggestion for remand were heard on July 22, 2014. On August 5, 2014, the Western District of North Carolina denied plaintiffs' motion for suggestion for remand. On October 22, 2014, the Company filed a notice of supplemental authority in support of its motion to dismiss the complaint. On November 4, 2014, plaintiffs filed a response to the notice of supplemental authority. On July 8, 2015, the Western District of North Carolina ruled on the motions to dismiss. The Western District of North Carolina dismissed plaintiffs' federal securities claims and certain of their state law claims. All claims against the former CFO were dismissed. After issuing its ruling, the Western District of North Carolina recommended by letter to the MDL Panel that the action be transferred back to the Southern District of Florida. On July 16, 2015, the Western District of North Carolina issued an order staying all proceedings in the action pending a determination by the MDL Panel on its recommendation. Thereafter, the MDL Panel issued a Conditional Remand Order, remanding the action to the Southern District of Florida, which was finalized and filed on July 28, 2015. On September 4, 2015, as requested by the Southern District of Florida, the parties submitted a Joint Status Report. On September 9, 2015, the Southern District of Florida issued an Order to Show Cause as to why the remaining state law claims should not be dismissed without prejudice pursuant to 28 U.S.C. § 1367(c)(3). On September 18, 2015, the parties filed their respective responses to the Order to Show Cause. On September 21, 2015, the Southern District of Florida issued an order dismissing the remaining state law claims in the action without prejudice on subject matter jurisdiction grounds pursuant to 28 U.S.C. § 1367(c)(3). On November 6, 2015, the parties reached a settlement of the matter. The terms of the settlement are confidential. The Company's financial obligation under the settlement will be covered by insurance and accordingly, the terms of the settlement did not have a material effect on the Company's financial position.

On September 8, 2015, a lawsuit seeking to be certified as a class action (Paul Berger v. Swisher Hygiene Inc., et al., Case No. 2015 CH 13325 (Ill. Cir. Ct. Cook Co.)) was filed in the Circuit Court of Cook County, Illinois County Department, Chancery Division by Paul Berger, on behalf of himself and all others similarly situated, against Swisher Hygiene Inc., the members of Swisher Hygiene Inc.’s board of directors, individually, and Ecolab in connection with the Sale Transaction. The plaintiff has alleged that (i) faced with an ongoing investigation by the Securities and Exchange Commission and the USAO, the individual defendants embarked upon a self-interested scheme to sell off Swisher International, Inc.’s assets and to liquidate Swisher Hygiene Inc., (ii) the individual defendants, through an alleged insufficient process, caused Swisher Hygiene Inc. to agree to sell substantially all of its assets for insufficient consideration, (iii) each member of Swisher Hygiene Inc’s. Board of Directors is interested in the Sale Transaction and the plan of dissolution, and (iv) the proxy statement was materially misleading and/or incomplete. The causes of action set forth in the complaint are (i) a claim for breaches of the fiduciary duties of good faith, loyalty, fair dealing and due care, (ii) a claim for failure to disclose, and (iii) a claim for aiding and abetting breaches of fiduciary duty. The plaintiff primarily seeks to enjoin the consummation of the Sale Transaction unless and until defendants provide all material facts in the proxy statement, and the plaintiff also seeks compensatory and/or rescissory damages as allowed by law for the plaintiff. This summary is qualified by reference to the full text of the complaint as filed with the Court. The Company believes the claims alleged by the plaintiff are without merit and it intends to vigorously defend against them.

On September 11, 2015, a derivative lawsuit (Malka Raul v. Swisher Hygiene Inc. et al., Case No. 15-CVS-16703 (Superior Court, Mecklenburg County, North Carolina)) seeking to be certified as a class was filed in the General Court of Justice, Superior Court Division, Mecklenburg County, North Carolina by Malka Raul, derivatively on behalf of Swisher Hygiene Inc., and individually and on behalf of all others similarly situated, against Swisher Hygiene Inc., the members of Swisher Hygiene, Inc’s board of directors, individually, and Ecolab in connection with the Sale Transaction. The plaintiff has alleged that (i) the sale of Swisher International, Inc. to Ecolab contemplated by the purchase agreement is unfair and inequitable to the Swisher Hygiene Inc’s stockholders and constitutes a breach of the fiduciary duties of the directors in the sale of Swisher International, Inc. (ii) defendants have exacerbated their breaches of fiduciary duty by agreeing to lock up the Sale Transaction with deal protection devices that preclude other bidders from making a successful competing offer for Swisher International, Inc. and preclude stockholders from voting against the Sale Transaction, (iii) the Sale Transaction will divest the Swisher Hygiene Inc’s stockholders of their ownership interest in Swisher International, Inc. for inadequate consideration; (iv) each of the defendants violated and continues to violate applicable law by directly breaching and/or aiding and abetting the defendants’ breaches of fiduciary duties of loyalty, due care, independence, good faith and fair dealings, (v) the Sale Transaction is the product of a flawed process that was designed to sell Swisher International, Inc. to Ecolab on terms detrimental to plaintiff and the other Swisher Hygiene Inc’s stockholders, (vi) the proxy statement fails to provide Swisher Hygiene Inc’s stockholders with material information and/or provides them with materially misleading information and (vii) the proxy statement fails to provide Swisher Hygiene Inc.’s stockholders with all material information concerning the financial analysis of Cassel Salpeter & Co., LLC. The causes of action set forth in the complaint are (i) a claim for breach of fiduciary duty against the individual defendants, (ii) a claim for aiding and abetting breaches of fiduciary duty against Ecolab, (iii) a derivative claim for breach of fiduciary duties against the individual defendants, and (iv) a derivative claim for unjust enrichment against the individual defendants. The plaintiff primarily seeks to (i) enjoin defendants from consummating the Sale Transaction unless and until the individual defendants adopt and implement a fair procedure or process to sell Swisher International, Inc., (ii) direct the individual defendants to exercise their fiduciary duties to obtain a transaction which is in the best interests of Swisher Hygiene Inc. and its stockholders and (iii) rescinding, to the extent already implemented, the purchase agreement or any of the terms thereof. The plaintiff also seeks costs and disbursements, including reasonable attorneys’ and experts fees, and such other equitable and/or injunctive relief as the Court may deem just and proper. This summary is qualified by reference to the full text of the complaint as filed with the Court. The Company believes the claims alleged by the plaintiff are without merit and it intends to vigorously defend against them.

Other Matters

On October 7, 2015, the Company entered into a Deferred Prosecution Agreement (the “DPA”) with the United States Attorney's Office for the Western District of North Carolina ("USAO") relating to the USAO’s investigation of the Company’s accounting practices. Under the terms of the DPA, the USAO filed, but deferred prosecution of, a criminal information charging Swisher Hygiene Inc. with conspiracy to commit securities fraud and other charges relating to the Company’s accounting and financial reporting practices reflected in the Company's originally filed Quarterly Reports on Form 10-Q for the periods ended March 31, 2011, June 30, 2011, and September 30, 2011. Pursuant to the DPA, the Company agreed to pay a $2 million fine to the USAO payable in four annual installments of $500,000 each if the Company is financially able to do so. Pursuant to the terms of the DPA, the fine became immediately due and payable in full on November 2, 2015 upon a change in control of the Company. As a result, the fine was paid in full upon the closing of the Sale Transaction, and was accrued at September 30, 2015 in other expenses.

The Company has been contacted by the staff of the Atlanta Regional Office of the SEC after the Company's March 28, 2012 public announcement of the Audit Committee's internal review and the delays in filing its periodic reports. The Company has been asked to make certain individuals available and to provide certain information about these matters to the SEC. The Company is fully cooperating with the SEC. Any action by the SEC or other government agency could result in fines and/or criminal or civil sanctions against the Company and/or certain of its current or former officers, directors or employees.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 which could materially affect our business, financial condition, or future results. There have been no material changes to the risk factors previously disclosed in our 2014 Form 10-K, except as set forth below.

Our stockholders will not be able to buy or sell shares of our common stock after we close our stock transfer books on the Final Record Date (as defined below).

At the Company's Annual Meeting of Stockholders held on October 15, 2015, the Company's stockholders approved a proposal to dissolve the Company (the "Dissolution"), which provided the Board of Directors discretion to determine, within twelve months of such approval, when and whether to proceed with the approved Plan of Dissolution. If the Board of Directors determines to proceed with the Dissolution, we intend to close our stock transfer books and discontinue recording transfers of our common stock on the date on which we file our Certificate of Dissolution with the Delaware Secretary of State (the “Final Record Date”). After we close our stock transfer books, we will not record any further transfers of our common stock on our books except by will, intestate succession or operation of law. Therefore, shares of our common stock will not be freely transferable after the Final Record Date. All liquidating distributions from a liquidating trust, if any, or from us after the Final Record Date will be made to our stockholders pro rata according to their respective holdings of common stock as of the Final Record Date.

Following the Sale Transaction, we will have no significant remaining operating assets and we will need to significantly reduce our corporate and administrative expenses.

Following the Sale Transaction, the Company will have no significant operating assets remaining and no material revenue producing business or operations. We intend to retain only those employees required to maintain our corporate existence. As such, it is important that we take immediate steps to reduce costs and expenses in order to preserve cash. The failure of the Company to take such steps promptly could result in a reduction in the amount of cash remaining for distribution to stockholders in connection with the proposed Dissolution.

We will continue to incur the expenses of complying with public company reporting requirements.

After the Sale Transaction, we will still have an obligation to comply with the applicable rules and regulations of NASDAQ and the SEC, including reporting requirements under the Exchange Act. Following the Sale Transaction, our Board of Directors will consider options to reduce or eliminate such costs such as de-listing our common stock from NASDAQ, de-registering as an Exchange Act reporting company by way of a reverse stock split or otherwise in an effort to reduce expenses and retain cash that may be available for future distributions to our stockholders, if any distributions are made. We can provide no assurance that any such actions will be taken or, if taken, will have the intended effect.

Following the Sale Transaction, we may de-list our common stock from NASDAQ and de-register as an Exchange Act reporting company.

Following the Sale Transaction, our Board of Directors will consider options to reduce or eliminate costs including: (i) de-listing our common stock from Nasdaq or (ii) de-registering as an Exchange reporting company by way of a reverse stock split or otherwise, in an effort to reduce expenses and retain cash that may be available for future distributions to our stockholders, of any distributions are made.  We can provide no assurance that any such action will be taken or, if taken, will have the intended effect.  Also, following the Sale Transaction, we must meet NASDAQ’s continued listing standards in order to maintain our listing.  A failure to meet these standards, including as a result of selling substantially all of our operating assets in the Sale Transaction, could result in our common stock being delisted, which could adversely affect the market liquidity of our common stock, impair the value of your investment, and harm our business.  We can provide no assurance that we will continue to satisfy NASDAQ’s continued listing standards and maintain our listing on Nasdaq.

We cannot predict the timing of any distributions to stockholders.

Our current intention is that the Dissolution would take place within one year following stockholder approval of the Dissolution, which approval was obtained on October 15, 2015; however, the decision of whether or not to proceed with the Dissolution and when to proceed will be made by the Board of Directors in its sole discretion. No further stockholder approval would be required to effect the Dissolution, provided that under the Plan of Dissolution, the Certificate of Dissolution must be filed by the one-year anniversary of stockholder approval of the Dissolution. However, if the Board of Directors determines that the Dissolution is not in our best interest and the best interest of our stockholders, the Board of Directors may, in its sole discretion, abandon the Plan of Dissolution or may amend or modify the Plan of Dissolution to the extent permitted by Delaware law without the necessity of further stockholder approval.

Under Delaware law, before a dissolved corporation may make any distributions to its stockholders, it must pay or make reasonable provision to pay all of its claims and obligations, including all contingent, conditional or unmatured claims known to the corporation. We cannot predict the settlement amounts, fines or penalties, if any, that we might incur as a result of our ongoing litigation and regulatory matters, and therefore we are unable to make a reasonable provision to pay any such claims. Furthermore, we may be subject to potential liabilities relating to indemnification obligations, if any, to Ecolab or to current and former officers and directors. It might take several years to resolve these matters, and as a result we are unable to predict the timing for distributions, if any are made, to our stockholders.

We cannot estimate the amount of distributions, if any, to be made to our stockholders.

We believe the value of our remaining assets that will ultimately be available for distribution to our stockholders, if any distribution is made, will be significantly and materially less, in the aggregate, than the consideration to be received in the Sale Transaction.  We cannot estimate amounts to be distributed to our stockholders if the Board of Directors proceeds with the Dissolution.

Proceeds from the Sale Transaction will be used to pay off the Company’s outstanding debts and liabilities, including the retained liabilities, outstanding service provider and vendor bills, and outstanding professional fees relating to the costs of being a public company.

The balance of the proceeds will be retained to pay ongoing corporate and administrative costs and expenses associated with winding down the Company, liabilities and potential liabilities relating to or arising out of our outstanding litigation and regulatory matters, fines or penalties, and potential liabilities relating to our indemnification obligations, if any, to Ecolab or to current and former officers and directors.

The Board of Directors will determine, in its sole discretion, the timing of the distribution of the remaining amounts, if any, to our stockholders in the Dissolution. We can provide no assurance as to if or when any such distribution will be made, and we cannot provide an estimate as to the amount to be paid to stockholders in any such distribution, if one is made.  However, we expect the amount of any such distribution, if one is made, to be significantly and materially less, in the aggregate, than the consideration received in the Sale Transaction.

The Internal Revenue Service may not treat distributions to our stockholders, if any distributions are made, as distributions in complete liquidation as such term is described in Section 346(a) of the Internal Revenue Code or may not treat a liquidating trust, if one is used, as a "liquidating trust" for U.S. federal income tax purposes.

The term “complete liquidation” is not defined in the Internal Revenue Code. The approval of the Sale Transaction and the Dissolution by the Company's stockholders does not ensure that any liquidating distributions we make will be treated as distributions in “complete liquidation” by the Internal Revenue Service. The Company intends to accomplish the Dissolution of the Company in a manner that will qualify it as a “complete liquidation” within the meaning of Section 346(a) of the Code, but there can be no assurance that its efforts to do so will be successful.  If distributions do not so qualify, they will be treated as dividends to our shareholders to the extent of our earnings and profits.

The Company will also endeavor to ensure that any liquidating trust, if formed, to be the transferee of certain of the assets of the Company will be treated for tax purposes as a liquidating trust for Federal income tax purposes. However, there can be no assurance that any liquidating trust, if created, will be treated as a liquidating trust for federal income tax purposes.  If the liquidating trust is not treated as a trust, as the case may be, but instead is treated as a continuation of the existing corporation for U.S. federal income tax purposes, the liquidating distributions would likely not be treated as distributions in complete liquidation for tax purposes and would likely be treated as taxable dividends to the extent of the Company’s earnings and profits.

Our stockholders may be liable to our creditors for part or all of the amount received from us in our liquidating distributions if reserves are inadequate.

If the Dissolution becomes effective, we may establish a contingency reserve designed to satisfy any additional claims and obligations that may arise. Any contingency reserve may not be adequate to cover all of our claims and obligations. Under the General Corporation Law of the State of Delaware, if we fail to create an adequate contingency reserve for payment of our claims and obligations during the three-year period after we file the Certificate of Dissolution with the Delaware Secretary of State, each stockholder could be held liable for payment to our creditors of the lesser of (i) such stockholder's pro rata share of amounts owed to creditors in excess of the contingency reserve and (ii) the amounts previously received by such stockholder in dissolution from us and from any liquidating trust or trusts. Accordingly, in such event, a stockholder could be required to return part or all of the distributions previously made to such stockholder, and a stockholder could receive nothing from us under the Plan of Dissolution. Moreover, if a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a situation in which a stockholder may incur a net tax cost if the repayment of the amount previously distributed does not cause a commensurate reduction in taxes payable in an amount equal to the amount of the taxes paid on amounts previously distributed.

ITEM 6.	EXHIBITS

Exhibit Number	Description
2.1
Stock Purchase Agreement, dated August 12, 2015, by and between Swisher Hygiene Inc. and Ecolab Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 13, 2015, and incorporated herein by reference).

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

SWISHER HYGIENE INC.

Dated: November 9, 2015	By:	/s/William M. Pierce
William M. Pierce
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2015	By:	/s/William T. Nanovsky
William T. Nanovsky
Senior Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1
Stock Purchase Agreement, dated August 12, 2015, by and between Swisher Hygiene Inc. and Ecolab Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 13, 2015, and incorporated herein by reference).

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