Form 10-K
period 2015-12-31
Swisher Hygiene Inc.
filed 2016-03-15
CIK 1504747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-35067

SWISHER HYGIENE INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-3819646
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Akerman LLP, Suite 1600, 350 East Las Olas Boulevard, Fort Lauderdale, FL	33301
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (203) 682-8331

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock	The NASDAQ Stock Market LLC
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☑   No ☐

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 30, 2015 (based on the last reported sales price of such stock on the NASDAQ Capital Select Market on such date of $1.05 per share) was approximately $13,062,751.

Number of shares outstanding of each of the registrant’s classes of Common Stock at March 4, 2016: 17,675,220 shares of Common Stock, $0.001 par value per share.

SWISHER HYGIENE INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

PART I

ITEM 1.	BUSINESS.

This business description should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto appearing elsewhere in this annual report, which are incorporated herein by this reference. All references in this annual report to “Swisher Hygiene Inc.,” the “Company,” “we,” “us,” and “our” refer to Swisher Hygiene Inc. and its consolidated subsidiaries.

On August 13, 2015, Swisher Hygiene Inc. announced that it had agreed to sell the stock of its wholly owned U.S. subsidiary Swisher International, Inc. and other assets relating to Swisher Hygiene Inc.'s U.S. operations, which comprise all of the Company’s remaining operating interests, to Ecolab Inc ("Ecolab"). We refer to the transaction pursuant to the purchase agreement between the Company and Ecolab dated August 12, 2015 as the "Sale Transaction." The sale was completed on November 2, 2015, with an effective date of November 1, 2015. Swisher Hygiene Inc. no longer has any continuing involvement with the operations or cash flows of Swisher International, Inc. and, as a result, Swisher Hygiene Inc. has presented the operations of Swisher International, Inc. as discontinued operations. Also, as a result of the Sale Transaction, we have no operating assets remaining and no revenue producing business or operations. See Note 1 “Operations and Summary of Significant Accounting Policies” to the Notes to the Consolidated Financial Statements for additional information on the Sale Transaction.

General

During 2011 and most of 2012 we operated in two segments: (i) Hygiene and (ii) Waste. As a result of the sale of our Waste segment in November 2012, we operated in one business segment, Hygiene, and our financial statements and other information for the two years ended December 31, 2015, which are included in this Annual Report on Form 10-K which we refer to as the 2015 Form 10-K, are presented to show the operation of this single segment.  The financial information about our geographical areas is included in Note 15, “Geographic Information,” to the Notes to the Consolidated Financial Statements in this 2015 Form 10-K, and is incorporated herein by this reference.

Prior to the Sale Transaction, we provided essential hygiene and sanitizing solutions that included cleaning and sanitizing chemicals, restroom hygiene programs and a full range of related products and services throughout North America and internationally through nine Master License Agreements, with an emphasis on the foodservice, hospitality, retail, and healthcare industries.   During 2013, we made the decision to focus our growth efforts on our core hygiene and sanitizing solutions and certain strategic linen assets and therefore we began an active program to sell non-core linen and route operations as described further in Note 2 “Discontinued Operations and Assets Held for Sale” to the Notes to the Consolidated Financial Statements.

Following the Sale Transaction completed on November 2, 2015 (described above), the Company has no operating assets remaining and no revenue producing business or operations. At closing, Ecolab paid the closing purchase price of $40.5 million, less a $2.0 million holdback to address working capital and other adjustments in accordance with the agreement governing the Sale Transaction.  The net proceeds were adjusted by the following items subsequent to the closing: $0.2 million receivable for the final adjusted cash balance, $2.0 million of transaction costs for consulting and legal fees, and the $0.9 purchased cash balance, net of $0.2 million debt assumed. The closing purchase price proceeds received by the Company were used to pay (i) a $2.0 million fine to the United States of America pursuant to the terms of a previously announced Deferred Prosecution Agreement entered into between the Company and the United States Attorney’s Office for the Western District of North Carolina; (ii) indebtedness of the Company of approximately $5.7 million; (iii) a deposit securing letters of credit of approximately $1.6 million; and (iv) other accrued and post-closing obligations that survived the transaction.  Subsequent to the Sale Transaction, it was determined the $2.0 million holdback would be paid to the Company without any adjustment for working capital.  At December 31, 2015, the $2.2 million amount in accounts receivable on the consolidated balance sheet is due from Ecolab and includes the $2.0 million holdback plus $0.2 million final cash adjustment.  The $2.0 million holdback was received from Ecolab in January 2016.  See Note 1 to the Notes to the Consolidated Financial Statements for additional information on the Sale Transaction.

Following the closing the Company will use the remaining balance of proceeds from the Sale Transaction to pay retained liabilities, ongoing corporate and administrative costs and expenses associated with winding down the Company, any costs to evaluate alternatives to dissolution and potentially executing on any such alternative, liabilities and potential liabilities relating to or arising out of pension plan obligations to employees of its predecessor, outstanding litigation matters of the Company, including but not limited to pending stockholder litigation related to the Sale Transaction, and potential liabilities relating to the Company's indemnification obligations, if any, to Ecolab pursuant to the Agreement, or to current and former officers and directors pursuant to the Company's bylaws and certificate of incorporation (collectively, the "On-going Obligations"). As a result of the On-going Obligations, if the Board of Directors determines to proceed with the Plan of Dissolution and Complete Liquidation, which plan was approved by the Company's stockholders at its Annual Meeting on October 15, 2015, the Company believes the value of its remaining assets that will ultimately be available for distribution to stockholders, if any distribution is made, will be significantly and materially less, in the aggregate, than the proceeds received in the Sale Transaction. As such, it is important that we take immediate steps to resolve remaining liabilities and reduce future costs and expenses in order to preserve cash. The failure of Swisher Hygiene Inc. to take such steps promptly could result in a reduction in the amount of cash remaining for distribution to stockholders should the Board of Directors decide to implement the approved Plan of Dissolution.  The Company can neither estimate nor provide any assurance regarding amounts to be distributed to stockholders if the Board of Directors proceeds with the dissolution.

Our Market

Prior to the Sale Transaction, we competed in many markets including institutional, retail and industrial cleaning chemicals (which included foodservice chemicals), restroom hygiene, other facility service products, and paper and plastics. In each of these markets there are numerous participants ranging from large multi-national companies to local and regional competitors.   We believe our primary competitors in our legacy hygiene and facilities service market were large facility service and uniform providers, as well as numerous small local and regional providers many of whom may focus on one particular product offering such as uniform rentals. The paper distribution market for the customers we targeted not only had competition among the providers listed above, but also from the foodservice and janitorial-sanitation distributors. The competitive landscape was made more challenging as consolidation activity increased within many of our customers’ industries potentially leading to the loss of business. We believe our primary competitors in our chemical services market included numerous small local and region providers which may have only competed in one or more of our chemical services categories and a few larger providers that competed within most of our chemical service offerings footprint.

Products and Services

We sold consumable products such as detergents, cleaning chemicals, soap, paper, water filters and supplies, together with the rental and servicing of dish machines and other equipment for the dispensing of those products; as well as additional services such as the cleaning of facilities.

Consolidated revenues by product type and service line were as follows:

•
Chemical service and wholesale revenue, which included our laundry, ware washing, disinfectants, sanitizers and other concentrated and ready-to-use cleaning products and soap, accounted for 69.2% and 66.2% of consolidated revenue in 2015 and 2014, respectively.

•
Hygiene service revenue, which included restroom cleaning services, hand hygiene, air fresheners and service delivery fees, accounted for 9.7% and 9.9% of consolidated revenues in 2015 and 2014, respectively.

•	Paper sales accounted for 8.6% and 8.7% of consolidated revenues in 2015 and 2014, respectively.

Rental fees, linen processing, equipment sales, other ancillary product sales and franchise fees comprised the remaining 12.5% and 15.2% of consolidated revenues in 2015 and 2014, respectively and none of these individual product lines represented greater than 10.0% of consolidated revenues for each of the two years.   Certain of our products were registered with the Environmental Protection Agency and followed the Center for Disease Control guidelines for disinfection of surface areas such as children’s playgrounds, hospitals, and assisted living environments.

We placed particular emphasis on the development of our chemical offerings, particularly as it related to ware washing and laundry solutions. Ware washing products consisted of cleaners and sanitizers for washing glassware, flatware, dishes, foodservice utensils and kitchen equipment. Laundry products included detergents, stain removers, fabric conditioners, softeners and bleaches in liquid, powder and concentrate forms to clean items such as bed linen, terry cloth, clothing and table linen. For ware washing customers, we sold or rented, as well as installed and serviced, dishwashing machines and dish tables.  We also provided and installed chemical dispensing units and dish racks.  Customers using our laundry services were also offered various dispensing systems. The use of a dispensing system ensured the proper mix of chemicals for safe and effective use.  We entered into service agreements with customers under which we provided 24 hour, seven day-a-week emergency service, and performed regularly scheduled preventative maintenance. Typically, these agreements required customers to purchase from us all of the products used in the equipment and dispensing systems that we installed. The chemicals themselves were delivered to the customer by the Company, a common carrier or one of our third-party distributor partners; however, the service and maintenance was provided directly by a Company employee. Our ware washing and laundry solutions were designed to address the needs of customers ranging from single store restaurant and lodging operators to multi-unit chains, large resorts, cruise ships, casinos and assisted living facilities in the health care market.  We often consulted with customers that had specialized needs or required custom programs to address different fabric or soil types.

Our restroom hygiene and facility service business offered a regularly scheduled service that included cleaning the toilet bowls, urinals and sinks, the application of a germicide to such surfaces to inhibit bacteria growth, and the restocking of air fresheners for a weekly fee. Additionally, we offered other restroom needs by providing and installing soap, tissue and hand towel dispensers, and selling and restocking the soap and paper on an as-needed basis. This entire offering supplemented the daily janitorial or custodial requirements of our customers and freed customers from purchasing and securing an inventory of soap and paper products.

Sales and Distribution

We marketed and sold our products and services primarily through: (i) our field sales group, including the service technicians, which pursued new customers and offered existing customers additional products and services; (ii) our corporate account sales team which focused on broad national and regional level customers; and (iii) independent third-party distributor partners.

The field selling organization was comprised of Business Development Representatives, Account Managers and Hygiene Specialists. The Business Development Representatives identified new customer opportunities in which to sell products that leveraged route service and delivery efficiencies as well as focusing on accounts with our distributor partner representatives.  Account Managers were primarily focused on servicing and expanding sales to current customers; however, starting in 2014 they were also responsible for obtaining new customer sales.  Hygiene Specialists focused on current customers with the purpose of expanding the number of products and services provided by leveraging solid business relationships including superior service.

Selling to new corporate accounts was led by a team that managed a longer sales process that included either displacing an existing supplier of the products and services or working with the customer to centralize and consolidate disparate purchasing decisions. These prospective customers often went through a vendor qualification process that may involve multiple criteria, and we often worked with them in various test locations to validate both product efficacy and our ability to deliver the services on a broader national or regional level. Additionally, large corporate accounts may have operated via a franchise network or group purchasing organization; the selection process with such corporate accounts may have only resulted in a vendor qualification allowing us the right to sell our products and services to their franchisees or group members.

In recent years we expanded our distributor program which provided us with additional opportunities for organic growth. Our distributor program was targeted toward regional and local foodservice and janitorial sanitation distributors that are seeking to increase the revenue and margin they can drive by increasing the number of products they deliver to each customer, which also helped our distributor partner reduce their customer attrition. Foodservice distribution is a highly competitive business operating on low margins. As such, the distributor can typically earn a higher profit margin on the chemicals it sells to customers compared to its food items. Moreover, a distributor partner is then able to market to its customers the “service” required to maintain their dish machines and chemical dispensing equipment. This service was provided by Swisher Hygiene Inc. and documented under a separate contract between Swisher Hygiene Inc. and the customer. In effect, by Swisher Hygiene Inc. partnering to be the chemical sales and service arm for the distributor, we helped to generate demand for our equipment and consumable products while providing the distributor a competitive advantage. We contracted with distributors on an exclusive or non-exclusive basis depending on the markets they served and the size of their customer base.

With the exception of product sales delivered via distributors and common carriers in select markets, our services and products in the United States were delivered through Company vehicles. We used our hand held computer software to assist in monitoring the sales performance and fleet utilization efficiencies of our sales and service field operations.

Manufacturing

Although we produced a majority of our chemical products at our plants, we continued to purchase products from third-party manufacturers and suppliers with whom we believed we had good relations. Most of the items we sold were readily available from multiple suppliers in the quantities and quality acceptable to both us and our customers. We did not have any minimum annual or other periodic purchase requirements with any vendors for any of the finished products we used or sold. We entered into a Manufacturing and Supply Agreement (the "Cavalier Agreement") with a chemical manufacturing plant in conjunction with our acquisition of Sanolite in July 2011. The Cavalier Agreement terminated in September 2014 pursuant to terms of the agreement.  The Cavalier Agreement provided for pricing adjustments, up or down, on the first of each month based on the vendor's actual average product costs incurred during the prior month. Additional product payments made by the Company due to pricing adjustments under the Cavalier Agreement were not significant and did not represent costs materially above the market price for such products.

We purchased 11.5% and 11.0% of the chemicals required for our operations in 2015 and 2014, respectively.

Sources and Availability of Raw Materials

The key raw materials we used in our chemical products were caustic soda, solvents, waxes, phosphates, surfactants, polymers and resins, chelates and fragrances, and packaging materials. Many of these raw materials are petroleum-based and, therefore, subject to the availability and price of oil or its derivatives. We purchased most chemical raw materials on the open market.

Customer Dependence

Our customer base ranged from large multi-national companies and distributor partners to entrepreneurs who operate a single location.  No one customer accounted for 10% or more of our consolidated revenue for 2015 and 2014.

Trademarks and Trade Names

Prior to the Sale Transaction, we maintained a number of trademark registrations in the United States, Canada and in certain other countries. We believed that many of these trademarks, including “Swisher,” “SaniService,” the “Swisher” design, the “Swisher Hygiene” design, and the “S” design were important to our business.  Following the Sale Transaction, we no longer have any trademarks.

In Canada, we agreed not to: (i) use the word Swisher in association with any wares/services relating to or used in association with residential maid services other than as depicted in our trademark application and (ii) use the word Swisher with our “S” design mark or by itself as a trade mark at any time in association with wares/services relating to or used in association with cleaning and sanitation of restrooms in commercial buildings. Thus, our company-owned operations operated as SaniService® in Canada. We owned, registered, or applied to register the Swisher trademark in every other country in which our franchisees or licensees operated.

We marketed the majority of our chemical products under various brands, labeling and product names including, but not limited to, Swisher, Mt. Hood, ProClean, Daley and Cavalier. The majority of our chemical products formulas were owned by us. The remaining chemical products were manufactured by third parties who manufactured our products based on our specifications.

Seasonality

In the aggregate our business was somewhat seasonal in nature, with the Company’s second and third calendar quarters generating more revenue than the first and fourth calendar quarters. However, our operating results fluctuated from quarter to quarter or year to year due to factors beyond our control including unusual weather patterns or other events that negatively impacted the foodservice and hospitality industries. The majority of our customers were in the restaurant or hospitality industries, and the revenue we earned from those customers was related to the number of patrons they serviced.

 Regulatory and Environmental

We were subject to numerous federal, state and local laws that regulated the manufacture, storage, distribution, transportation and labeling of many of our products, including all of our disinfecting, sanitizing and antimicrobial products. Some of these laws required us to have operating permits for our production and warehouse facilities, and operations. In the event of a violation of these laws and permits, we may have been liable for damages and the costs of remedial actions, and may have also been subject to revocation, non-renewal or modification of our operating and discharge permits and revocation of product registrations. Federal, state and local laws and regulations vary but generally govern wastewater or storm water discharges, air emissions and the handling, transportation, treatment, storage and disposal of hazardous and non-hazardous waste. These laws and regulations provide governmental authorities with strict powers of enforcement which include the ability to revoke or decline to renew any of our operating permits, obtain injunctions and impose fines or penalties in the event of violations including criminal penalties. The United States Environmental Protection Agency (“EPA”) and various other federal, state and local authorities administer these regulations.

We sought to conduct our operations in compliance with applicable laws, regulations and permits. However, we cannot assure you that citations and notices will not be issued in the future despite our regulatory compliance efforts. The environmental regulatory matters which were the most significant to us are discussed below.

Product Registration and Compliance

Various federal, state and local laws and regulations governed some of our products and required us to register our products and to comply with specified requirements. In the United States we registered our sanitizing and disinfecting products with the EPA. When we registered these products, or our supplier registered them in cases where we were sub-registering, we also submitted to the EPA information regarding the chemistry, toxicology and antimicrobial efficacy for the Agency’s review. Data must be identical to the claims stated on the product label. In addition, each state where these products were sold required registration and payment of a fee.

Numerous United States federal, state, local and foreign laws and regulations related to the sale of products containing ingredients such as phosphorous, volatile organic compounds or other ingredients that may have impacted human health and the environment. Under the State of California's Proposition 65 for example, label disclosures were required for certain products containing chemicals listed by California. In addition, California, Maine, Maryland, Massachusetts, Minnesota, Oregon and South Carolina had chemical management initiatives that promoted pollution prevention through the research and development of safer chemicals and safer chemical processes. Nine states enacted environmentally-preferable purchasing programs for cleaning products and in recent years were considered by several other state legislatures. On October 1, 2013, the California Safer Consumer Products Act went into effect.  Applicable to consumer products that entered the stream of commerce in California, the Act's regulations required manufacturers, retailers and importers to seek safer alternatives to harmful chemicals widely used in products.  Through a variety of initiatives such as the "Design for the Environment" program, the U.S. Government was tracking "green chemistry" initiatives.  Some of our cleaning products were subject to these types of regulations and programs and, as such, we may have incurred additional stay-in-market expenses associated with conducting analyses of alternatives for chemicals of concern.  Through the date of the Sale Transaction, we complied with such legislative requirements and compliance with these laws and regulations did not have a material adverse effect on our business, financial condition, results of operations and cash flows.

Toxic Substances Control Act

The U.S. Congress has been discussing the re-authorization of the Toxic Substances Control Act ("TSCA") and an update of chemicals on the TSCA Inventory (commonly referred to as the "reset" of the TSCA inventory).  The EPA is also more aggressively using TSCA and the TSCA inventory to manage chemicals of concern.

Occupational Safety and Health Act

The Occupational Safety and Health Act of 1970, as amended (“OSHA”), establishes certain employer responsibilities including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by OSHA, and various record keeping, disclosure and procedural requirements. Various OSHA standards may apply to our operations including the Hazardous Communications Standards ("HCS" or "Right to Know" and "Community Right to Know") regulations that govern the procedures and information that must be disclosed to the individuals that work in the manufacture of the products and materials Swisher Hygiene Inc. manufactured or distributed, and with the hazards that communities may face in the event our facilities were to be hit with disasters such as fires and floods.  As part of the HCS requirements, we were required to provide Material Safety Data Sheets (“MSDS”) to our customers and distributors.

The National Fire Protection Association has aided various state and local governments in the development of a set of safety standards that generally fall under the OSHA Community Right to Know regulations that allow local fire departments to regulate the safety measures needed in a facility in order to prevent the possibilities of fires (i.e., storage of flammables), and to protect the safety of the fire fighters in the event they are called in to work at such a facility. In many communities this involves reports and maps that detail where and how various products of different hazards are located and stored within a facility. These reports are generated and then given to local fire authorities to maintain in the event the fire department, local emergency response or hazmat teams are ever needed at the facility.

Globally Harmonized System

In 2003, the United Nations issued a standard on hazard communication and labeling of chemical products known as the Globally Harmonized System of Classification and Labeling of Chemicals (“GHS”). GHS is designed to facilitate international trade and increase safe handling and use of hazardous chemicals through a worldwide system that classifies chemicals based on their hazards and communicates information about those hazards through standardized product labels and safety data sheets (“SDSs”). The HCSs were modified in 2012 to adopt the GHS standard and replace MSDSs with SDSs. Prior to the Sale Transaction, we were working on a phased-in approach to mitigate the costs of GHS implementation. As a result of the Sale Transaction, GHS implementation is no longer applicable to us.

Pesticide and Biocide Laws

We manufactured and sold certain disinfecting and sanitizing products that kill or reduce microorganisms (bacteria, viruses and fungi) on hard environmental surfaces. Such products are regulated as "pesticides" or "antimicrobial pesticides" under current definitions in the Federal Insecticide, Fungicide, and Rodenticide Act ("FIFRA"), as amended by the Food Quality Protection Act of 1996.  We were required to maintain product registrations with the EPA to meet certain efficacy, toxicity and labeling requirements, and to pay associated registration fees.  Each state in which these types of products are sold required registration and payment of a fee, and California and certain other states have adopted regulatory programs.  California also imposes a tax on pesticide sales in their state.  The cost of complying with pesticide rules did not have a material adverse effect on our consolidated results of operations, financial condition or cash flows.

Antimicrobal Product Requirements

Federal, state and local jurisdictions have enacted various laws and regulations regulating certain products sold by us for controlling microbial growth on humans.  Generally the U.S. Food and Drug Administration administers requirements for these products.  The FDA has proposed regulations for over-the-counter antiseptic drug products which may impose additional requirements for our antimicrobial hand care products and associated costs when finalized by the FDA.  Such requirements did not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Other Environmental Regulation

Our manufacturing facilities were subject to various federal, state and local laws and regulations regarding the discharge, transportation, use, handling, storage and disposal of hazardous substances. These statutes include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act, as well as their analogous state, local and foreign laws. Specifically, we would likely have exposure if we have disposed or arranged for the disposal of hazardous wastes at sites that become contaminated, even if we fully complied with applicable environmental laws at the time of disposal. We currently are unaware of any past action which may lead to any liability but, in the event we do ultimately have liability at some point in the future for past actions, the costs of compliance and remediation could likely have a material adverse effect on our financial condition and cash flows.

Employees

As of December 31, 2015, we had no employees. Our Chief Executive Officer and Chief Financial Officer each provide their services to us on an independent contractor basis under the terms of the agreements described below in Part III – Item 11 Executive Compensation.

Available Information

This Form 10-K and our quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the Investors section of our Internet website (http://www.swshinvestors.com) under the heading “Financials and Filings” as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). Our SEC filings are also available for reading and copying at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition the SEC maintains an Internet site (http://www.sec.gov).  Information on our website does not constitute part of this annual report on Form 10-K or any other report we file or furnish with the SEC.

Executive Officers of the Registrant

Our current executive officers and additional information concerning them are as follows:

Name	Position	Age

William M. Pierce	Director, President and Chief Executive Officer	64
William T. Nanovsky	Senior Vice President, Chief Financial Officer and Secretary	67

William M. Pierce

Director, President and Chief Executive Officer

Mr. Pierce has served as President and Chief Executive Officer of Swisher Hygiene Inc. since September 10, 2013.  He has also served as a director of Swisher Hygiene Inc. since June 2013.  Mr. Pierce has held numerous positions with Huizenga Holdings, Inc. since 1990, most recently as senior vice president, where he has also served as chief operating officer, chief financial officer and as an officer and director of private and public portfolio companies. Mr. Pierce’s positions have included President of Frederica Hospitality Group, LLC, five years as Chief Financial Officer and Executive Vice President of Dolphins Enterprises where he was responsible for all non-football business operations of the Miami Dolphins and Sun Life Stadium, and Chief Operating Officer of two route-based businesses, Sparkle, Inc. and Blue Ribbon Water Company. From 1997 to 2002, Mr. Pierce spent five years as the Senior Vice President and Chief Financial Officer of Boca Resorts Inc., a NYSE-traded company, where he was primarily responsible for the day-to-day oversight and the growth of the company as well as raising equity and debt in the public markets.  Prior to Huizenga Holdings, Mr. Pierce spent 11 years as a senior operating executive of Sky Chefs, a wholly owned subsidiary of American Airlines, and seven years in senior management positions in the food and beverage industry.  All of Mr. Pierce’s day to day professional efforts and focus are concentrated on Swisher Hygiene Inc.

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

William T. Nanovsky

Senior Vice President and Chief Financial Officer

Mr. Nanovsky has served as Senior Vice President and Chief Financial Officer of Swisher Hygiene Inc. since February 18, 2013 and previously served as Interim Senior Vice President and Chief Financial Officer of Swisher Hygiene Inc. from September 24, 2012 to February 18, 2013. He has also served as the Secretary and Principal Accounting Officer of Swisher Hygiene Inc. since November 5, 2015.  Mr. Nanovsky has over 30 years of experience as a financial executive in environments ranging from emerging growth entities to public companies with annual revenue of more than $20 billion. Since September 2011, he has been a founding Partner of The SCA Group, LLC ("SCA"), which provides C-level services including regulatory solutions, restructuring and interim management to their clients. Before SCA, from May 1998 to September 2011, Mr. Nanovsky was a Partner of Tatum, LLC and served on Tatum's Board of Managers from 2003 through 2007. At Tatum he served as Chief Financial Officer of Specialty Foods Group, Inc., an international manufacturer and marketer of premium-branded, private-label and food service processed meat products. While at Tatum Mr. Nanovsky also served as Chief Accounting Officer of a $3 billion publicly-traded provider of wireless telephone service to 5.5 million customers through 189 majority-owned subsidiaries. Additionally while at Tatum, Mr. Nanovsky served at AutoNation, Inc., a $20 billion automotive retailer, developing the integration and reporting processes for more than 370 franchises preparing for SOX compliance. Prior to Tatum, Mr. Nanovsky served as Chief Financial Officer, Senior Vice President and member of the Board of Directors of Seneca Foods Corporation, a Fortune 500 international food processor and distributor. All of Mr. Nanovsky's professional effort and focus are concentrated on Swisher Hygiene Inc.; however, he remains a Partner of SCA.

ITEM 1A.	RISK FACTORS.

 Our financial condition, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this 2015 Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should note that forward-looking statements in this document speak only as of the date of this 2015 Form 10-K and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include the following:

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

Following the Sale Transaction, we have no operating assets and we will need to significantly reduce our corporate and administrative expenses.

Following the Sale Transaction, the Company has no operating assets remaining and no revenue producing business or operations. We intend to retain only those persons required to maintain our corporate existence. As such, it is important that we take immediate steps to resolve remaining liabilities and reduce future costs and expenses in order to preserve cash. The failure of the Company to take such steps promptly could result in a reduction in the amount of cash remaining for distribution to stockholders in connection with the proposed Dissolution.

We will continue to incur the expenses of complying with public company reporting requirements.

After the Sale Transaction, we will still have an obligation to comply with the applicable rules and regulations of the SEC, including reporting requirements under the Exchange Act. Following the Sale Transaction, our Board of Directors will consider options to reduce or eliminate such costs such as, de-registering as an Exchange Act reporting company by way of a reverse stock split or otherwise in an effort to reduce expenses and retain cash that may be available for future distributions to our stockholders, if any distributions are made. We can provide no assurance that any such actions will be taken or, if taken, will have the intended effect.

We cannot predict the timing of any distributions to stockholders.

Our current intention is that the Dissolution would begin within one year following stockholder approval of the Dissolution, which approval was obtained on October 15, 2015; however, the decision of whether or not to proceed with the Dissolution and when to proceed will be made by the Board of Directors in its sole discretion. No further stockholder approval would be required to effect the Dissolution, provided that under the Plan of Dissolution the Certificate of Dissolution must be filed by the one-year anniversary of stockholder approval of the Dissolution. However, if the Board of Directors determines that the Dissolution is not in our best interest and the best interest of our stockholders, the Board of Directors may, in its sole discretion, abandon the Plan of Dissolution or may amend or modify the Plan of Dissolution to the extent permitted by Delaware law without the necessity of further stockholder approval.

Under Delaware law, before a dissolved corporation may make any distributions to its stockholders, it must pay or make reasonable provision to pay all of its claims and obligations, including all contingent, conditional or un-matured claims known to the corporation. We cannot predict the settlement amounts, fines or penalties, if any, that we might incur as a result of our ongoing litigation and regulatory matters, and therefore we are unable to make a reasonable provision to pay any such claims. Furthermore, we may be subject to potential liabilities relating to indemnification obligations to Ecolab or to current and former officers and directors. It might take several years to resolve these matters, and as a result we are unable to predict the timing for distributions, if any are made, to our stockholders.

We cannot estimate the amount of distributions, if any, to be made to our stockholders.

We believe the value of our assets that will ultimately be available for distribution to our stockholders, if any distribution is made, will be significantly and materially less, in the aggregate, than the consideration received in the Sale Transaction.  We cannot estimate amounts to be distributed to our stockholders if the Board of Directors proceeds with the Dissolution.

Proceeds from the Sale Transaction will be used to pay off the Company’s outstanding debts and liabilities including the retained liabilities, outstanding service provider and vendor bills, and professional fees relating to the costs of being a public company.

The balance of the proceeds will be retained to pay ongoing corporate and administrative costs of a public company and expenses associated with winding down the Company, liabilities and potential liabilities relating to or arising out of our outstanding litigation and regulatory matters, fines or penalties, and potential liabilities relating to our indemnification obligations, if any, to Ecolab or to current and former officers and directors.

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

The Internal Revenue Service may not treat distributions to our stockholders, if any distributions are made, as distributions in complete liquidation as such term is described in Section 346(a) of the Internal Revenue Code, or may not treat a liquidating trust, if one is used, as a "liquidating trust" for U.S. federal income tax purposes.

The term “complete liquidation” is not defined in the Internal Revenue Code. The approval of the Sale Transaction and the Dissolution by the Company's stockholders does not ensure that any liquidating distributions we make will be treated as distributions in “complete liquidation” by the Internal Revenue Service. The Company intends to accomplish the Dissolution of the Company in a manner that will qualify as a “complete liquidation” within the meaning of Section 346(a) of the Code, but there can be no assurance that its efforts to do so will be successful.  If distributions do not so qualify, they will be treated as dividends to our shareholders to the extent of our earnings and profits.

The Company will also endeavor to ensure that any liquidating trust, if formed to be the transferee of certain of the assets of the Company, will be treated for tax purposes as a liquidating trust for Federal income tax purposes. However, there can be no assurance that any liquidating trust, if created, will be treated as a liquidating trust for federal income tax purposes.  If the liquidating trust is not treated as a trust but instead is treated as a continuation of the existing corporation for U.S. federal income tax purposes, the liquidating distributions would likely not be treated as distributions in complete liquidation for tax purposes and would likely be treated as taxable dividends to the extent of the Company’s earnings and profits.

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

We have identified material weaknesses in our internal control over financial reporting and, as a result of such weaknesses, our management, with the participation of our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2015 and December 31, 2014.  Material weaknesses were originally identified in connection with our assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, and were determined not to have been remediated as of December 31, 2014 and 2015. Until remediated, these material weaknesses could result in material misstatements to our interim or annual consolidated financial statements and disclosures that may not be prevented or detected on a timely basis. In addition, we may be unable to meet our reporting obligations or comply with SEC rules and regulations, which could result in investigation and sanctions by regulatory authorities. Any of these results could adversely affect our financial condition and the trading price of our common stock.

We are and may in the future be subject to legal proceedings; the outcomes of which are uncertain, and resolutions adverse to us could negatively affect our financial condition and cash flows.

We are and may in the future be subject to legal proceedings.  Litigation is subject to many uncertainties, and we cannot predict the outcome of individual matters with assurance. It is reasonably possible that the final resolution of these matters could require additional expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that could have a material effect on our financial condition and cash flows.

Insurance policies may not cover all ongoing risks and a casualty loss beyond the limits of our coverage could adversely impact our business.

We maintain insurance policies in such amounts and with such coverage and deductibles that we believe are reasonable and prudent. Nevertheless, our insurance coverage may not be adequate to protect us from all liabilities and expenses that may arise and our current levels of insurance may not be able to be maintained or available at economical prices. If a significant liability claim is brought against us that is not covered by insurance, we may have to pay the claim with our own funds, which could have a material adverse effect on our financial condition and cash flows.

Our stock price has been and may in the future be volatile which could cause purchasers of our common stock to incur substantial losses.

The trading price of our common stock has been and may in the future be subject to substantial price volatility. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this “Risk Factors” section:

•	low trading volume, which could cause even a small number of purchases or sales of our stock to have an impact on the trading price of our common stock;
•	price and volume fluctuations in the overall stock market from time to time;
•	significant volatility in the market price and trading volume of comparable companies;
•	short sales, hedging and other derivative transactions involving our common stock; and
•	sales of shares in the open market or the perception that such sales could occur.

Certain stockholders may exert significant influence over any corporate action requiring stockholder approval.

As of March 4, 2016, Messrs. Huizenga and Berrard own approximately 13.7% and 14.1% of our common stock, respectively. As a result, these stockholders may be in a position to exert significant influence over any corporate action requiring stockholder approval, including the election of directors, determination of significant corporate actions, amendments to Swisher Hygiene Inc.’s certificate of incorporation and by-laws, and the approval of any business transaction, such as mergers or takeover attempts, in a manner that could conflict with the interests of other stockholders.

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

Before completing the Sale Transaction, we leased our corporate headquarters facility in Charlotte, North Carolina, pursuant to a lease which was assumed by Ecolab in connection with the Sale Transaction. During 2015 and through the Sale Transaction, we operated five chemical manufacturing plants in leased facilities in Oregon, Arizona, Illinois, Florida and New York, and we also leased numerous other facilities located in the United States and Canada where we operated our business.  All leases were either terminated or transferred to Ecolab with the exception of two leases which expire in January and June 2016.  Following the Sale Transaction, we changed our mailing address to Suite 1600, 350 East Las Olas Boulevard, Fort Lauderdale, Florida 33301, the offices of our outside legal counsel.

ITEM 3.	LEGAL PROCEEDINGS.

We may be involved in litigation from time to time in the ordinary course of business.  The results of these matters cannot be predicted with certainty and we cannot assure you that the ultimate resolution of any legal or administrative proceedings or disputes will not have a material adverse effect on our financial condition.

The Company routinely indemnifies its directors and officers and insures the indemnification risk with various insurance liability policies, primarily directors’ and officers’ coverages.  Historically, other than the premiums and the retention associated with the director’s and officers’ coverages, the cost to the company of the indemnifications has been immaterial and based on management’s current knowledge and the Company’s current insurance program, other than the deductible not met at year end of approximately $0.8 million, it is expected that the future cost will also be immaterial; however, we cannot assure that to be the case given the uncertainties inherent in legal proceeding and litigation.

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

On August 13, 2012, the Arsenault derivative action, along with a related putative securities class action pending in the Southern District of New York, was transferred to the United States District Court for the Western District of North Carolina where other related putative securities class actions were pending. All actions were consolidated under the caption In re Swisher Hygiene, Inc. Securities and Derivative Litigation, MDL No. 2384. On August 21, 2012, the Western District of North Carolina issued an order governing the practice and procedure in the actions transferred to the Western District of North Carolina as well as the actions originally filed there. On October 18, 2012, the Western District of North Carolina held an Initial Pretrial Conference at which it appointed lead counsel and lead plaintiffs for the securities class actions, and set a schedule for the filing of a consolidated class action complaint and defendants' time to answer or otherwise respond to the consolidated class action complaint. The Western District of North Carolina stayed the Arsenault derivative action, pending the outcome of the securities class actions, which as previously disclosed were subsequently settled in August 2014.   On February 9, 2016, the Arsenault derivative action was voluntarily dismissed without compensation to any party.

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

On September 8, 2015, a lawsuit seeking to be certified as a class action (Paul Berger v. Swisher Hygiene Inc., et al., Case No. 2015 CH 13325 (Ill. Cir. Ct. Cook Co.)) was filed in the Circuit Court of Cook County, Illinois County Department, Chancery Division by Paul Berger, on behalf of himself and all others similarly situated, against Swisher Hygiene Inc., the members of Swisher Hygiene Inc.’s board of directors, individually, and Ecolab in connection with the Sale Transaction. The plaintiff has alleged that (i) faced with an ongoing investigation by the Securities and Exchange Commission and the USAO, the individual defendants embarked upon a self-interested scheme to sell off Swisher International, Inc.’s assets and to liquidate Swisher Hygiene Inc., (ii) the individual defendants, through an alleged insufficient process, caused Swisher Hygiene Inc. to agree to sell substantially all of its assets for insufficient consideration, (iii) each member of Swisher Hygiene Inc’s. Board of Directors is interested in the Sale Transaction and the plan of dissolution, and (iv) the proxy statement was materially misleading and/or incomplete. The causes of action set forth in the complaint are (i) a claim for breaches of the fiduciary duties of good faith, loyalty, fair dealing and due care, (ii) a claim for failure to disclose, and (iii) a claim against Ecolab for aiding and abetting breaches of fiduciary duty. The plaintiff sought to enjoin the consummation of the Sale Transaction unless and until defendants provide all material facts in the proxy statement, and the plaintiff also seeks compensatory and/or rescissory damages as allowed by law for the plaintiff. This summary is qualified by reference to the full text of the complaint as filed with the Court.

On October 6, 2015, Defendants filed a motion to dismiss the Illinois action given that a substantially similar action, Raul, was pending in North Carolina.  On December 15, 2015, the parties agreed to hold defendants’ motion to dismiss in abeyance until the court in the Raul action ruled on the pending motions to dismiss in that case, described below.  A status hearing is scheduled for February 26, 2016.  The Company believes the claims alleged by the plaintiff are without merit and it intends to vigorously defend against them.

On September 11, 2015, a derivative and putative class action (Malka Raul v. Swisher Hygiene Inc. et al., Case No. 15-CVS-16703 (Superior Court, Mecklenburg County, North Carolina)) was filed in the General Court of Justice, Superior Court Division, Mecklenburg County, North Carolina by Malka Raul.  The action was brought derivatively on behalf of Swisher Hygiene Inc., and individually and on behalf of all others similarly situated, against Swisher Hygiene Inc., the members of Swisher Hygiene, Inc’s board of directors, individually, and Ecolab in connection with the Sale Transaction. The plaintiff has alleged that (i) the sale of Swisher International, Inc. to Ecolab contemplated by the purchase agreement is unfair and inequitable to the Swisher Hygiene Inc’s stockholders and constitutes a breach of the fiduciary duties of the directors in the sale of Swisher International, Inc. (ii) defendants have exacerbated their breaches of fiduciary duty by agreeing to lock up the Sale Transaction with deal protection devices that preclude other bidders from making a successful competing offer for Swisher International, Inc. and preclude stockholders from voting against the Sale Transaction, (iii) the Sale Transaction will divest the Swisher Hygiene Inc’s stockholders of their ownership interest in Swisher International, Inc. for inadequate consideration; (iv) each of the defendants violated and continues to violate applicable law by directly breaching and/or aiding and abetting the defendants’ breaches of fiduciary duties of loyalty, due care, independence, good faith and fair dealings, (v) the Sale Transaction is the product of a flawed process that was designed to sell Swisher International, Inc. to Ecolab on terms detrimental to plaintiff and the other Swisher Hygiene Inc’s stockholders, (vi) the proxy statement fails to provide Swisher Hygiene Inc’s stockholders with material information and/or provides them with materially misleading information and (vii) the proxy statement fails to provide Swisher Hygiene Inc.’s stockholders with all material information concerning the financial analysis of Cassel Salpeter & Co., LLC. The causes of action set forth in the complaint are (i) a claim for breach of fiduciary duty against the individual defendants, (ii) a claim for aiding and abetting breaches of fiduciary duty against Ecolab, (iii) a derivative claim for breach of fiduciary duties against the individual defendants, and (iv) a derivative claim for unjust enrichment against the individual defendants. The plaintiff primarily sought to (i) enjoin defendants from consummating the Sale Transaction unless and until the individual defendants adopt and implement a fair procedure or process to sell Swisher International, Inc., (ii) direct the individual defendants to exercise their fiduciary duties to obtain a transaction which is in the best interests of Swisher Hygiene Inc. and its stockholders and (iii) rescind, to the extent already implemented, the purchase agreement or any of the terms thereof. The plaintiff also seeks costs and disbursements, including reasonable attorneys’ and experts fees, and such other equitable and/or injunctive relief as the Court may deem just and proper. This summary is qualified by reference to the full text of the complaint as filed with the Court.

On November 5, 2015, defendants in the Raul case filed motions to dismiss, and on November 23, 2015, the plaintiff filed a motion to dismiss as moot and a motion for an award of attorney’s fees.  Oral arguments of the plaintiff’s and defendants’ motions occurred on January 12, 2016.  In supplemental briefing plaintiff advised the Court that it intended to withdraw its motion to dismiss and amend its complaint to include “newly discovered information.”  On January 28, 2016, the Court granted Ecolab’s motion to dismiss and plaintiff’s permission to file an amended complaint, preserved defendants’ motions to dismiss for future consideration and deferred consideration of plaintiff’s motion for award of attorneys’ fees.

On February 11, 2016, the plaintiff in the Raul case filed her amended complaint bringing the action derivatively on behalf of Swisher Hygiene Inc., individually and on behalf of all others similarly, against the members of Swisher Hygiene Inc.’s board of directors and Swisher Hygiene Inc.  The plaintiff alleged a claim for declaratory relief against the individual defendants, a claim for breach of fiduciary duty against the individual defendants, and derivative claims for breach of fiduciary duties, unjust enrichment, abuse of control, and waste relating to the Sale Transaction and the Plan of Dissolution.  On February 24, 2016, following a review of the amended complaint, defense counsel advised plaintiff’s counsel of certain factual and legal errors contained in the amended complaint, and further advised of defendants’ intention to seek reimbursement for expenses, including attorneys’ fees, if the amended complaint was not withdrawn.  On February 29, 2016, defendant filed a notice of voluntary dismissal and, on March 3, 2016, the amended complaint was dismissed with prejudice as to the plaintiff, with each side bearing its own costs and expenses.

On October 28, 2015, a civil suit was filed against Swisher Hygiene Inc. and related entities in the Commonwealth of Puerto Rico, Gerardo Jimenez Pacheco v. Service Puerto Rico, LLC, et al. Civil No. D AC2015-2256 (Commonwealth of Puerto Rico).  Plaintiff alleges that he sold assets of his privately held company to Service Puerto Rico in February 2011 in exchange for cash and a $375,000 note that was convertible into Swisher Hygiene Inc., shares of common stock.  Plaintiff alleges breach of contract, defect in consent, joint and several liability, and abuse of process, all of which appear to be based on plaintiff’s reliance on Swisher Hygiene Inc.’s 2011 financial statements that were subsequently withdrawn and restated.  Plaintiff requested a total of $475,000 in damages for all causes of action, plus attorney’s fees and pre-judgment interests.  On February 1, 2016, Defendants filed a motion to dismiss and believe that plaintiff’s suit is without merit, is bound by the settlement on August 6, 2014 of the class action litigation captioned In re Swisher Hygiene, Inc. Securities and Derivative Litigation, MDL No. 2384, and if not bound by that settlement, is barred by the applicable statute of limitations.  Defendants intend to vigorously defend against Plaintiff’s claims.

Other Matters

The Honeycrest Holdings, Ltd. v. Integrated Brands, Inc. matter relates to a longstanding dispute between Honeycrest Holdings, Ltd. (“Honeycrest”) and Integrated Brands, Inc. (“Integrated”) f/k/a Steve’s Homemade Ice Cream, Inc. involving a license granted by Integrated to Honeycrest in 1990, which licensed the manufacture and sale of ice cream products by Honeycrest in the United Kingdom.  In 1998 Honeycrest filed an action against Integrated (Honeycrest Holdings, Ltd. v. Integrated Brands, Inc., New York Supreme Court, Queens County (Index No. 5204/1998)) alleging a breach of the licensing agreement; Integrated responded by denying the material allegations and alleging Honeycrest had breached the license agreement.  Subsequently, Integrated merged with a subsidiary of Coolbrands International Inc (“Coolbrands”) and in 2001, Honeycrest filed a similar action against Coolbrands and Integrated (Honeycrest Holdings, Ltd. v. Coolbrands International, Inc., et al., New York Supreme Court, Queens County (Index No. 29666/01)).  The actions against Integrated and Coolbrands have been combined (although not consolidated) for joint trial.  In 2010, Coolbrands (formerly a Canadian corporation) was domesticated in the State of Delaware as Swisher Hygiene Inc. and thereafter acquired Swisher International Inc.  In the Sale Transaction, Swisher Hygiene Inc. sold all of the stock of Swisher International Inc. to Ecolab Inc., but retained indirect ownership of Integrated.  The litigation involving Honeycrest and Integrated and/or Coolbrands spans 17 years, has been episodically dormant with periods of extended discovery, motion practice, mediation, attempted settlements and other activities.  In January 2016, Honeycrest filed a motion to amend the Coolbrands complaint to add Swisher Hygiene Inc. as a defendant in that case. Swisher Hygiene Inc.'s opposition papers were served on February 29, 2016.  Swisher Hygiene Inc. believes any possible claim by Honeycrest against it is without merit and intends to vigorously defend itself against any such claims.  The foregoing summary is qualified in its entirety by the pleadings that have been filed in the foregoing cases.

On October 7, 2015, the Company entered into a Deferred Prosecution Agreement (the “DPA”) with the United States Attorney’s Office for the Western District of North Carolina (“USAO”) relating to the USAO’s investigation of the Company’s accounting practices.  Under the terms of the DPA, the USAO filed, but deferred prosecution of, a criminal information charging Swisher Hygiene Inc. with conspiracy to commit securities fraud and other charges relating to the Company’s accounting and financial reporting practices reflected in the Company's originally filed Quarterly Reports on Form 10-Q for the periods ended March 31, 2011, June 30, 2011, and September 30, 2011.  Pursuant to the DPA, the Company agreed to pay a $2 million fine to the USAO payable in four annual installments of $500,000 each if the Company is financially able to do so.  Pursuant to the terms of the DPA, the fine became immediately due and payable in full upon a change in control of the Company.  As a result, the fine was paid in full upon the closing of the Sale Transaction, and we are awaiting dismissal of the Bill of Information pursuant to the terms of the DPA.

In 2012, the Company was contacted by the staff of the Atlanta Regional Office of the SEC after publicly announcing the Audit Committee's internal review and the delays in filing our periodic reports. The Company has been asked to make certain individuals available and to provide certain information about these matters to the SEC. The Company is fully cooperating with the SEC. Any action by the SEC or other government agency could result in criminal or civil sanctions against the Company and/or certain of its current or former officers, directors or employees.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Registrant’s Common Equity

Our common stock is listed for trading on the OTCQB under the trading symbol “SWSH.” Our common stock was traded on The Nasdaq Stock Market ("NASDAQ") from February 2, 2011 to January 14, 2016.  Also, our common stock was previously listed on the Toronto Stock Exchange (“TSX”) until April 30, 2014 when we voluntarily delisted our common stock.  On June 3, 2014, a one-for-ten reverse split of the Company's issued and outstanding common stock, $0.001 par value per share, became effective ("Reverse Stock Split").  Trading of the common stock on a post-Reverse Stock Split adjusted basis began at the open of business on the morning of June 3, 2014. All historic share and per share information, including earnings per share, in this 2015 Form 10-K have been retroactively adjusted to reflect the Reverse Stock Split. The following table sets out the reported low and high sale prices on NASDAQ for the periods indicated as reported by the exchange:

NASDAQ
Low/High Prices
Fiscal Quarter	2015	2014
First	$1.55 – 2.61	$4.50 – 6.70
Second	$1.03 – 2.06	$2.98 – 5.10
Third	$0.50 – 1.80	$2.77 – 4.73
Fourth	$0.83 – 1.25	$1.58 – 4.20

As of March 4, 2016, there were 17,675,220 shares of our common stock issued and outstanding.  As of March 4, 2016, we had 893 registered stockholders of record.

We have not paid any cash dividends on our common stock and do not plan to pay any cash dividends in the foreseeable future.

ITEM 6.          SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis in conjunction with our audited Consolidated Financial Statements and the related notes thereto included in Item 8 “Financial Statements and Supplementary Data.” In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Actual results could differ from these expectations as a result of factors including those described under Item 1A, “Risk Factors,” “Forward-Looking Statements” and elsewhere in this annual report.

Overview

On August 13, 2015, Swisher Hygiene Inc. announced that it had agreed to sell the stock of its wholly owned U.S. subsidiary Swisher International, Inc. and other assets relating to Swisher Hygiene Inc.'s U.S. operations, which comprise all of the Company’s remaining operating interests, to Ecolab Inc ("Ecolab"). We refer to the transaction pursuant to the purchase agreement between the Company and Ecolab dated August 12, 2015 as the "Sale Transaction." At closing, Ecolab paid the closing purchase price of $40.5 million, less a $2.0 million holdback to address working capital and other adjustments in accordance with the agreement governing the Sale Transaction.  The net proceeds were adjusted by the following items subsequent to closing: $0.2 million receivable for the final adjusted cash balance, $2.0 million of transaction costs for consulting and legal fees, and the $0.9 million purchased cash balance, net of $0.2 million debt assumed. In the Sale Transaction, the Company retained certain debt and liabilities as set forth in the purchase agreement governing the sale. The sale was completed on November 2, 2015, with an effective date of November 1, 2015. Subsequent to the Sale Transaction, it was determined the $2.0 million holdback would be paid to the Company without any adjustment for working capital.  At December 31, 2015, the $2.2 million amount in accounts receivable on the consolidated balance sheet is due from Ecolab and includes the $2.0 million holdback plus $0.2 million final cash adjustment.  The $2.0 million holdback was received from Ecolab in January 2016.  See Note 1 to the Notes to the Consolidated Financial Statements for additional information on the Sale Transaction.

As a result of the Sale Transaction a loss of $2.6 million was recorded after the $22.6 million impairment charge was recognized in the quarter ended September 30, 2015, and is included in discontinued operations in the consolidated statement of operations and comprehensive loss.  See Note 2, "Discontinued Operations and Assets Held for Sale," and Note 3, "Goodwill and Other Intangible Assets" for a further description of the $2.6 million loss on sale and the $22.6 million impairment charge. Swisher Hygiene Inc. will no longer have any continuing involvement with the operations or cash flows of Swisher International, Inc., and as a result, Swisher Hygiene Inc. has presented the operations of Swisher International, Inc. as discontinued operations for the current and prior years.

Prior to the Sale Transaction, we operated in one business segment, Hygiene, which encompassed providing essential hygiene and sanitizing solutions to customers in a wide range of end-markets including foodservice, hospitality, retail and the healthcare industries.  Certain of our products were registered with the Environmental Protection Agency and followed the Center for Disease Control guidelines for disinfection of surface areas such as children’s playgrounds, hospitals, and assisted living environments.  We sold consumable products such as detergents, cleaning chemicals, soap, paper, water filters and supplies, together with the rental and servicing of dish machines and other equipment for the dispensing of those products as well as additional services such as the cleaning of restrooms and other facilities.  We saw the positive impact of cost efficiencies, integration, capital resource management and planning, plant consolidations and route optimization efforts; however, we believed we still needed to increase revenue in order to maximize our profitability. We were committed to our philosophy of Service, People and Profitability and to Selling Through Service.  To that end, we commenced a realignment of our field service and sales teams to better serve our customers since we believed this would ultimately drive increased revenues through improved customer retention and the ability to leverage our customer base.  As a result of the Sale Transaction, we have no operating assets remaining and no revenue producing business or operations.

Assets Held For Sale

In accordance with ASC 360, Property, Plant and Equipment, the Company’s estimates of fair value require significant judgment and were regularly reviewed and subject to change based on market conditions, changes in the customer base of the operations or routes, and our continuing evaluation as to the facility's acceptable sale price.

The disposal groups mentioned below are included in discontinued operations in the Company’s consolidated financial statements.

During 2013, the Company commenced an active program to sell certain non-core assets and routes related to its linen and dust operations.  In 2014, the Company ceased operations at a linen processing plant.  During March 2015, the Board of Directors of the Company approved a resolution to sell the Company’s remaining linen operation and in July 2015, the Board of Directors approved the sale of the Canadian operations.  In accordance with ASC 360, Property, Plant and Equipment, these assets were classified as assets held for sale in the Consolidated Balance Sheet and the asset balances were adjusted to the lower of historical carrying amounts or fair values.

During 2014, the Company updated its estimates of the fair value of certain linen routes and operations to reflect various events that occurred during the year.  The cumulative impairment loss for the twelve months ended December 31, 2014 was $3.0 million and is included in other expense of discontinued operations in the in the consolidated statements of operations and comprehensive loss, of which $1.9 million was attributable to a reduction in the estimate of net sales proceeds for a linen processing operation.  The factors driving the $1.9 million reduction were the cancellation notifications received during April and May 2014 from three major customers resulting in a significant loss of forecasted revenue; and the operation’s 2014 year-to-date loss which was in excess of the Company’s estimates. The asset fair value of this linen processing operation was written down to zero in the second quarter of 2014 and was closed during the fourth quarter of 2014.

The Company completed the sale of the remaining linen operation on May 12, 2015 receiving $4.0 million in cash and notes receivable plus purchased accounts receivables, resulting in a gain of $0.9 million. The gain is included in other income of discontinued operations in the consolidated statement of operations and comprehensive loss.  On August 4, 2015, the Company completed the sale of the Canadian operations for $2.6 million in cash and $0.1 million in respect of outstanding accounts payable, net of outstanding accounts receivable.  The sale of the Canadian operations resulted in a gain on the sale of $1.4 million, which is included in other income of discontinued operations in the consolidated statement of operations and comprehensive loss.

The Company completed several sales transactions during the twelve months ended December 31, 2014, which resulted in the net receipt of $1.6 million in cash and the remainder in receivables.  A loss on these sales of $0.9 million was incurred and included a write-off of $0.6 million of the receivable balances.  The receivable balances were primarily for contingent sales proceeds that were based on post-closing revenues of previously sold routes which were lower than estimated.  The total loss of $0.9 million for the twelve months ended December 31, 2014, is included in other expense of discontinued operations in the condensed consolidated statements of operations and comprehensive loss.

There were no assets held for sale as of December 31, 2014 and December 31, 2015.

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

Purchase Accounting for Business Combinations

The Company accounted for acquisitions by allocating the fair value of the consideration transferred to the fair value of the assets acquired and liabilities assumed on the date of the acquisition and any remaining difference was recorded as goodwill. Adjustments may have been made to the preliminary purchase price allocation when facts and circumstances that existed on the date of the acquisition surface during the allocation period subsequent to the preliminary purchase price allocation, not to exceed one year from the date of acquisition. Contingent consideration was recorded at fair value based on the facts and circumstances on the date of the acquisition and any subsequent changes in the fair value were recorded through earnings each reporting period. Transactions that occur in conjunction with or subsequent to the closing date of the acquisition were evaluated and accounted for based on the facts and substance of the transactions.

 Goodwill

Goodwill was not amortized but rather tested for impairment at least annually. The Company tested goodwill for impairment annually during the fourth quarter of each year. Goodwill was also tested for impairment between annual tests if an event occurred or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  Impairment testing for goodwill was done at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (also known as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available, and segment management regularly reviews the operating results of that component.  The Company concluded it had one reporting unit prior to the Sale Transaction.

Determining fair value includes the use of significant estimates and assumptions.  Management utilized an income approach, specifically the discounted cash flow technique as a means for estimating fair value. This discounted cash flow analysis required various assumptions including those about future cash flows, customer growth rates and discount rates. Expected cash flows are based on historical customer growth, including attrition, future strategic initiatives and continued long-term growth of the business. The discount rates used for the analysis reflect a weighted average cost of capital based on industry and capital structure adjusted for equity risk and size risk premiums. These estimates can be affected by factors such as customer growth, pricing, and economic conditions that can be difficult to predict. During 2014, in conjunction with its impairment test, the Company recorded a goodwill impairment charge of $5.8 million, respectively, as further discussed in Note 3, “Goodwill and Other Intangible Assets," in the notes to the Consolidated Financial Statements.

Other Intangible Assets

Identifiable intangible assets include customer relationships, non-compete agreements, trade names and trademarks, and formulas. The fair value of these intangible assets at the time of acquisition was estimated based upon various valuation techniques including replacement cost and discounted future cash flow projections.  Customer relationships were amortized on a straight-line basis over the expected average life of the acquired accounts, which is typically five to ten years based upon a number of factors, including historical longevity of customers and contracts acquired and historical retention rates. The non-compete agreements were amortized on a straight-line basis over the term of the agreements, typically not exceeding five years. Formulas are amortized on a straight-line basis over their estimated useful life of twenty years. The Company reviewed the recoverability of these assets if events or circumstances indicate that the assets may be impaired and periodically reevaluates the estimated remaining lives of these assets.

Trademarks were considered to be indefinite lived intangible assets unless specific evidence exists that a shorter life is more appropriate.  Indefinite lived intangible assets were tested, at a minimum, on an annual basis using an income approach or sooner whenever events or changes in circumstances indicate that an asset may be impaired.

During the third quarter of 2015, as a result of the Sale Transaction, the Company performed an impairment analysis of its intangible assets in accordance with ASC 350, Intangible-Goodwill and Other, as of August 31, 2015. Based on the analysis performed, it was determined that an impairment of the Company’s intangible assets had occurred resulting in an impairment charge of $10.0 million, which is reported as part of discontinued operations in the consolidated statement of operations and comprehensive loss as discussed in Note 3, "Goodwill and Other Intangible Assets" in the notes to the Consolidated Financial Statements.

Long-Lived Assets

Fixed assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset.  If such assets or asset groups are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets or asset groups exceeds the related fair values.  The Company also performs a periodic assessment of the useful lives assigned to the long-lived assets, as previously discussed.  During the third quarter of 2015, as a result of the Sale Transaction, the Company performed an impairment analysis of its long-lived assets in accordance with ASC 360-10, Impairment or Disposal of Long-Lived Assets, as of August 31, 2015. Based on the analysis performed, it was determined that an impairment of the Company’s fixed assets had occurred resulting in an impairment charge of $12.6 million, which is reported as part of discontinued operations in the consolidated statement of operations and comprehensive loss as discussed in Note 5, "Property and Equipment" in the notes to the Consolidated Financial Statements.

 Revenue Recognition

Prior to the Sale Transaction, revenue from product sales and service was recognized when the product was delivered to the customer or when services were performed, including product and service sales made under multiple deliverable agreements, which outline the pricing of products and the preferred frequency of delivery. Deliverables under these pricing arrangements were considered to be separate units of accounting, as defined by ASC 605-25, Revenue Recognition – Multiple-Element Arrangement, and due to the nature of the Company’s business, the timing of the delivery of products and performance of service was concurrent and ongoing and there are no contingent deliverables.  Franchise and other revenue included product sales, royalties and other fees charged to franchisees in accordance with the terms of their franchise agreements.  Royalties and fees were recognized when earned and product sales were recognized as the product was delivered.

The Company’s sales policies provided for limited rights of return and, during the fiscal years 2015 and 2014, product returns were insignificant. The Company recorded estimated reductions to revenue for sales returns and for customer programs and incentive offerings, including pricing arrangements, rebates, promotions and other volume-based incentives at the time the sale is recorded.

Valuation Allowance for Accounts Receivable

Prior to the Sale Transaction, we estimated the allowance for doubtful accounts for accounts receivable by considering a number of factors, including overall credit quality of customers, the age of outstanding customer balances, historical write-off experience and specific customer account analysis that projected the ultimate collectability of the outstanding balances. Actual results could have differed from these assumptions and the Company periodically evaluated these factors affecting the allowance estimate. Our allowance for doubtful accounts was zero and $1.0 million as of December 31, 2015 and 2014, respectively.

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets where it is more likely than not that deferred tax assets will not be realized.

The Company's policy is to evaluate uncertain tax positions under ASC 740-10, Income Taxes.  As of December 31, 2015 and 2014, the Company has not identified any uncertain tax positions requiring recognition in the consolidated financial statements. The Company includes interest and penalties accrued in the consolidated financial statements as a component of interest expense.  No significant amounts were required to be recorded for the two year period ended December 31, 2015.

Stock Based Compensation

We measure and recognize all stock based compensation at fair value at the date of grant and recognize compensation expense over the service period for awards expected to vest. Determining the fair value of stock based awards at the grant date requires judgment, including estimating the share volatility, the expected term the award will be outstanding, and the amount of the awards that are expected to be forfeited. We utilize the Black-Scholes option pricing model to determine the fair value. See Note 10, “Equity Matters” in the Notes to Consolidated Financial Statements for further information on these assumptions.

Newly Issued Accounting Pronouncements

In April, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this ASU raises the threshold for a disposal to qualify as a discontinued operation and requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, expenses and cash flows of discontinued operations. Under the new guidance, the disposal of a component or group of components of a business will be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued. This accounting standard update is effective for annual periods beginning on or after December 15, 2014 and related interim periods, with early adoption allowed. This standard has been adopted by the Company and the impact is incorporated in the Company’s consolidated financial statements and disclosures.

In August, 2015, the FASB issued ASU No. 2015-14 which updated previously issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU is intended to clarify the principles for recognizing revenue by providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices; and providing more useful information to users of financial statements through improved revenue disclosure requirements. The updated ASU changed the effective date of the previously issued ASU, and made it effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this standard and has elected to not adopt the standard early.

In August 2014, the FASB issued ASU Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  This ASU provides guidance related to management’s responsibility to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and to provide related footnote disclosures. The new requirements are effective for the annual periods ending after December 15, 2016, and for interim periods and annual periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact of this standard and has elected to not adopt the standard early.

In April 2015 and August 2015, the FASB issued ASU 2015-03 (ASC Subtopic 835-30), Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15 (ASC Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements- Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, respectively. The ASUs require that debt issuance costs related to a recognized debt liability, with the exception of those related to line-of-credit arrangements, be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements and disclosures.

In September 2015, the FASB issued ASU 2015-16 (ASC Topic 805), Business Combinations Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this update require that an acquirer recognize measurement period adjustments in the period in which the adjustments are determined. The income effects of such measurement period adjustments are to be recorded in the same period’s financial statements but calculated as if the accounting had been completed as of the acquisition date. The impact of measurement period adjustments to earnings that relate to prior period financial statements are to be presented separately on the income statement or disclosed by line item. The amendments in this update are for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for public business entities for reporting periods for which financial statements have not yet been issued. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements and disclosures.

In November 2015, the FASB issued ASU 2015-17 (ASC Topic 740), Income Taxes Balance Sheet Classification of Deferred Taxes. The amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted by all entities as of the beginning of an interim or annual reporting period. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements and disclosures.

In January 2016, the FASB issued ASU 2016-01 (ASC Subtopic 825-10), Financial Instruments- Overall Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU require entities to measure all investments in equity securities at fair value with changes recognized through net income. This requirement does not apply to investments that qualify for the equity method of accounting, to those that result in consolidation of the investee, or for which the entity meets a practicability exception to fair value measurement. Additionally, the amendments eliminate certain disclosure requirements related to financial instruments measured at amortized cost and add disclosures related to the measurement categories of financial assets and financial liabilities. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for only certain portions of the ASU. The Company is in the process of assessing the impact, if any, on its consolidated financial statements.

RESULTS OF CONTINUING OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2015 COMPARED TO DECEMBER 31, 2014

Selling, General and Administrative Expenses

Selling, general and administrative expenses for continuing operations consist primarily of the costs incurred for:

•	Compensation related primarily to the Chief Financial Officer and the Chief Executive Officer.
•	Professional fees related to tax preparation, audit and review related fees and financial statement printing and related filing expenses.
•	Legal and investigation related expenses.
•	Corporate governance expenses, investor relations, director and officer insurance fees and other corporate related professional fees.

The details of selling, general and administrative expenses for the years ended December 31, 2015 and 2014 reported as continuing operations are as follows:

	2015	2014
Selling, General & Administrative Expenses
Compensation	$1,235	$636
Professional fees (other than legal)	4,192	3,664
Legal fees	$2,189	$582
Other	1,644	1,482
Total selling, general & administrative expenses	$9,260	$6,364

Selling, general and administrative expenses increased $2.9 million to $9.3 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The primary component of this change was an increase in professional fees of $0.5 million and legal fees of $1.6 million in connection with the settlement with the United States of America referenced below in “Other Expense, Net,” settlements of other lawsuits and corporate matters, and a $0.6 million increase in compensation.

Other Expense, Net

The increase in other expense of $1.9 million from continuing operations is mainly due to a $2.0 million fine paid to the United States of America pursuant to the terms of a Deferred Prosecution Agreement as described in Part I – Item 3 Legal Proceedings.

RESULTS OF DISCONTINUED OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2015 COMPARED TO DECEMBER 31, 2014

The following table provides our results of operations for each of the years ended December 31, 2015 and 2014, including key financial information relating to our discontinued business and operations. This financial information should be read in conjunction with our audited Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8.

	Year Ended December 31,
	2015	2014
Revenue	$142,713	$193,757

Cost of sales	66,684	89,101
Route expenses	37,599	50,595
Selling, general and administrative	46,538	62,905
Depreciation and amortization	13,494	21,216
Impairments	22,807	8,810
Loss on Sale Transaction	2,615	-
Other (income) expenses, net	(717)	1,529
Loss from discontinued operations	(46,307)	(40,399)
Income tax benefit	43	89
Net loss from discontinued operations	$(46,264)	$(40,310)

Revenue

Revenue from products was primarily comprised of the sales and delivery of consumable products such as detergents and cleaning chemicals, the rental, sales and servicing of dish machines and other equipment used to dispense those products, the sale of paper items, rental fees, linen processing and other ancillary product sales. Revenues from services was primarily comprised of manual cleaning and delivery service fees.  Franchise and other consists of fees charged to franchisees.

Consolidated revenue of discontinued operations decreased $51.0 million or 26.3% to $142.7 million for the year ended December 31, 2015 compared to 2014.  Product revenue decreased $45.1 million, which included a decrease of $25.9 million from ceasing operations upon the sale to Ecolab effective November 2, 2015, $6.2 million decrease related to linen assets sold, and $1.8 million decrease due to the sale of Canadian operations during August 2015. Additionally, the remaining $11.2 million decrease is primarily due to a reduction in purchasing from large wholesale and distribution customers, the attrition in customers resulting from the termination of the Manufacturing and Supply Agreement (the “Cavalier Agreement”) which was terminated in September 2014, as well as additional attrition, volume reductions and strategic separations from customers. Service revenue declined $5.3 million partially due to the sale of Canadian operations of $1.4 million.  In addition, the Company experienced a loss of hygiene customers due to attrition and customers sold in connection with linen businesses. Franchise and other revenue declined $0.6 million primarily due to the timing of purchases with one of our international licensee.

Cost of Sales

Cost of sales related to discontinued operations consisted primarily of the cost of chemical, paper, air freshener and other consumable products sold to, or used in the servicing of our customers. These costs are exclusive of route expense and related depreciation and amortization.

Cost of sales related to discontinued operations decreased $22.4 million or 25.2% to $66.7 million for the year ended December 31, 2015, compared to 2014.  The decrease included a reduction of $13.5 million from the ceasing of operations upon the sale to Ecolab effective November 2, 2015, $0.9 million from the sale of Canadian operations, and $0.5 million from the sale of linen operations. The remaining decrease is a result of general declines in sales volume.  As a percentage of sales, consolidated cost of sales increased slightly from 46.0% to 46.7%.   The increase in cost of sales as a percentage of revenue from the prior-year primarily reflects the impact of exiting the linen business, partially offset by cost efficiencies.

Route Expenses

Route expenses related to discontinued operations consist of costs incurred for the delivery of products and providing services to customers.

Route expenses of discontinued operations decreased $13.0 million or 25.7% to $37.6 million for the year ended December 31, 2015 compared to 2014. The decrease included a reduction of $8.1 million from ceasing operations upon the sale to Ecolab effective November 2, 2015.  The remaining decrease of $4.9 million represents a decrease in compensation, primarily through route optimization efforts of $3.7 million and a decrease in vehicle and other of $1.2 million. Route expenses as a percentage of total revenue were 26.3% and 26.1% for the year ended December 31, 2015 and 2014, respectively. The increase as a percentage of revenue was primarily due to the decline in revenue from the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses related to discontinued operations consist primarily of the costs incurred for:

•	Local office and field management support costs that are related to field operations. These costs include compensation, occupancy expense and other general and administrative expenses.
•	Selling expenses which include compensation and commissions for local sales representatives and corporate account representatives.
•	Marketing expenses.
•	Information technology, human resource, accounting, purchasing and other support costs.

Selling, general and administrative expenses of discontinued operations decreased $16.4 million to $46.5 million for the year ended December 31, 2015 compared to 2014. The components of this change were decreases in compensation of $12.6 million, occupancy of $2.5 million, and other expenses of $1.3 million. Of these decreases in compensation, occupancy and other expenses, $5.6 million, $1.2 million and $2.7 million, respectively, were related to ceasing operations as a result of the sale to Ecolab on November 2, 2015. The remaining decrease in compensation expense was primarily due to headcount reductions, the sale of Canadian operations and the linen businesses, a reduction in stock based compensation and other optimization efforts. Occupancy also decreased due to the closure of a linen plant and due to ongoing efforts to reduce facility infrastructure costs. The $2.7 million decrease in other expenses related to ceasing operations was offset by increases of $1.4 million in professional fees due to transaction costs in connection with the Sale Transaction.

Depreciation and Amortization

Depreciation and amortization reported as components of discontinued operations consists of depreciation of property and equipment and the amortization of intangible assets. Depreciation and amortization decreased $7.7 million to $13.5 million or 36.4% for the year ended December 31, 2015, $4.0 million of the decrease results from the sale to Ecolab on November 2, 2015.  The remaining decrease is primarily the result of fixed assets becoming fully depreciated and a decrease in capital expenditures.

Other Income (Expense), Net

The change of $2.2 million from a $1.5 million other expense at December 31, 2014 to a $0.7 million other income at December 31, 2015 related to discontinued operations is due primarily to a $3.2 million increase in the gain on assets held for sale and a $0.4 million gain in 2015 for a legal settlement, offset by $0.5 million increase in foreign currency loss and $0.9 loss on extinguishment of the Revolving Credit Facility in 2015.

Income tax benefit

The Company’s tax provision has an unusual relationship to pretax loss mainly because of the existence of a full deferred tax asset valuation allowance. This circumstance generally results in a zero tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance. However, due to the impairment of tradenames for book purposes during the third quarter of 2015, a deferred tax asset now exists related to tradenames. The change from a net deferred tax liability to a net deferred tax asset resulted in a tax benefit in 2015.   Due to the impairment of goodwill for book purposes during 2014, a deferred tax asset existed related to goodwill for the Canadian subsidiary.  The change from a net deferred tax liability position to a net deferred tax asset position resulted in a tax benefit in 2014.

CASH FLOWS SUMMARY

 Cash flows from continuing operations for the years ended December 31, 2015 and 2014 were:

	2015	2014
	(In thousands)
Net cash used in operating activities of continuing operations	$(10,306)	$(4,689)
Net cash used in by investing activities of continuing operations	(345)	-
Net cash used in financing activities of continuing operations	(2,867)	(4,235)
Net decrease in cash and cash equivalents from continuing operations	$(13,518)	$(8,924)

Net cash used in operating activities increased by $5.6 million primarily due to a $0.8 million change in operating assets and liabilities and an increase in net loss of $4.8 million.  Cash used by financing activities was $2.9 million compared with $4.2 million used during 2014. The decrease of $1.4 million was primarily due to a decrease in principal payments on debt of $2.4 million, partially offset by a decrease in net proceeds from the line of credit of $1.0 million.

Cash flows from discontinued operations for the years ended December 31, 2015 and 2014 were:

	2015	2014
	(In thousands)
Net cash used in operating activities of discontinued operations	$(6,635)	$(3,764)
Net cash provided by (used in) investing activities of discontinued operations	38,177	(1,544)
Net cash used in financing activities of discontinued operations	(29)	-
Net increase (decrease) in cash and cash equivalents from discontinued operations	$31,513	$(5,308)

Net cash used in operating activities of discontinued operations increased by $2.9 million primarily due to an increase in net loss of $6.0 million offset by changes in working capital components of $4.6 million. Net cash provided by investing activities of discontinued activities increased $39.7 million, primarily due to $36.0 million net cash received for the Sale Transaction, $5.6 million proceeds received for assets held for sale, a decrease of $4.0 million in purchases of property and equipment, offset by a decrease in restricted cash of $5.4 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements

As a result of the activities discussed above, our cash and cash equivalents increased by $18.0 million to $25.2 million at December 31, 2015 compared to $7.2 million at December 31, 2014. Due to the Sale Transaction completed on November 2, 2015, the Company does not have any operating assets remaining and no revenue producing business or operations. As such, it is important that we take immediate steps to resolve remaining liabilities and reduce future costs and expenses in order to preserve cash. The failure of Swisher Hygiene Inc. to take such steps promptly could result in a reduction in the amount of cash remaining for distribution to stockholders should the Board of Directors decide to implement the approved Plan of Dissolution.

At closing, Ecolab paid the closing purchase price of $40.5 million, less a $2.0 million holdback to address working capital and other adjustments in accordance with the agreement governing the Sale Transaction. The net proceeds were adjusted by the following items subsequent to the closing: $0.2 million receivable for the final adjusted cash balance, $2.0 million of transaction costs for consulting and legal fees, and the $0.9 purchased cash balance, net of $0.2 million debt assumed. The closing purchase price proceeds received by the Company were used to pay (i) a $2.0 million fine to the United States of America pursuant to the terms of a previously announced Deferred Prosecution Agreement entered into between the Company and the United States Attorney’s Office for the Western District of North Carolina; (ii) indebtedness of the Company of approximately $5.7 million; (iii) a deposit securing letters of credit of approximately $1.6 million; and (iv) other accrued and post-closing obligations that survived the transaction.  Subsequent to the Sale Transaction, it was determined the $2.0 million holdback would be paid to the Company without any adjustment for working capital.  At December 31, 2015, the $2.2 million amount in accounts receivable on the consolidated balance sheet is due from Ecolab and includes the $2.0 million holdback plus $0.2 million final cash adjustment.  The $2.0 million holdback was received from Ecolab in January 2016.

The Company will continue to use the remaining balance of proceeds from the Sale Transaction to pay retained liabilities, ongoing corporate and administrative costs and expenses associated with winding down the Company, any costs to evaluate alternatives to dissolution and potentially executing on any such alternative, liabilities and potential liabilities relating to or arising out of pension plan obligations to employees of its predecessor, outstanding litigation matters of the Company, including but not limited to pending stockholder litigation related to the Sale Transaction, and potential liabilities relating to the Company's indemnification obligations, if any, to Ecolab pursuant to the Agreement, or to current and former officers and directors pursuant to the Company's bylaws and articles of incorporation (collectively, the "On-going Obligations"). As a result of the On-going Obligations, if the Board of Directors determines to proceed with the Plan of Dissolution and Complete Liquidation, which plan was approved by the Company's stockholders at its Annual Meeting on October 15, 2015, the Company believes the value of its remaining assets that will ultimately be available for distribution to stockholders, if any distribution is made, will be significantly and materially less, in the aggregate, than the proceeds received in the Sale Transaction. The Company can neither estimate nor provide any assurance regarding amounts to be distributed to stockholders if the Board of Directors proceeds with the dissolution.

We expect that our cash on hand plus the $2.0 million holdback received from Ecolab in January 2016, will be sufficient to meet our cash requirements for the next twelve months.

Credit Facility

On August 29, 2014, we entered into a $20.0 million revolving credit facility, through the execution of a Loan and Security Agreement, by and among the Company, as Guarantor, and certain subsidiaries of the Company and collectively, as Borrower, and Siena Lending Group LLC, as Lender (the “Credit Facility”). The Credit Facility was paid in full and terminated on November 2, 2015.

Interest on borrowings under the Credit Facility accrued at the Base Rate plus 2.00% and was payable monthly. The Base Rate was defined as the greater of (1) the Prime Rate, (2) the Federal Funds Rate plus 0.50%, or (3) 3.25%.

Borrowings and availability under the Credit Facility were subject to a borrowing base and limitations, and compliance with other terms specified in the agreement. Borrowings under the Credit Facility were secured by a first priority lien on certain of the Company’s assets.

The Credit Facility contained certain customary representations and warranties, and certain customary covenants on the Company’s ability to, among other things, incur additional indebtedness, create liens or other encumbrances, sell or otherwise dispose of assets, and merge or consolidate with other entities or enter into a change of control transaction. The Credit Facility contained various events of default.

Inflation and Changing Prices

Changes in wages, benefits and energy costs had the potential to materially impact our financial results. We believed we were able to increase prices to counteract the majority of the inflationary effects of increasing costs and to generate sufficient cash flows to maintain our production capability. During the years ended December 31, 2015 and 2014, we do not believe that inflation has had a material impact on our financial position, results of operations, or cash flows.

Off-Balance Sheet Arrangements

Other than operating leases, there were no significant off-balance sheet financing arrangements or relationships with unconsolidated entities or financial partnerships, which are often referred to as “special purpose entities.” Therefore, there was no exposure to any financing, liquidity, market or credit risk that could arise, had we engaged in such relationships.

In connection with a distribution agreement entered into in December 2010, we provided a guarantee that the distributor’s operating cash flows associated with the agreement would not fall below certain agreed-to minimums, subject to certain pre-defined conditions, over the ten year term of the distribution agreement. If the distributor’s annual operating cash flow fell below the agreed-to annual minimums, we would reimburse the distributor for any such short fall up to $1.5 million. No value was assigned to the fair value of the guarantee at December 31, 2014 based on a probability assessment of the projected cash flows. This distribution agreement was assumed by Ecolab as part of the Sale Transaction.

FORWARD-LOOKING STATEMENTS

Our financial condition, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this 2015 Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this 2015 Form 10-K or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include the following:

•	Our stockholders will not be able to buy or sell shares of our common stock after we close our stock transfer books on the Final Record Date (as defined below).

•	Following the Sale Transaction, we have no remaining operating assets and we need to significantly reduce our corporate and administrative expenses.

•	We will continue to incur the expenses of complying with public company reporting requirements.

•
The Board of Directors may, in its sole discretion, abandon the Plan of Dissolution or may amend or modify the Plan of Dissolution to the extent permitted by Delaware law without the necessity of further stockholder approval.

•	We cannot predict the timing of any distributions to stockholders.

•	We cannot estimate the amount of distributions, if any, to be made to our stockholders.

•
The Internal Revenue Service may not treat distributions to our stockholders, if any distributions are made, as distributions in complete liquidation as such term is described in Section 346(a) of the Internal Revenue Code or may not treat a liquidating trust, if one is used, as a "liquidating trust" for U.S. federal income tax purposes.

•	Our stockholders may be liable to our creditors for part or all of the amount received from us in our liquidating distributions if reserves are inadequate.

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

•	Insurance policies may not cover all ongoing risks and a casualty loss beyond the limits of our coverage could adversely impact our cash position.

•	Our stock price has been and may in the future be volatile, which could cause purchasers of our common stock to incur substantial losses.

•	Certain stockholders may exert significant influence over any corporate action requiring stockholder approval.

•	Provisions of Delaware law and our organizational documents may delay or prevent an acquisition of our Company, even if the acquisition would be beneficial to our stockholders.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Swisher Hygiene's Consolidated Financial Statements and the Notes thereto, together with the reports of Grant Thornton, LLP dated March 15, 2016 and BDO USA LLP dated March 31, 2015 regarding the Company's financial statements and internal control over financial reporting are filed as part of this report, beginning on page F-1.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based upon that evaluation, our management, including our CEO and CFO, concluded that certain deficiencies in our internal control over financial reporting identified in the 2014 Form 10-K continue to exist as noted below, and as such our disclosure controls and procedures were not effective as of December 31, 2015.

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

Our management, which consists of the Company’s Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based upon that evaluation, management concluded that the deficiencies in our internal control over financial reporting identified in the 2011 Form 10-K were under ongoing remediation and therefore continue to exist, and as such our disclosure controls and procedures were not effective as of December 31, 2015 for the following reasons:

•
We did not maintain an effective control environment as we lacked sufficient oversight of activities related to our internal control over financial reporting. In addition, we did not have a sufficient structure in place to identify and evaluate gaps in the knowledge and technical experience of the accounting personnel responsible for the implementation and execution of our control environment.

•	We did not maintain effective controls over certain control activities. Specifically, the following individual material weaknesses were identified in connection with our control activities:

•	We did not implement effective controls to properly account for the sale, disposal and movement of dish machines at customer locations and our own facilities.

•	We did not implement effective controls to accurately and completely evaluate and calculate our allowance for doubtful accounts.

•	We did not implement effective controls to properly identify, analyze, and account for non-routine transactions reflected in the financial statements.

•	We did not develop and implement an overall financial reporting review process that encompassed all significant financial statement accounts or contained an appropriate level of precision.

•
We did not design, implement and maintain effective controls over the corporate review of significant journal entries processed at our field-level locations, which represent a significant portion of our business, to ensure that these entries were appropriate in nature and correct.

•	We did not maintain effective controls over user security and program change management for the information technology systems and accounting software at the field-level locations.

•
We did not maintain effective controls to ensure the timely preparation of financial records sufficient to allow management adequate time to prevent or detect and correct material misstatements and to fulfill its other control activity responsibilities.

•	We did not maintain effective information and communication controls to generate relevant and quality information for use in the financial reporting close process.

•	We did not maintain effective monitoring controls sufficient to ascertain whether key components of internal control were present and functioning.

•
We did not maintain effective monitoring controls to communicate the deficiencies in our internal control over financial reporting to our board of directors in sufficient time to allow them to take corrective action.

A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Based on its evaluation of internal control over financial reporting management determined that the control deficiencies identified above should be considered material weaknesses in our internal control over financial reporting.

As set forth below, management has taken or will take steps to remediate the control deficiencies identified above. Notwithstanding the control deficiencies described above, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition and results of operations as of and for the year ended December 31, 2015.

Management's Remediation Plan

As reported in the Annual Report on Form 10-K for the year ended December 31, 2014, we have engaged in remedial actions in response to the deficiencies discussed above.  We plan to continue the efforts below to improve internal control over financial reporting, where still applicable.  During the third quarter of 2015, management focused on the Sale Transaction and as a result suspended remediation efforts relating to operations since, following the Sale Transaction, the Company has no operating assets remaining and no revenue producing businesses or operations.

●	The Company will continue to focus on emphasizing financial reporting responsibilities and accountability for implementing and maintaining effective internal control over financial reporting.

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

While the Company closely monitored the implementation of these remediation plans for the remaining limited business after the Sale Transaction, there is no assurance that the aforementioned plans will be sufficient to fully remediate the deficiencies identified above and that additional remediation steps may be necessary.

Changes in Internal Control over Financial Reporting

Other than the changes noted above there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

The following persons currently serve as members of the Board of Directors.  Directors have been elected to serve until the next annual meeting of stockholders, their earlier resignation or their successors are duly elected and qualified.  Information relating to Mr. Pierce is set forth above under Part I – Item I – Executive Officers of the Registrant.

Nominee	Age	Current Position with Swisher Hygiene	Director Since

Joseph Burke	58	Director	2014
Richard L. Handley	68	Chairman of the Board	2012
William M. Pierce	64	Director, President and Chief Executive Officer	2013
William D. Pruitt	75	Director	2011
David Prussky	58	Director	2010	(1)
___________
(1)
On November 2, 2010, Swisher International, Inc. completed a merger with Swisher Hygiene (formerly CoolBrands International, Inc. (“CoolBrands”)) (the “Merger”). Mr. Prussky served an initial term as a director of CoolBrands from 1994 to 1998 and rejoined the CoolBrands board of directors in February 2010

Joseph Burke

Mr. Burke has served as a director of Swisher Hygiene since May 2014. Mr. Burke has served as a Management Consultant - Finance and Operations for Hudson Capital Group since March 2013. Mr. Burke served as a Management Consultant - Finance and Operations for Boston Finance Group, LLC from February 2011 to May 2012. Mr. Burke served as Chief Executive Officer of Lakeland Construction Finance, LLC from 2005 to 2007 and as Executive Vice President in 2008. Beginning in 1995, Mr. Burke spent ten years with Gateway, Inc. (NYSE: GTW), a worldwide technology pioneer, serving in a number of executive capacities including Chief Executive Officer - Gateway Country (Retail Division), Senior Vice President - Global Business Development, Chief Financial Officer and most recently as Senior Vice President - Business Development. Mr. Burke has been a director of Flagship Community Bank since its founding in 2005 and is the Chairman of the Asset and Liability and Technology Committees. Mr. Burke was a director of Sunair Services Corporation (AMEX: SNR) from 2006 to 2008 and was a member of the Audit Committee. Mr. Burke earned a BA from the University of Florida.

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

M. David Prussky

Mr. Prussky was a director and chair of the Audit Committee of CoolBrands. He was an original director of the predecessor to CoolBrands, Yogen Fruz World-Wide Inc. Mr. Prussky served as an investment banker for Patica Securities Limited from August 2002 to January 2012. Mr. Prussky has served as director of numerous public and private companies over the past 18 years, including Carfinco Income Fund, Canada's largest public specialty auto finance business, and Lonestar West Inc., a hydro-vac service business based in Sylvan Lake, Alberta. Mr. Prussky is also a director and chairman of the Audit Committee of Atrium Mortgage Investment Corporation and Chairman of Griffin Skype Corporation.

Mr. Prussky is an experienced director of public companies with the skills necessary to serve as director. He has helped build numerous public and private entities from the early stages to significant operating entities.

Executive Officers

Information relating to our executive officers is set forth above under Part I – Item I – Executive Officers of the Registrant.

Corporate Governance Principles and Code of Ethics

The Board of Directors is committed to sound corporate governance principles and practices. The Board of Directors’ core principles of corporate governance are set forth in the Swisher Hygiene Corporate Governance Principles (the “Principles”). In order to clearly set forth our commitment to conduct our operations in accordance with our high standards of business ethics and applicable laws and regulations, the Board of Directors adopted a Code of Business Conduct and Ethics (“Code of Ethics”) which is applicable to all directors, officers, and employees. We intend to post amendments to or waivers from our Code of Ethics (to the extent applicable to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, or persons performing similar functions) on our website at www.swshinvestors.com. A copy of the Code of Ethics and the Principles are available on our corporate website at www.swshinvestors.com. You also may obtain a printed copy of the Code of Ethics and Principles by sending a written request to: Investor Relations, Swisher Hygiene Inc., c/o Akerman LLP, Suite 1600, 350 East Las Olas Boulevard, Fort Lauderdale, Florida 33301.

Audit Committee

The Company has a separately designated standing Audit Committee established in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The primary function of the Audit Committee is to assist the Board of Directors in fulfilling its responsibilities by overseeing our accounting and financial processes and the audits of our financial statements. The independent auditor is ultimately accountable to the Audit Committee, as representatives of the stockholders. The Audit Committee has the ultimate authority and direct responsibility for the selection, appointment, compensation, retention and oversight of the work of the company's independent auditor that is engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for the company (including the resolution of disagreements between management and the independent auditors regarding financial reporting), and the independent auditor must report directly to the Audit Committee. The Audit Committee also is responsible for the review of proposed transactions between the company and related parties. For a complete description of our Audit Committee's responsibilities, you should refer to the Audit Committee Charter which is available on our corporate website at www.swshinvestors.com.

The Audit Committee consists of three (3) directors, Mr. Pruitt, Chairman, Mr. Burke and Mr. Prussky. The Board of Directors has determined that the Audit Committee members have the requisite independence and other qualifications for audit committee membership under applicable rules under the Exchange Act and NASDAQ rules. The Board of Directors also has determined that Mr. Pruitt is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K under the Exchange Act. The Audit Committee held six meetings during 2015.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors, executive officers, and persons who beneficially own 10% or more of our stock file with the SEC initial reports of ownership and reports of changes in ownership of our stock and our other equity securities. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2015, our directors, executive officers, and greater than 10% beneficial owners complied with all such applicable filing requirements, except each of Messrs. Pierce, Handley, Burke, Pruitt and Prussky untimely reported one transaction on a Form 5, filed with the SEC on February 16, 2016.

ITEM 11.       EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain summary information concerning compensation earned by, and paid to, the named executive officers for 2015 and 2014. All historical share amounts and computations using such amounts have been retroactively adjusted to reflect the June 3, 2014 one-for-ten reverse stock split.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation		Total

William M. Pierce	2015	$416,805	-	$-	$-	-	$-	$89,717	(2)	$506,522
President and Chief Executive Officer (6)	2014	150,000	-	-	44,235	-	-	61,836	(3)	256,071

William T. Nanovsky	2015	$282,796	-	$-	$-	-	$-	$97,065	(4)	379,861
Senior Vice President and Chief Financial Officer (7)	2014	270,000	-	-	26,541	-	-	81,594	(5)	378,135

Blake W. Thompson	2015	232,692	-	-	-	-	-	-		232,692
Senior Vice President and Chief Operating Officer (8)	2014	275,000	-	-	29,490	-	-	-		304,490

(1)
Represents stock options granted under the Stock Incentive Plan. Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. In determining the grant date fair value for 2014 stock options, we used the Black-Scholes option pricing model, and took into account the $4.04 closing price of our common stock on the date previous to the grant, the $4.04 exercise price, the six year assumed period over which the stock options will be outstanding, a 32.7% volatility rate, and a 1.9% - 2.0% risk free rate.

(2)
Includes (i) $40,628 for expenses related to use of a corporate apartment, (ii) $33,041 for expenses related to travel between North Carolina and Florida and (iii) $16,048 of unused time off.  This table does not include the cash payment of $6,897 paid to Mr. Pierce on January 15, 2016 in connection with the cancellation of 6,569 restricted stock units on November 5, 2016.

(3)	Includes (i) $36,388 for expenses related to use of a corporate apartment and (ii) $25,448 for expenses related to travel between North Carolina and Florida.
(4)
Includes (i) $30,962 of fees paid to the SCA Group pursuant to the Executive Services Agreement, (ii) $29,550 for expenses related to use of a corporate apartment, (iii) $30,568 for expenses related to travel between North Carolina and Florida, (iv) $1,250 in phone allowance and (v) $6,231 of unused paid time off. For a discussion of the Executive Services Agreement, see the “Related Party Transactions” section.

(5)
Includes (i) $30,000 of fees paid to the SCA Group pursuant to the Executive Services Agreement, (ii) the $2,949 grant date fair value of a warrant to purchase 2,000 shares of common stock at an exercise price of $4.04 granted to the SCA Group (iii) $28,600 for expenses related to use of a corporate apartment, (iv) $18,545 for expenses related to travel between North Carolina and Florida and (v) $1,500 in phone allowance. For a discussion of the Executive Services Agreement, see the “Related Party Transactions” section.

(6)	Mr. Pierce was appointed as President and Chief Executive Officer of the Company on September 10, 2013.
(7)	Mr. Nanovsky has served as Interim Senior Vice President and Chief Financial Officer or Senior Vice President and Chief Financial Officer of the Company since September 24, 2012.
(8)
Mr. Thompson was appointed Senior Vice President and Chief Operating Officer of the Company on August 9, 2013.  In connection with the Sale Transaction, Mr. Thompson resigned as Senior Vice President and Chief Operating Officer, effective November 2, 2015.

Outstanding Equity Awards at Fiscal Year-End - 2015

The following table sets forth certain information regarding equity-based awards held by the named executive officers as of December 31, 2015. All historical share amounts and computations using such amounts have been retroactively adjusted to reflect the June 3, 2014 one-for-ten reverse stock split.

	Option Awards (1)					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Grant Date	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested

William M. Pierce	30,000	-	8/8/2014	$4.04	8/7/2024	-	$-
William T. Nanovsky (2)	18,000	-	8/8/2014	$4.04	8/7/2024	-	$-
	13,500	-	6/11/2013	$9.30	6/10/2023	-	$-
Blake W. Thompson	20,000	-	8/8/2014	$4.04	8/7/2024	-	$-
	29,527	-	6/26/2012	$25.40	6/25/2022	-	$-
	15,000	-	8/15/2013	$8.10	8/14/2023	-	$-
______________
(1)
Represents stock options granted under the Stock Incentive Plan, which originally vested in four annual installments starting on the first anniversary of the grant date.  In connection with the Sale Transaction, all outstanding options vested on November 1, 2015 and were subsequently cancelled on February 2, 2016.

(2)
Does not include warrants to purchase 2,000 shares of common stock with an exercise price of $4.04 and 1,500 shares of common stock with an exercise price of $9.30 granted to the SCA Group.  In connection with the Sale Transaction, these warrants and options vested on November 1, 2015 and were subsequently cancelled on February 2, 2016.

Employment Agreements

We entered into an employment agreement with Mr. Pierce, and we entered into an Executive Services Agreement with the SCA Group in connection with Mr. Nanovsky's service as Senior Vice President and Chief Financial Officer. Below is a summary of the employment agreement with Mr. Pierce. For a description of the Executive Services Agreement, see the “Related Party Transactions” section.

Employment Agreement - William M. Pierce

On October 16, 2013, the Company entered into an employment agreement with William M. Pierce, effective as of September 16, 2013 (the “Pierce Agreement”), relating to his service as Chief Executive Officer of the Company. The Pierce Agreement has a term of one year and may be renewed annually upon the consent of both Mr. Pierce and the Company. Also, the Pierce Agreement may be terminated at any time by the Company or Mr. Pierce, provided the terminating party gives the other party written notice of such termination at least 30 days in advance. Pursuant to the Pierce Agreement, Mr. Pierce is to receive an annual base salary in the amount of $150,000 payable in regular installments in accordance with the Company's general payroll practices. Mr. Pierce is also eligible to earn an annual bonus in an amount determined by the Compensation Committee of the Board, based upon achieving performance metrics and strategic goals established by the Board. In addition, the Company will reimburse Mr. Pierce for any reasonable out-of-pocket business expenses incurred in connection with his performance as Chief Executive Officer. The Company will also reimburse Mr. Pierce for the costs associated with the lease of an apartment in Charlotte, North Carolina and for the cost of weekly, round-trip air travel between Charlotte, North Carolina and Fort Lauderdale, Florida.

On August 8, 2014, the Company entered into an agreement for Renewal and Amendment to the Pierce Agreement with William M. Pierce (the “Pierce Renewal Agreement”). The Pierce Renewal Agreement provided that the term of the Pierce Agreement was renewed and continued to September 16, 2015 unless earlier terminated. In addition to the weekly air travel of Mr. Pierce between Charlotte, North Carolina and Fort Lauderdale, Florida, the Company shall reimburse Mr. Pierce for the cost of one trip monthly, round-trip air travel, for Executive's spouse to and from Fort Lauderdale, Florida and Charlotte, North Carolina. On November 3, 2014, the Board of Directors approved a salary increase for Mr. Pierce bringing his annual salary to $400,000 effective January 1, 2015, bringing his salary in line with market rates. All other terms and conditions of the Pierce Agreement remained unchanged.

Since September 15, 2015, Mr. Pierce has continued to serve as President and Chief Executive Officer of the Company on a month to month basis under the same terms as the Pierce Agreement, subject to further review and discussion of the Board of Directors.  On February 19, 2016, the Company entered into a Seperation Agreement and Release with Mr. Pierce.  Please see below Severance Agreement – William M. Pierce for additional information.

If Mr. Pierce's employment is terminated under the Pierce Agreement by (i) the Company without Cause (as defined in the Pierce Agreement) or (ii) Mr. Pierce for Good Reason (as defined in the Pierce Agreement), then (A) the Pierce Agreement will be deemed to have terminated as of the date Mr. Pierce ceases to be employed by the Company, (B) Mr. Pierce will be entitled to continue to receive his then base salary from the Company for the remainder of the term (which, in the case of base salary, will be paid in arrears in accordance with the Company's general payroll practices, over the applicable period commencing on the date of such termination and subject to withholding and other appropriate deductions), (C) Mr. Pierce shall be entitled to receive any bonus that has been awarded to Mr. Pierce by the Board but has not yet been paid by the Company, subject to withholding and other appropriate deductions, and (D) Mr. Pierce shall be entitled to reimbursement of any unreimbursed expenses. As a condition to receiving such payments, Mr. Pierce will sign and deliver to the Company a release in the form mutually agreed by the parties.

If Mr. Pierce's employment is terminated under the Pierce Agreement by the Company for Cause (as defined in the Pierce Agreement) or by Mr. Pierce without Good Reason (as defined in the Pierce Agreement), then (i) the Pierce Agreement will be deemed to have terminated as of the date Mr. Pierce ceases to be employed by the Company, (ii) Mr. Pierce shall be entitled to receive his base salary through the date of such termination, subject to withholding and other appropriate deductions, and (iii) Mr. Pierce shall be entitled to reimbursement of any unreimbursed expenses.

If Mr. Pierce's employment by the Company is terminated under the Pierce Agreement due to Mr. Pierce's death or Disability (as defined in the Pierce Agreement), then (A) the Pierce Agreement will be deemed to have terminated as of the date Mr. Pierce ceases to be employed by the Company, (B) Mr. Pierce will be entitled to continue to receive his base salary through the remainder of the term, subject to withholding and other appropriate deductions, (C) Mr. Pierce shall be entitled to receive any bonus that has been awarded to Mr. Pierce by the Board but has not yet been paid by the Company, subject to withholding and other appropriate deductions, and (D) Mr. Pierce shall be entitled to reimbursement of any unreimbursed expenses.

Seperation Agreement and Release – William M. Pierce

On February 19, 2016, the Company entered into a Separation Agreement and Release with Mr. Pierce pursuant to which Mr. Pierce will continue to serve as President and Chief Executive Officer of the Company under the same terms as his current employment agreement through the date of his resignation, and Mr. Pierce, or his assignees, will receive severance in the aggregate amount of $234,615, which will be paid in seven installments on a monthly basis. On February 26, 2016, Mr. Pierce tendered his resignation as Chief Executive Officer and President of the Company, effective March 31, 2016.

Director Compensation

Director compensation for our non-employee directors is as follows:

•	an annual fee of $60,000, paid quarterly on a calendar year basis;

•
an annual committee chairman fee of $10,000, paid quarterly on a calendar year basis to the Chairman of each of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee;

•	a per Board meeting fee of $1,500, paid quarterly in arrears on a calendar year basis;

•	a per committee meeting fee of $1,500, paid quarterly in arrears on a calendar year basis;

•
an annual grant of $35,000 in restricted stock units, paid on the first day of the month following our annual meeting of stockholders (the “Annual Grant”); except that during 2015 the Compensation Committee recommended and the Board approved the replacement of the Annual Grant with a one-time cash payment of $20,000; and

•	a one-time grant of $25,000 in restricted stock units, paid to each non-employee director upon their election or appointment to the Board.

Also, non-employee directors are reimbursed for reasonable expenses in connection with their service on the Board of Directors.

The following table sets forth certain information regarding the compensation paid to our non-employee directors for their service during the fiscal year ended December 31, 2015:

Name	Fees Earned or Paid in Cash	Stock Awards (2)	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation		Total

Joseph Burke	$102,500	$-	-	-	-	-		$102,500
Richard L. Handley	$111,500	$-	-	-	-	100,000	(3)	$211,500
Harris W. Hudson (1)	$-	$-	-	-	-	-		$-
William D. Pruitt	$115,500	$-	-	-	-	-		$115,500
David Prussky	$102,500	$-	-	-	-	-		$102,500
_________
(1)
Mr. Hudson did not stand for re-election at the 2015 Annual Meeting of Stockholders held on October 15, 2015. During 2015, Mr. Hudson was on an indeterminate medical leave and unable to attend regularly scheduled meetings, and declined to accept board fees.

(2)
In connection with the Sale Transaction, all outstanding restricted stock units were cancelled on November 5, 2015 and the holders received $1.05 per share.  On January 15, 2016, the directors received the cash payment set forth below in connection with the restricted share unit cancellations.

Name	Restricted Stock Units	Aggregate Payment
Joseph Burke	16,037	16,839
Richard L. Handley	16,028	16,829
William M. Pierce	6,569	6,897
William D. Pruitt	15,477	16,251
David Prussky	15,455	16,228

(3)	On November 6, 2016, the Board of Directors granted Mr. Handley a bonus of $100,000 in recognition of time committed and accomplishments achieved on behalf of the Company during the year.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 4, 2016, information regarding the beneficial ownership of our common stock by each director, each named executive officer, all of the directors and executive officers as a group, and each other person or entity known to us to be the beneficial owner of more than five percent of our common stock. Unless noted otherwise, we believe that all persons named in the table below have sole voting and investment power with respect to all securities shown as being owned by them. Unless noted otherwise, the corporate address of each person listed below is c/o Akerman LLP, Suite 1600, 350 East Las Olas Boulevard, Fort Lauderdale, Florida 33301.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)

Directors and Executive Officers:
Joseph Burke	-		-
Richard L. Handley	57,790	(2)	*
William T. Nanovsky	-		-
William M. Pierce	57,790	(2)	*
William D. Pruitt	243		*
David Prussky	24,300	(3)	*
Blake W. Thompson	15,500		*
Directors and Executive Officers as a group (6 persons)	140,123		*
5% or Greater Stockholders
H. Wayne Huizenga	2,420,779	(4)	13.7%
Steven R. Berrard	2,500,531	(5) (2)	14.1%
Poplar Point Capital Partners LP	1,358,103	(6)	7.7%
Richard H. Watson	1,128,226	(7)	6.4%
____________
(1)	Based on 17,675,220 shares of our common stock outstanding as of March 4, 2016.
(2)
The shares of common stock held by these executive officers and director have been pledged to H. Wayne Huizenga as security for certain obligations owing pursuant to stock pledge and security agreements by each executive officer and director for the benefit of Mr. Huizenga.

(3)	Consists of 21,000 shares of common stock held by Mr. Prussky and 3,300 shares of common stock held by Mr. Prussky's spouse, Erica Prussky.
(4)
Consists of 2,420,779 shares of common stock held by Mr. Huizenga.  Mr. Huizenga is the Chairman of the Board of Directors of Huizenga Holdings, Inc. The business address of Huizenga Holdings, Inc. is 450 E. Las Olas Blvd., Suite 1500, Fort Lauderdale, Florida 33301.

(5)	Consists of 2,500,531 shares of common stock held by Mr. Berrard. Mr. Berrard's address is 4521 Sharon Road, Suite 370, Charlotte, North Carolina 28211.
(6)	Based on a Schedule 13G/A filed with the SEC on January 29, 2016. The reporting person’s address is c/o Poplar Point Capital Management LLC, 840 Hinckley Road, Suite 250, Burlingame, California 94010.
(7)
Based on a Schedule 13G filed with the SEC on August 31, 2015. Mr. Watson beneficially owns 1,128,226 shares of common stock, including 614,143 shares held by PWE, LLC and 514,083 shares held by Hart Acquisitions, LLC, each an entity controlled by Mr. Watson. Mr. Watson’s address is 1193 Seven Oaks Road, Waynesboro, Georgia 30830.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2015, with respect to all of our compensation plans under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by stockholders	487,213	(1)	$13.45	352,686
Equity compensation plans not approved by stockholders	-		-	-
Total	487,213		$13.45	352,686
____________
(1)
Includes 487,213 options to purchase shares of our common stock at a weighted average price of $13.45 per share and zero restricted stock units.  In connection with the Sale Transaction, all outstanding restricted stock units were cancelled on November 5, 2015 and the holders received $1.05 per share in cash.  Also in connection with the Sale Transaction, all outstanding stock options vested on November 1, 2015 and were subsequently cancelled on February 2, 2016.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

The Board of Directors has determined that the following non-employee directors are “independent” in accordance with the NASDAQ rules and have no material relationship with the Company, except as a director and a stockholder of the Company: Mr. Burke, Mr. Handley, Mr. Pruitt and Mr. Prussky. In determining the independence of each of the non-employee directors, the Board of Directors considered the relationships described under “Related Party Transactions.”

In each case, the relationships did not violate NASDAQ listing standards or our Principles, and the Board of Directors concluded that such relationships would not impair the independence of our non-employee directors.

Related Party Transactions

As set forth in the written Audit Committee Charter, our Audit Committee must approve all transactions with related persons as described in Item 404 of Regulation S-K under the Exchange Act. The following is a summary of agreements or transactions with parties related to our directors, executive officers, or us since January 1, 2014.

The SCA Group, LLC

On June 11, 2013, the Company entered into an Executive Services Agreement with The SCA Group, LLC (the “SCA Group”), effective June 9, 2013, in connection with the services provided by William T. Nanovsky as Senior Vice President and Chief Financial Officer of the Company (the “Executive Services Agreement”).  The Executive Services Agreement replaced the Interim Services Agreement, effective September 24, 2012, with the SCA Group.  Pursuant to the Executive Services Agreement, the Company will pay the SCA Group a bi-weekly fee of $1,153.85 and Mr. Nanovsky a bi-weekly salary of $10,384.61, such amounts may increase on an annual basis consistent with the Company's policy as it applies to its senior management. Mr. Nanovsky will participate in the Company's bonus program, as it applies to senior management, with a bonus target of 50% of the payments to the SCA Group and Mr. Nanovsky. Any bonus will be paid 10% to SCA Group and 90% to Mr. Nanovsky. Mr. Nanovsky will remain a partner of SCA Group. We paid the SCA Group an aggregate of $30,962 and $30,000 pursuant to the Executive Services Agreement during 2015 and 2014, respectively.

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

The Executive Services Agreement may be terminated by either party by providing a minimum of 30 days' advance notice. Also, the SCA Group may terminate the Executive Services Agreement immediately upon written notice to the Company if (i) the Company is engaged in or asks the SCA Group or any SCA Group professional to engage in or ignore any illegal or unethical activity, (ii) Mr. Nanovsky ceases to be a SCA Group professional for any reason, (iii) Mr. Nanovsky becomes disabled, or (iv) the Company fails to pay any amounts due to the SCA Group under the Executive Services Agreement when due. In lieu of terminating the Executive Services Agreement under (ii) and (iii) above, upon mutual agreement of the parties, Mr. Nanovsky may be replaced by another SCA Group professional.

In addition, pursuant to the Executive Services Agreement, Mr. Nanovsky will participate in the Company's Amended and Restated 2010 Stock Incentive Plan (the “Stock Incentive Plan”). Any awards granted will be issued 10% as a warrant to the SCA Group and 90% to Mr. Nanovsky under the Stock Incentive Plan.

On June 10, 2013, in connection with the Executive Services Agreement, the Company granted Mr. Nanovsky an option to purchase 13,500 shares of common stock of the Company under the Stock Incentive Plan with an exercise price of $9.30. The option vested annually in four equal installments commencing on the first anniversary of the grant date. The option originally had a term of ten years.  In connection with the Sale Transaction, these options vested on November 1, 2015 and were cancelled on February 2, 2016.

Also in connection with the Executive Services Agreement, on June 10, 2013, the Company granted the SCA Group a warrant to purchase 1,500 shares of common stock of the Company with an exercise price of $9.30. The warrant vests annually in four equal installments commencing on June 10, 2014. During 2014, the SCA Group was granted a warrant to purchase 2,000 shares of common stock of the Company with an exercise price of $4.04, which vested in four equal installments commencing on August 7, 2014. The warrants originally had a term of ten years.  In connection with the Sale Transaction, these warrants were vested on November 1, 2015 and cancelled on February 2, 2016.

On February 19, 2016, Mr. Nanovsky resigned as Senior Vice President, Chief Financial Officer and Secretary effective March 31, 2016. As a result, the Executive Services Agreement (described below) will be terminated effective March 31, 2016.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES.

On May 15, 2015, the Company’s Audit Committee approved the dismissal of BDO USA, LLP (“BDO”) as the Company’s independent registered public accounting firm, effective May 18, 2015.  Also, on May 15, 2015, the Company’s Audit Committee approved the engagement of Grant Thornton LLP (“Grant Thornton”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2015.  The engagement of Grant Thornton was effective May 19, 2015.

Auditor Fees and Services

The following table sets forth Grant Thornton’ and BDO's fees for the year ended December 31, 2015 and 2014.

	2015	2014

Audit Fees	$914,000	$1,288,000
Tax Fees	90,000	125,000
All Other Fees (1)	1,663,000	419,000
Total	$2,667,000	$1,832,000
_____________
(1)	These amounts relate to costs incurred by BDO associated with certain government agencies' ongoing inquiries and request for information related to the Company.

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

All services provided by Grant Thornton and BDO during the fiscal years ended December 31, 2015 and 2014 were approved by the Audit Committee. The Audit Committee has delegated to its Chair the authority to pre-approve services, up to a specified fee limit, to be rendered by the independent registered public accounting firm and requires that the Chair report to the Audit Committee any pre-approved decisions made by the Chair at the next scheduled meeting of the Audit Committee.

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

2.4
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

10.40
Second Amendment to Employment Agreement by and between Swisher Hygiene Inc. and William M. Pierce, dated January 31, 2015 (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on April 1, 2015). †

10.41
Letter Agreement, dated as of March 25, 2015, by and among Siena Lending Group LLC and the Borrowers listed thereto (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on April 1, 2015).

10.42
Waiver letter, dated May 11, 2015 by Siena Lending Group LLC (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the Securities and Exchange Commission on May 11, 2015).

10.43	Deferred Prosecution Agreement, dated October 7, 2015, by and between the United States of America and Swisher Hygiene Inc.
21.1	Subsidiaries of Swisher Hygiene Inc.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
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

SWISHER HYGIENE INC. (Registrant)

Dated: March 15, 2016	By:	/s/ William M. Pierce
William M. Pierce
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William M. Pierce	President, Chief Executive Officer, and Director	March 15, 2016
William M. Pierce	(Principal Executive Officer)

/s/ William T. Nanovsky	Senior Vice President, Chief Financial Officer and Secretary	March 15, 2016
William T. Nanovsky	(Principal Financial Officer and Principal Accounting Officer)

/s/ Richard L. Handley	Chairman of the Board	March 15, 2016
Richard L. Handley

/s/ Joseph Burke	Director	March 15, 2016
Joseph Burke

/s/ William D. Pruitt	Director	March 15, 2016
William D. Pruitt

/s/ M. David Prussky	Director	March 15, 2016
M. David Prussky

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SWISHER HYGIENE INC. AND SUBSIDIARIES

Consolidated Financial Statements as of December 31, 2015 and 2014, and for the Two Years Ended December 31, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Swisher Hygiene Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Swisher Hygiene Inc. (a Delaware corporation) and Subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of operations and comprehensive loss, equity, and cash flows for the year ended December 31, 2015. Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Swisher Hygiene Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Columbia, South Carolina
March 15, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors
Swisher Hygiene Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Swisher Hygiene Inc. and Subsidiaries (the "Company") as of December 31, 2014 and the related consolidated statements of operations and comprehensive loss, equity, and cash flows for the year ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Swisher Hygiene Inc. and Subsidiaries as of December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements for the period ended December 31, 2014 were prepared assuming that the Company will continue as a going concern. As described in Note 1 to the 2014 consolidated financial statements, the Company has suffered recurring losses from operations and has not generated positive cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters were also described in Note 1 to the 2014 financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP
Charlotte, North Carolina

March 31, 2015, except for the effects of discontinued operations and assets held for sale described in Note 2 to the consolidated financial statements as to which the date is March 15, 2016

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014
(In thousands except share data)

	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$25,228	$-
Restricted cash	318	-
Accounts receivable	2,158	-
Other assets	1,513	911
Current assets of discontinued operations	-	43,790
Total current assets	29,217	44,701
Property and equipment, net	26	-
Other noncurrent assets	162	203
Noncurrent assets of discontinued operations	-	68,295
Total assets	$29,405	$113,199

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$587	$508
Accrued payroll and benefits	235	576
Accrued expense	2,650	1,249
Long-term debt and obligations due within one year	-	1,790
Liabilities of discontinued operations	-	21,979
Total current liabilities	3,472	26,102
Long term debt and obligations	-	1,078
Deferred income taxes	-	-
Other long term liabilities	1,575	3,340
Long-term liabilities of discontinued operations	-	1,389
Total noncurrent liabilities	1,575	5,807

Commitments and contingencies

Equity
Preferred stock, par value $0.001, authorized 10,000,000 shares; no shares issued and outstanding at December 31, 2015 and 2014	-	-
Common stock, par value $0.001, authorized 600,000,000 shares; 17,675,220 shares and 17,612,278 shares issued and outstanding at December 31, 2015 and 2014	18	18
Additional paid-in capital	390,557	389,942
Accumulated deficit	(364,953)	(307,363)
Accumulated other comprehensive loss	(1,264)	(1,307)
Total equity	24,358	81,290
Total liabilities and equity	$29,405	$113,199

See Accompanying Notes to Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Two Years Ended December 31, 2015
(In thousands except share and per share data)

	2015	2014
Revenue	$-	$-

Costs and expenses
Selling, general, and administrative expenses	9,260	6,364
Depreciation and amortization	1	-
Total costs and expenses	9,261	6,364
Other expense, net	(2,065)	(134)
Loss from continuing operations before income taxes	(11,326)	(6,498)
Income tax (expense) benefit	-	-
Loss from continuing operations	(11,326)	(6,498)

Discontinued operations
Loss from discontinued operations	(46,307)	(40,399)
Income tax benefit	43	89
Loss on discontinued operations	(46,264)	(40,310)
Net loss	(57,590)	(46,808)

Comprehensive loss
Employee benefit plan adjustment, net of tax	(82)	(747)
Foreign currency translation adjustment	125	(31)
Comprehensive loss	$(57,547)	$(47,586)

Loss per share (1)
Basic and diluted (Continuing operations)	$(0.64)	$(0.37)
Basic and diluted (Discontinued operations)	$(2.61)	$(2.27)
Basic and diluted	$(3.25)	$(2.64)

Weighted-average common shares used in the computation of loss per share (1)
Basic and diluted	17,741,051	17,723,866

(1)	All outstanding share amounts and computations using such amounts have been retroactively adjusted to reflect the June 3, 2014 one-for-ten reverse stock split.

See Accompanying Notes to Consolidated Financial Statements

 SWISHER HYGIENE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE TWO YEARS ENDED DECEMBER 31, 2015
(In thousands except share data)

STOCKHOLDERS' EQUITY

	Common Stock (1)		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total
	Shares	Amount	Capital (1)	Deficit	(Loss)	Equity
Balance at December 31, 2013	17,576,741	$18	$388,252	$(260,555)	$(529)	$127,186
Stock based compensation	-	-	1,740	-	-	1,740
Shares withheld related to income taxes on RSUs	(10,857)	-	(47)	-	-	(47)
Shares issued in connection with RSU delivery	46,394	-	(3)	-	-	(3)
Employee benefit plan adjustment, net of tax	-	-	-	-	(747)	(747)
Foreign currency translation adjustment	-	-	-	-	(31)	(31)
Net loss	-	-	-	(46,808)	-	(46,808)
Balance at December 31, 2014	17,612,278	18	389,942	(307,363)	(1,307)	81,290
Stock based compensation	-	-	704	-	-	704
Accelerated vesting of RSUs	-	-	(73)	-	-	(73)
Payout in lieu of issuing RSUs	-	-	(12)	-	-	(12)
Shares issued in connection with RSU delivery	62,942	-	(4)	-	-	(4)
Employee benefit plan adjustment, net of tax	-	-	-	-	(82)	(82)
Foreign currency translation adjustment	-	-	-	-	125	125
Net loss	-	-	-	(57,590)	-	(57,590)
Balance at December 31, 2015	17,675,220	18	390,557	(364,953)	(1,264)	24,358

(1)	All outstanding share amounts and computations using such amounts have been retroactively adjusted to reflect the June 3, 2014 one-for-ten reverse stock split.

See Accompanying Notes to Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWO YEARS ENDED DECEMBER 31, 2015
(In thousands)

	2015	2014
Operating activities
Net loss	$(57,590)	$(46,808)
Adjustments to reconcile net loss to cash used in operating activities:
Net loss from discontinued operations, net of tax	46,264	40,310
Depreciation and amortization	1	-
Accounts receivable	2,249	-
Accounts payable, accrued expense and other current liabilities	(669)	1,803
Other assets and non-current assets	(561)	6
Net cash used in operating activities of continuing operations	(10,306)	(4,689)
Net cash used in operating activities of discontinued operations	(6,635)	(3,764)
Cash used in operating activities	(16,941)	(8,453)
Investing activities
Purchases of property and equipment	(27)	-
Restricted cash	(318)	-
Net cash used in investing activities of continuing operations	(345)	-
Net cash provided by (used in) investing activities of discontinued operations	38,177	(1,544)
Cash provided by (used in) investing activities	37,832	(1,544)
Financing activities
Principal payments on debt	(2,867)	(5,282)
Proceeds from debt issuances	-	1,097
Proceeds from line of credit, net of issuance costs	40,485	-
Payments on line of credit	(40,485)	-
Taxes paid related to income tax withheld on settlement of equity awards	-	(50)
Net cash used in financing activities of continuing operations	(2,867)	(4,235)
Net cash used in financing activities of discontinued operations	(29)	-
Cash used in financing activities	(2,896)	(4,235)

Net increase (decrease) in cash and cash equivalents	17,995	(14,232)
Cash and cash equivalents at the beginning of the period (1)	7,233	21,465
Cash and cash equivalents at the end of the period (1)	$25,228	$7,233

Supplemental Cash Flow Information
Cash paid for interest (including discontinued operations)	$351	$150
Cash received for interest (including discontinued operations)	$-	$9
Cash paid for income taxes (including discontinued operations)	$19	$51
Proceeds on note payable related to insurance financing	$1,789	$1,097
Payments on note payable related to insurance financing	$2,559	$-

(1)	The December 31, 2014 cash is included in current assets of discontinued operations in the consolidated balance sheet.

See Accompanying Notes to Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal Operations

             On August 13, 2015, Swisher Hygiene Inc. announced that it had agreed to sell the stock of its wholly owned U.S. subsidiary Swisher International, Inc. and other assets relating to Swisher Hygiene Inc.'s U.S. operations, which comprise all of the Company’s remaining operating interests, to Ecolab Inc ("Ecolab"). We refer to the transaction pursuant to the purchase agreement between the Company and Ecolab dated August 12, 2015 as the "Sale Transaction." At closing, Ecolab paid the closing purchase price of $40.5 million, less a $2.0 million holdback to address working capital and other adjustments in accordance with the agreement governing the Sale Transaction.  The net proceeds were adjusted by the following items subsequent to closing: $0.2 million receivable for the final adjusted cash balance, $2.0 million of transaction costs for consulting and legal fees, and the $0.9 million purchased cash balance, net of $0.2 million debt assumed. In the Sale Transaction, the Company retained certain debt and liabilities as set forth in the purchase agreement governing the sale. The sale was approved at the Annual Meeting of Stockholders on October 15, 2015, and the sale was completed on November 2, 2015, with an effective date of November 1, 2015. Subsequent to the Sale Transaction, it was determined the $2.0 million holdback would be paid to the Company without any adjustment for working capital.  At December 31, 2015, the $2.2 million amount in accounts receivable on the consolidated balance sheet is due from Ecolab and includes the $2.0 million holdback plus $0.2 million final cash adjustment.  The $2.0 million holdback was received from Ecolab in January 2016.

As a result of the Sale Transaction a loss of $2.6 million was recorded after the $22.6 million impairment charge was recognized in the quarter ended September 30, 2015, and is included in discontinued operations in the consolidated statement of operations and comprehensive loss.  See Note 2, "Discontinued Operations and Assets Held for Sale," and Note 3, "Goodwill and Other Intangible Assets" for a further description of the $2.6 million loss on sale and the $22.6 million impairment charge. In the Sale Transaction, the Company retained certain debt and liabilities as set forth in the purchase agreement governing the sale. Swisher Hygiene Inc. will no longer have any continuing involvement with the operations or cash flows of Swisher International, Inc., and as a result, Swisher Hygiene Inc. has presented the operations of Swisher International, Inc. as discontinued operations for the current and prior years.

Prior to the Sale Transaction, our principal executive offices were located at 4725 Piedmont Row Drive, Suite 400, Charlotte, North Carolina, 28210.

Swisher Hygiene Inc. and its wholly-owned subsidiaries (the “Company” or “we” or “our”) provided essential hygiene and sanitizing solutions that included cleaning and sanitizing chemicals, restroom hygiene programs and a full range of related products and services.   We sold consumable products such as detergents, cleaning chemicals, soap, paper, water filters and supplies, together with the rental and servicing of dish machines and other equipment for the dispensing of those products as well as additional services such as the cleaning of facilities.  We served customers in a wide range of end-markets, with a particular emphasis on the foodservice, hospitality, retail, and healthcare industries.

Basis of Presentation and Principles of Consolidation

Intercompany balances and transactions have been eliminated in consolidation.  Certain reclassifications, including those described further in Note 2, “Discontinued Operations and Assets Held for Sale,” have been made to prior year amounts for consistency with the current period presentation.  Financial information, other than share and per share data, is presented in thousands of dollars.

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

Segments

Prior to the Sale Transaction, we operated in one business segment, the manufacturing, distribution and delivery of hygiene and sanitizing services, products and solutions. We defined business segments as components of an organization for which discrete financial information was available and operating results were evaluated on a regular basis by the chief operating decision maker (“CODM”) in order to assess performance and allocate resources. Our CODM was the Company’s President and Chief Executive Officer. Characteristics of our organization which were relied upon in making this determination included the similar nature of the products and services we sold, the functional alignment of our organizational structure, and the reports that were regularly reviewed by the CODM for the purpose of assessing performance and allocating resources.

Cash Equivalents

The Company considers all cash accounts and all highly liquid short term investments purchased with an original maturity of three months or less at date of purchase to be cash equivalents. As of December 31, 2015 and 2014, the Company did not have any investments with maturities greater than three months.

Restricted Cash

Restricted cash at December 31, 2015 consists of an account with a maturity of July 3, 2016 to secure a workers’ compensation letter of credit.  Restricted cash at December 31, 2014 consists of amounts held in a collateral account to secure purchase card balances and electronic cash transfers and is included in the current assets of discontinued operations in the consolidated balance sheet.

Accounts Receivable

Accounts receivable at December 31, 2015 relate to receivable amounts related to the Sale Transaction.  Prior to the Sale Transaction, accounts receivable principally consisted of amounts due from customers for product sales and services.  Accounts receivable were reported net of an allowance for doubtful accounts (“allowance”) and interest was generally not charged to customers on delinquent balances. The allowance was management’s best estimate of uncollectible amounts and was based on a number of factors, including overall credit quality of customers, the age of outstanding customer balances, historical write-off experience and specific customer account analysis that projects the ultimate collectability of the outstanding balances. When accounts receivable amounts were considered uncollectible, the amounts were written-off against the allowance for doubtful accounts. The allowance was zero and $1.0 million at December 31, 2015 and 2014, respectively.  The December 31, 2014 amount is included in the assets of discontinued operations in the consolidated balance sheet.

Inventory

Prior to the Sale Transaction, inventory consisted of purchased items, materials, direct labor, and other manufacturing related overhead and was stated at the lower of cost or market determined using the first in-first out costing method. The Company routinely reviewed inventory for excess and slow moving items as well as for damaged or otherwise obsolete items and for items selling at negative margins. When such items were identified, a reserve was recorded to adjust their carrying value to their estimated net realizable value. The reserve was zero and $0.8 million at December 31, 2015 and 2014, respectively.  The December 31, 2014 amount is included in the assets of discontinued operations in the consolidated balance sheet.

Property and Equipment

At December 31, 2015, property and equipment consisted of computer software, which is being depreciated using the straight-line method over 1.5 years.  A shorter life is being used for the computer software due to the uncertainty of the useful life of the software.  Property and equipment is stated at cost, less accumulated depreciation and amortization.

Prior to the Sale Transaction, depreciation and amortization was provided using the straight-line method over the estimated useful lives of individual assets or classes of assets as follows:

Years
Items in service	2 – 7
Equipment, laundry facility equipment and furniture	3 - 20
Vehicles	5
Computer equipment	3
Computer software	3 - 7
Building and leasehold improvements	1 - 40

Items in service consisted of various systems that dispensed the Company’s cleaning and sanitizing products, linens, dish machines and dust control products. Included in the capitalized cost of items in service were costs incurred to install certain equipment for customer locations under long-term contracts. These costs included labor, parts and supplies. Costs of significant additions, renewals and betterments, are capitalized and depreciated. Maintenance and repairs are charged to expense when incurred.

The Company capitalized certain costs incurred during the application development stage associated with the development of new software products for internal use. Research and development costs in the preliminary project stage were expensed. Internal and external training costs and maintenance costs in the post-implementation operation stage were also expensed. Capitalized software costs were amortized over the estimated useful lives of the software commencing upon operational use.

Purchase Accounting for Business Combinations

The Company accounted for acquisitions by allocating the fair value of the consideration transferred to the fair value of the assets acquired and liabilities assumed on the date of the acquisition and any remaining difference was recorded as goodwill. Adjustments may have been made to the preliminary purchase price allocation when facts and circumstances that existed on the date of the acquisition surfaced during the allocation period subsequent to the preliminary purchase price allocation, not to exceed one year from the date of acquisition. Contingent consideration was recorded at fair value based on the facts and circumstances on the date of the acquisition and any subsequent changes in the fair value were recorded through earnings each reporting period. Transactions that occurred in conjunction with or subsequent to the closing date of the acquisition were evaluated and accounted for based on the facts and substance of the transactions.

Goodwill

Goodwill is not amortized but rather tested for impairment at least annually. The Company tested goodwill for impairment annually during the fourth quarter of each fiscal year. Goodwill was also tested for impairment between annual tests if an event occurred or circumstances changed that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  Impairment testing for goodwill was done at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (also known as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component.  The Company concluded prior to the Sale Transaction that it had one reporting unit.

When testing goodwill for impairment, the Company assessed qualitative factors to determine whether it was more likely than not (that is, a likelihood of more than 50 percent) that the Company’s fair value was less than its carrying amount, including goodwill. Alternatively, the Company may have bypassed this qualitative assessment and performed step 1 of the two-step goodwill impairment test. This step required the determination of the fair value of the reporting unit. If we performed step 1 and the carrying amount of the reporting unit exceeded its fair value, we would have performed step 2 to measure such impairment.

Determining fair value included the use of significant estimates and assumptions.  Management utilized an income approach, specifically the discounted cash flow technique as a means for estimating fair value. This discounted cash flow analysis required various assumptions including those about future cash flows, customer growth rates and discount rates. Expected cash flows were based on historical customer growth, including attrition, future strategic initiatives and continued long-term growth of the business. The discount rates used for the analysis reflected a weighted average cost of capital based on industry and capital structure adjusted for equity risk and size risk premiums. These estimates could have been affected by factors such as customer growth, pricing, and economic conditions that could have been difficult to predict. During the second quarter of 2014, in conjunction with its impairment test, the Company recorded a goodwill impairment charge of $5.8 million, and is included in discontinued operations in the consolidated statement of operations and comprehensive loss as further discussed in Note 3, “Goodwill and Other Intangible Assets”.

Other Intangible Assets

Identifiable intangible assets included customer relationships, non-compete agreements, trade names and trademarks, and formulas. The fair value of these intangible assets at the time of acquisition was estimated based upon various valuation techniques including replacement cost and discounted future cash flow projections.  Customer relationships were amortized on a straight-line basis over the expected average life of the acquired accounts, which was typically five to ten years based upon a number of factors, including historical longevity of customers and contracts acquired and historical retention rates. The non-compete agreements were amortized on a straight-line basis over the term of the agreements, typically not exceeding five years. Formulas were amortized on a straight-line basis over their estimated useful life of twenty years. The Company reviewed the recoverability of these assets if events or circumstances indicated that the assets may have been impaired and periodically reevaluates the estimated remaining lives of these assets.

Trade names and trademarks were considered to be indefinite lived intangible assets unless specific evidence existed that a shorter life was more appropriate.   Indefinite lived intangible assets were tested, at a minimum, on an annual basis, using a discounted cash flow approach, or sooner whenever events or changes in circumstances indicated that an asset may be impaired.

During the third quarter of 2015, as a result of the Sale Transaction, the Company performed an impairment analysis of its intangible assets in accordance with ASC 350, Intangible-Goodwill and Other, as of August 31, 2015. Based on the analysis performed, it was determined that an impairment of the Company’s intangible assets had occurred, resulting in an impairment charge of $10.0 million, which is reported as part of discontinued operations in the consolidated statement of operations and comprehensive loss as discussed in Note 3, "Goodwill and Other Intangible Assets."

Long-Lived Assets

Fixed assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset.  If such assets or asset groups are considered to be impaired the impairment to be recognized is measured by the amount by which the carrying amount of the assets or asset groups exceeds the related fair values.  The Company also performs a periodic assessment of the useful lives assigned to the long-lived assets, as previously discussed.  During the third quarter of 2015, as a result of the Sale Transaction, the Company performed an impairment analysis of its long-lived assets in accordance with ASC 360-10, Impairment or Disposal of Long-Lived Assets, as of August 31, 2015. Based on the analysis performed, it was determined that an impairment of the Company’s fixed assets had occurred, resulting in an impairment charge of $12.6 million, which is reported as part of discontinued operations in the consolidated statement of operations and comprehensive loss as discussed in Note 5, "Property and Equipment."

Financial Instruments

The Company’s financial instruments, which may expose the Company to concentrations of credit risk, include cash and cash equivalents and accounts receivables.  The Company maintains cash deposits with major banks, which from time to time may exceed insured limits. The possibility of loss related to the financial condition of major banks is considered minimal.

The carrying amounts of cash and cash equivalents and accounts receivable approximate fair value due to the short maturity of these instruments. The fair value of the Company’s debt was estimated based on the current borrowing rates available to the Company for bank loans with similar terms and maturities and approximated the carrying value of these liabilities. Certain convertible promissory notes were recorded at fair value during 2014 as further described in Note 7, "Fair Value Measurements.”

Revenue Recognition

Prior to the Sale Transaction, revenue from product sales and service was recognized when the product was delivered to the customer or when services were performed, including product and service sales made under multiple deliverable agreements, which outline the pricing of products and the preferred frequency of delivery. Deliverables under these pricing arrangements were considered to be separate units of accounting, as defined by ASC 605-25, Revenue Recognition – Multiple-Element Arrangement, and due to the nature of the Company’s business, the timing of the delivery of products and performance of service was concurrent and ongoing and there were no undelivered elements.  Franchise and other revenue include product sales, royalties and other fees charged to franchisees in accordance with the terms of their franchise agreements.   Royalties and fees were recognized when earned and product sales were recognized as the product was delivered.

The Company’s sales policies provide for limited rights of return and, during the fiscal years 2015 and 2014, product returns were insignificant. The Company recorded estimated reductions to revenue for sales returns and for customer programs and incentive offerings, including pricing arrangements, rebates, promotions and other volume-based incentives at the time the sale was recorded.

Stock Based Compensation

The Company measured and recognized all stock based compensation at fair value at the date of grant and recognized compensation expense over the requisite service period for awards expected to vest. Determining the fair value of stock based awards at the grant dates required judgment, including estimating the share volatility, the expected term the award will be outstanding, and the amount of the awards that are expected to be forfeited. The Company utilized the Black-Scholes option pricing model to determine the fair value for stock options on the date of grant.

Effective February 19, 2016, the Swisher Hygiene Inc. 2010 Stock Incentive Plan was terminated by the Board of Directors.  All stock options and restricted stock units were cancelled before the plan was terminated.  See Note 10, “Equity Matters” for further information regarding the 2010 Stock Incentive Plan.

 Freight Costs

Shipping and handling costs for freight expense on goods shipped were included in cost of sales.  Shipping and handling costs for freight expense on goods received were capitalized to inventory where they were relieved to cost of sales when the product was sold.

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets where it is more likely than not that deferred tax assets will not be realized.

The Company’s policy is to evaluate uncertain tax positions under ASC 740-10, Income Taxes.  As of December 31, 2015 and 2014, and for the two years ended December 31, 2015, the Company has not identified any uncertain tax positions requiring recognition in the accompanying consolidated financial statements. The Company includes interest and penalties accrued in the consolidated financial statements as a component of interest expense.  No significant amounts were required to be recorded for the two year period ended December 31, 2015.

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

Pension Plan

An acquired subsidiary of CoolBrands International Inc. (“CoolBrands”) maintained a defined benefit pension plan ("the Plan") covering approximately 90 employees and is included in the continuing operations. Subsequent to the acquisition of CoolBrands in 2000, all future participation and all benefits under the Plan were frozen. The Plan provides retirement benefits based primarily on employee compensation and years of service up to the date of acquisition.  The Company recognizes in its continuing operations consolidated balance sheet the overfunded or underfunded status of the Plan measured as the difference between the fair value of Plan assets and the benefit obligation. The Company recognizes as a separate component of the continuing operations comprehensive loss the actuarial gains and losses that arise during the period that are not recognized as components of net periodic benefit cost. The Company measures the Plan assets and the Plan obligations as of December 31 and discloses additional information in the Notes to Consolidated Financial Statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses.

The calculation of net periodic benefit cost and the corresponding net liability requires the use of critical assumptions, including the expected long-term rate of return on Plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts. Net periodic benefit cost increases as the expected rate of return on Plan assets decreases. Future changes in Plan asset returns, assumed discount rates and other factors related to the participants in the Company’s Plan will impact the Company’s future net periodic benefit cost and liabilities. The Company cannot predict with certainty what these factors will be in the future however they are not expected to have a material effect on the Company’s financial position or cash flows.  The Company sent a notice of plan termination to participants in December 2015 and expects to terminate the Plan in 2016.  In connection with the termination, the Company will fund the Plan so there will be no minimum regulatory funding requirement in 2016.  Since the Company will fund the total benefit obligation, there will be no expected benefit payments under the Plan in future years.

Newly Issued Accounting Pronouncements

In April, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this ASU raises the threshold for a disposal to qualify as a discontinued operation and requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, expenses and cash flows of discontinued operations. Under the new guidance, the disposal of a component or group of components of a business will be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued. This accounting standard update is effective for annual periods beginning on or after December 15, 2014 and related interim periods, with early adoption allowed. This standard has been adopted by the Company and the impact is incorporated in the Company’s consolidated financial statements and disclosures.

In August, 2015, the FASB issued ASU No. 2015-14 which updated previously issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU is intended to clarify the principles for recognizing revenue by providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices; and providing more useful information to users of financial statements through improved revenue disclosure requirements. The updated ASU changed the effective date of the previously issued ASU, and made it effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this standard and has elected to not adopt the standard early.

In August 2014, the FASB issued ASU Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  This ASU provides guidance related to management’s responsibility to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and to provide related footnote disclosures. The new requirements are effective for the annual periods ending after December 15, 2016, and for interim periods and annual periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact of this standard and has elected to not adopt the standard early.

In April 2015 and August 2015, the FASB issued ASU 2015-03 (ASC Subtopic 835-30), Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15 (ASC Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements- Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, respectively. The ASUs require that debt issuance costs related to a recognized debt liability, with the exception of those related to line-of-credit arrangements, be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements and disclosures.

In September 2015, the FASB issued ASU 2015-16 (ASC Topic 805), Business Combinations Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this update require that an acquirer recognize measurement period adjustments in the period in which the adjustments are determined. The income effects of such measurement period adjustments are to be recorded in the same period’s financial statements but calculated as if the accounting had been completed as of the acquisition date. The impact of measurement period adjustments to earnings that relate to prior period financial statements are to be presented separately on the income statement or disclosed by line item. The amendments in this update are for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for public business entities for reporting periods for which financial statements have not yet been issued. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements and disclosures.

In November 2015, the FASB issued ASU 2015-17 (ASC Topic 740), Income Taxes Balance Sheet Classification of Deferred Taxes. The amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted by all entities as of the beginning of an interim or annual reporting period. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements and disclosures.

In January 2016, the FASB issued ASU 2016-01 (ASC Subtopic 825-10), Financial Instruments- Overall Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU require entities to measure all investments in equity securities at fair value with changes recognized through net income. This requirement does not apply to investments that qualify for the equity method of accounting, to those that result in consolidation of the investee, or for which the entity meets a practicability exception to fair value measurement. Additionally, the amendments eliminate certain disclosure requirements related to financial instruments measured at amortized cost and add disclosures related to the measurement categories of financial assets and financial liabilities. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for only certain portions of the ASU. The Company is in the process of assessing the impact, if any, on its consolidated financial statements.

NOTE 2 — DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Discontinued Operations

As described in Note 1, "Operations and Summary of Significant Accounting Policies," on August 13, 2015, Swisher Hygiene Inc. announced that it had agreed to sell the stock of its wholly owned U.S. subsidiary Swisher International, Inc. and other assets relating to Swisher Hygiene Inc.'s U.S. operations, which comprise all of the Company’s remaining operating interests, to Ecolab. At closing, Ecolab paid the closing purchase price of $40.5 million, less a $2.0 million holdback to address working capital and other adjustments in accordance with the agreement governing the Sale Transaction.  The net proceeds were adjusted by the following items subsequent to the closing: $0.2 million receivable for the final adjusted cash balance, $2.0 million of transaction costs for consulting and legal fees, and the $0.9 million purchased cash balance, net of $0.2 million debt assumed. In the Sale Transaction, the Company retained certain debt and liabilities as set forth in the purchase agreement governing the sale. The sale was approved at the Annual Meeting of Stockholders on October 15, 2015, and the sale was completed on November 2, 2015, with an effective date of November 1, 2015. Subsequent to the Sale Transaction, it was determined the $2.0 million holdback would be paid to the Company without any adjustment for working capital.  At December 31, 2015, the $2.2 million amount in accounts receivable on the consolidated balance sheet is due from Ecolab and includes the $2.0 million holdback plus $0.2 million final cash adjustment.  The $2.0 million holdback was received from Ecolab in January 2016.

As a result of the Sale Transaction a loss of $2.6 million was recorded after the impairment charges described below were recognized in the quarter ended September 30, 2015, and is included in discontinued operations in the consolidated statement of operations and comprehensive loss.  Swisher Hygiene Inc. no longer has any continuing involvement with the operations or cash flows of Swisher International, Inc., and as a result, Swisher Hygiene Inc. has presented the operations of Swisher International, Inc. as discontinued operations for the current and prior years. In accordance with the criteria specified in ASC 205 Presentation of Financial Statements and ASC 360, Property, Plant and Equipment, these related assets and liabilities are reported as assets of discontinued operations in the consolidated balance sheet.

As a result of the Sale Transaction, the Company performed an impairment analysis of its long-lived assets in accordance with ASC 360-10,Impairment or Disposal of Long-Lived Assets, and an impairment analysis on intangible assets in accordance with ASC 350, Intangible-Goodwill and Other, as of August 31, 2015. Based on the analysis performed, it was determined that an impairment of the Company’s fixed assets and intangible assets had occurred, resulting in an impairment charge of $12.6 million and $10.0 million, respectively, which is reported as part of discontinued operations in the consolidated statement of operations and comprehensive loss as discussed in Note 3, "Goodwill and Other Intangible Assets."

The following tables provide a reconciliation of the carrying amounts of major classes of assets and liabilities which are included in discontinued operations in the accompanying consolidated balance sheet at December 31, 2014.  At December 31, 2015, there were no remaining assets or liabilities of the discontinued operations.

December 31,
Assets of discontinued operations	2014
Current assets:
Cash and cash equivalents	$7,233
Restricted cash	231
Accounts receivable	18,751
Inventory	15,426
Deferred tax asset	534
Other current assets	1,615
Total current assets	43,790

Property and equipment	37,037
Intangibles	29,446
Other noncurrent assets	1,812
Total noncurrent assets	68,295

Total Assets	$112,085

Liabilities of discontinued operations
Current liabilities:
Accounts payable	$13,119
Accrued payroll and benefits	2,893
Accrued expenses	5,873
Short term obligations	94
Total current liabilities	21,979

Deferred tax liabilities	558
Long term obligations	107
Other long term liabilities	724
Total noncurrent liabilities	1,389

Total liabilities	$23,368

The following table summarizes the results of discontinued operations for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Revenue	$142,713	$193,757

Cost of sales	66,684	89,101
Route expense	37,599	50,595
Selling, general and administrative	46,538	62,905
Depreciation and amortization	13,494	21,216
Impairments	22,807	8,810
Loss on Sale Transaction	2,615	-
Other (income) expenses, net	(717)	1,529
Loss from discontinued operations	(46,307)	(40,399)
Income tax benefit	43	89
Net loss from discontinued operations	$(46,264)	$(40,310)

Assets Held For Sale

The disposal groups mentioned below are included in discontinued operations in the Company’s consolidated financial statements.

During 2013, the Company commenced an active program to sell certain non-core assets and routes related to its linen and dust operations.  In 2014, the Company ceased operations at a linen processing plant.  During March 2015, the Board of Directors of the Company approved a resolution to sell the Company’s remaining linen operation and in July 2015, the Board of Directors approved the sale of the Canadian operations.

During 2014, the Company updated its estimates of the fair value of certain linen routes and operations to reflect various events that occurred during the year.  The cumulative impairment loss for the twelve months ended December 31, 2014 was $3.0 million and is included in other expense of discontinued operations in the in the consolidated statements of operations and comprehensive loss, of which $1.9 million was attributable to a reduction in the estimate of net sales proceeds for a linen processing operation.  The factors driving the $1.9 million reduction were the cancellation notifications received during April and May 2014 from three major customers resulting in a significant loss of forecasted revenue; and the operation’s 2014 year-to-date loss which was in excess of the Company’s estimates. The asset fair value of this linen processing operation was written down to zero in the second quarter of 2014 and was closed during the fourth quarter of 2014.

The Company completed the sale of the remaining linen operation on May 12, 2015 receiving $4.0 million in cash and notes receivable plus purchased accounts receivables, resulting in a gain of $0.9 million. The gain is included in other income of discontinued operations in the consolidated statement of operations and comprehensive loss.  On August 4, 2015, the Company completed the sale of the Canadian operations for $2.6 million in cash and $0.1 million in respect of outstanding accounts payable, net of outstanding accounts receivable.  The sale of the Canadian operations resulted in a gain on the sale of $1.4 million, which is included in other income of discontinued operations in the consolidated statement of operations and comprehensive loss.

The Company completed several sales transactions during the twelve months ended December 31, 2014, which resulted in the net receipt of $1.6 million in cash and the remainder in receivables.  A loss on these sales of $0.9 million was incurred and included a write-off of $0.6 million of the receivable balances.  The receivable balances were primarily for contingent sales proceeds that were based on post-closing revenues of previously sold routes which were lower than estimated.  The total loss of $0.9 million for the twelve months ended December 31, 2014, is included in other expense of discontinued operations in the condensed consolidated statements of operations and comprehensive loss.

There were no assets held for sale as of December 31, 2014 and December 31, 2015.

 NOTE 3 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets were recognized in connection with the Company’s acquisitions and substantially all of the balance was expected to be fully deductible for income tax purposes over 15 years.  Changes in the carrying amount of goodwill during the year ended December 31, 2014 and included in discontinued operations were as follows:

2014
Gross balance- beginning	$5,821
Impairment loss	(5,821)
Net balance – ending	$-

The Company’s accounting policy was to perform an annual goodwill impairment test in the fourth quarter or more frequently whenever events or circumstances indicated that goodwill or the carrying value of intangible assets may not be recoverable.  On a quarterly basis, we monitored the key drivers of fair value to detect the existence of indicators or changes that would warrant an interim impairment test for our goodwill and intangible assets.   Due to a shortfall in sales compared to expectations in the quarter ended June 30, 2014, the Company elected to bypass the qualitative analysis step and proceed directly to step 1 of the goodwill impairment test.  Step 1 of the goodwill impairment test was performed with the assistance of an independent valuation specialist using the discounted cash flow method (“DCF”.)  Based on this analysis, it was determined that the Company’s net book value exceeded its fair value thereby necessitating the performance of step 2 of the goodwill impairment test.  The decrease in estimated fair value was driven by lower actual revenue compared to 2014 projections.  The growth rates for the second half of 2014 and the first half of 2015 were revised to reflect the lower revenue during the six months ended June 30, 2014.  The effect of these revisions resulted in a loss of estimated fair value resulting in a write-off of the remaining goodwill balance with a non-cash impairment charge of $5.8 million during 2014, which is included in discontinued operations in the consolidated statement of operations and comprehensive loss.

We believe the cash flow projections and valuation assumptions used were reasonable and consistent with market participants. The key variables that drove our cash flows were customer growth and attrition and operational efficiencies.  The terminal value growth rate assumption as well as the WACC rate both represented additional key variables in the DCF model.  The estimates and assumptions used are subject to uncertainty.

Other Intangible Assets

	Weighted-average Amortization Period (Years)	Gross Carrying Amount	AccCumulated Amortization	Net Book Value
At December 31, 2014
Customer relationships	8.9	$50,635	$(27,838)	$22,797
Non-compete agreements	4	9,098	(8,032)	1,066
Formulas	20	4,544	(772)	3,772
Trademarks/Trade names	(A)	2,151	(340)	1,811
Total		$66,428	$(36,982)	$29,446

(A) Consist of indefinite lived and finite lived intangible assets.

All of the other intangible assets at December 31, 2014 were related to the discontinued operations.  As of December 31, 2015, there were no intangible assets remaining due to the Sale Transaction.  The fair value of the customer relationships acquired were based on future discounted cash flows expected to be generated from those customers. These customer relationships were amortized on a straight-line basis over five to ten years, which was primarily based on historical customer attrition rates.  The fair value of the non-compete agreements were amortized on a straight-line basis over the length of the agreements, typically with terms of five years or less.  The fair value of formulas was amortized on a straight-line basis over twenty years.

The Company performed an assessment of its proprietary chemical formulas in the quarter ended June 30, 2015 because of initiatives throughout the organization to reduce the number of active stock keeping units (“SKUs”). Upon completion of the assessment and impairment testing, it was determined that the fair value of formulas was lower than the net book value, resulting in an impairment charge of $0.2 million for the quarter ended June 30, 2015, which is included in discontinued operations in the consolidated statement of operations and comprehensive loss.

As described above in Note 2, “Discontinued Operations and Assets Held for Sale,” the Sale Transaction was completed on November 2, 2015, with an effective date of November 1, 2015. As a result of the Sale Transaction, the Company performed an impairment analysis of its long-lived assets in accordance with ASC 360-10, Impairment or Disposal of Long-Lived Assets, and ASC 350, Intangible-Goodwill and Other, as of August 31, 2015. Based on the analysis performed, it was determined that an impairment of the Company’s intangible assets had occurred, resulting in an impairment charge of $10.0 million, which is included in discontinued operations in the consolidated statement of operations and comprehensive loss.

Amortization expense was $5.1 million and $7.7 million for the years ended December 31, 2015 and 2014, respectively, which is included in discontinued operations in the consolidated statement of operations and comprehensive loss.

NOTE 4 — INVENTORY

Inventory was comprised of the components below at December 31, 2014 and is included in current assets of discontinued operations.  All inventory was sold in the Sales Transaction, thus inventory balances at December 31, 2015 are zero.

December 31,
2014
Finished goods	$12,285
Raw materials	2,781
Work in process	360
Total	$15,426

NOTE 5 — PROPERTY AND EQUIPMENT

All of the property and equipment and accumulated depreciation at December 31, 2015 is related to continuing operations and all of the property and equipment and accumulated depreciation at December 31, 2014 is related to discontinued operations.  Property and equipment, net as of December 31, 2015 and 2014 consist of the following:

	December 31,
	2015	2014
Items in service	$-	$48,928
Equipment, laundry facility equipment and furniture	-	10,276
Vehicles	-	2,380
Computer equipment	-	2,312
Computer software	27	7,378
Building and leasehold improvements	-	6,191
	27	77,465
Less accumulated depreciation and amortization	(1)	(40,428)
Property and equipment, net	$26	$37,037

Discontinued operations’ depreciation expense on property and equipment for the years ended December 2015 and 2014 was $8.4 million and $13.5 million, respectively, and is included in discontinued operations in the consolidated statement of operations and comprehensive loss. The cost and accumulated depreciation of fully depreciated assets are removed from the accounts when assets are disposed.

As of December 31, 2015 and 2014, computer software includes costs of zero and $6.3 million, respectively for upgrades to our enterprise reporting management system and the development of our technology platform for field service operations, accounting, billing and collections. The accumulated depreciation was $5.0 million as of December 31, 2014. The costs and accumulated depreciation are included in noncurrent assets of discontinued operations in the consolidated balance sheet.  Software costs capitalized during 2015 and 2014 were $0.1 million and $0.3 million, respectively.  The weighted average amortization period for capitalized software costs was 7 years. Depreciation and amortization expense for capitalized computer software costs included in discontinued operations in the consolidated statement of operations and comprehensive loss was $0.3 million for the year ended December 31, 2015 and $0.9 million for the year ended December 31, 2014.

There are no capital leases included in property and equipment as of December 31, 2015.  As of December 31, 2014, property and equipment included $0.4 million in recorded capital leases with $0.2 million in accumulated depreciation and is included in noncurrent assets of discontinued operations in the consolidated balance sheet. The gross amount of property and equipment recorded under capital leases as of December 31, 2014 consisted of $0.2 million in computers and $0.2 million in machinery and equipment.

As described above in Note 2, “Discontinued Operations and Assets Held for Sale,” the Sale Transaction was completed on November 2, 2015, with an effective date of November 1, 2015. As a result of the Sale Transaction, the Company performed an impairment analysis of its long-lived assets in accordance with ASC 360-10, Impairment or Disposal of Long-Lived Assets, as of August 31, 2015. Based on the analysis performed, it was determined that an impairment of the Company’s fixed assets had occurred, resulting in an impairment charge of $12.6 million, which is reported as part of discontinued operations.

NOTE 6 — LONG-TERM DEBT AND OBLIGATIONS

The major components of debt as of December 31, 2014 are listed below.  The amounts shown for discontinued operations are included in liabilities and long term liabilities of discontinued operations.  Proceeds from the Sale Transaction were used to pay off the outstanding debt and Ecolab assumed capital leases in conjunction with the Sale Transaction and thus, the long-term debt and obligations balance as of December 31, 2015 is zero.

	December 31, 2014
	Continuing Operations	Discontinued Operations
Notes payable	$1,193	$-
Convertible promissory notes, 4.0%: maturing at various dates through 2016	832	-
Capitalized lease obligations and other financing	843	201
Total debt and obligations	2,868	201
Long-term debt and obligations due within one year	(1,790)	(94)
Long-term debt and obligations	$1,078	$107

Notes Payable

In connection with certain acquisitions, the Company incurred or assumed notes payable as part of the purchase price. Two of the seller notes payable totaling $1.2 million as of December 31, 2014 were secured by letters of credit and the remaining notes payable were secured by the Company. At December 31, 2014, these obligations bore interest at rates ranging between 3.7% and 4.0%.  The remaining notes were paid in full with the proceeds from the Sale Transaction and the letters of credit securing the notes were cancelled.

Convertible promissory notes

During 2012 and 2011, the Company issued eighteen convertible promissory notes with an aggregate principal value of $10.9 million as part of total consideration paid for acquisitions that were recorded at fair value on the date of issuance. The Company made quarterly cash payments through each note’s maturity date. The ability to settle these notes with shares existed at the Company’s election into a maximum of 2,823,853 shares of common stock. The Company may have settled these notes at any time prior to and including the maturity date any portion of the outstanding principal amount, plus accrued interest in a combination of cash and shares of common stock. To the extent that the Company’s common stock was part of such settlement, the settlement price was the most recent closing price of the Company’s common stock on the trading day prior to the date of settlement.  Although none of these notes were settled with shares, if all notes outstanding at December 31, 2014 had been settled with shares, the Company would have issued approximately 444,886 shares of common stock.

Capital lease obligations and Other Financing

The Company entered into capitalized lease obligations with third party finance companies to finance the cost of certain dish machines. At December 31, 2014, these obligations bore interest at rates ranging between 4.0% and 18.4%.  The Company also entered into notes payables with third party finance companies to pay various insurance premiums.  At December 31, 2014, these obligations bore interest at rates ranging between 2.3% and 2.8%.  The capitalized leases and notes payable were either cancelled or assumed by Ecolab as part of the Sale Transaction.

2014 Revolving Credit Facility

On August 29, 2014, the Company entered into a $20.0 million revolving credit facility, through the execution of a Loan and Security Agreement, by and among the Company, as Guarantor, and certain subsidiaries of the Company, collectively, as Borrower, and Siena Lending Group LLC, as Lender (the “Credit Facility”).  The Credit Facility was paid in full and terminated on November 2, 2015 in connection with the Sale Transaction.  Interest on borrowings under the Credit Facility accrued at the Base Rate plus 2.00% and were payable monthly.  Base Rate was defined as the greater of (1) the Prime Rate, (2) the Federal Funds Rate plus 0.50%, or (3) 3.25%.  Borrowings and availability under the Credit Facility were subject to a borrowing base and limitations, and compliance with other terms specified in the agreement.  Borrowings under the Credit Facility were secured by a first priority lien on certain of the Company’s and its subsidiaries’ assets.   The Credit Facility contained certain customary representations and warranties, and certain customary covenants on the Company’s ability to, among other things, incur additional indebtedness, create liens or other encumbrances, sell or otherwise dispose of assets, pay dividends, and merge or consolidate with other entities or enter into a change of control transaction. The Credit Facility contained various events of default.

NOTE 7 — FAIR VALUE MEASUREMENTS

In connection with a distribution agreement entered into in December 2010, the Company provided a guarantee that the distributor's operating cash flows associated with the agreement would not fall below certain agreed-to minimums, subject to certain pre-defined conditions, over the ten year term of the distribution agreement.  If the distributor's annual operating cash flow fell below the agreed-to annual minimums, the Company would have reimbursed the distributor for any such short fall up to a pre-designated amount. No value was assigned to the fair value of the guarantee at December 31, 2014 based on a probability assessment of the projected cash flows. This liability would be considered a Level 3 financial instrument given the unobservable inputs used in the projected cash flow model.  There have been no transfers between Level 1, 2, and 3 financial instruments during the two years ended December 31, 2015.  This distribution agreement was assumed by Ecolab in conjunction with the Sale Transaction.

Non-Recurring Fair Value Measurements

 There were no assets held for sale at December 31, 2015 and 2014.   Total impairment adjustments to the estimated fair value of the Company’s assets held for sale for the twelve months ended December 31, 2015 and 2014 were zero and $3.0 million, respectively, which are included in discontinued operations.  Fair value was based on the estimated net proceeds from the sale of the assets which were derived based on a number of factors; including standard industry multiples of revenues or operating metrics and the status of ongoing sales negotiations and asset purchase agreements where available.  Our estimates of fair value were regularly reviewed and subject to changes based on market conditions, changes in the customer base of the operations or routes and our continuing evaluation as to the facility's acceptable sale price. These assets were measured using Level 3 inputs.

 During 2014, in conjunction with its impairment test, the Company recorded a goodwill impairment charge of $5.8 million, and is included in discontinued operations in the consolidated statement of operations and comprehensive loss as further discussed in Note 3, “Goodwill and Other Intangible Assets”.  Determining fair value included the use of significant estimates and assumptions.  Management utilized an income approach, specifically the discounted cash flow technique as a means for estimating fair value. This discounted cash flow analysis required various assumptions including those about future cash flows, customer growth rates and discount rates. Expected cash flows were based on historical customer growth, including attrition, future strategic initiatives and continued long-term growth of the business. The discount rates used for the analysis reflected a weighted average cost of capital based on industry and capital structure adjusted for equity risk and size risk premiums. These estimates could have been affected by factors such as customer growth, pricing, and economic conditions that could have been difficult to predict. These assets were measured using Level 3 inputs.

During the third quarter of 2015, as a result of the Sale Transaction, the Company performed an impairment analysis of its intangible assets in accordance with ASC 350, Intangible-Goodwill and Other and its long-lived assets in accordance with ASC 360-10, Impairment or Disposal of Long-Lived Assets as of August 31, 2015.  Based on the analysis performed, it was determined that an impairment of the Company’s intangible assets had occurred, resulting in an impairment charge of $10.0 million, which is reported as part of discontinued operations in the consolidated statement of operations and comprehensive loss as discussed in Note 3, "Goodwill and Other Intangible Assets" and an impairment of the Company’s fixed assets had occurred, resulting in an impairment charge of $12.6 million, which is reported as part of discontinued operations in the consolidated statement of operations and comprehensive loss as discussed in Note 5, "Property and Equipment."  These assets were measured using Level 3 inputs.

NOTE 8 —OTHER RELATED PARTY TRANSACTIONS

The Company paid fees for training course development and utilization of the delivery platform from a company, the majority of which was owned by a partnership in which a former director and two former executives of the Company had a controlling interest.  Fees paid during fiscal years 2015 and 2014 were $0.1 million in each of the two years and are included in discontinued operations in the consolidated statement of operations and comprehensive loss.

 The Company purchased chemical products from an entity owned, in full or in part, by a Company employee.  Purchases were zero and $5.4 million for the fiscal years ended 2015 and 2014, respectively, and are included in discontinued operations.  At December 31, 2015 and 2014, the Company had zero and $0.3 million included in accounts payable of discontinued operations to these entities, respectively.

During the year ended December 31, 2015, the Company was obligated to make lease payments pursuant to certain real property and equipment lease agreements with employees that were former owners of acquired companies. During 2015 and 2014, the Company paid $0.6 million and $0.9 million, respectively, related to these leases and the amounts are included in discontinued operations in the consolidated statement of operations and comprehensive loss.

NOTE 9 — INCOME TAXES

Net loss from continuing operations before income taxes for the years ended December 31, 2015 and 2014 includes:

	2015	2014
Domestic	$(11,326)	$(6,498)
Net loss from continuing operations before income taxes	$(11,326)	$(6,498)

Net loss from discontinued operations before income taxes for the years ended December 31, 2015 and 2014 includes:

	2015	2014
Domestic	$(45,441)	$(35,959)
Foreign	(866)	(4,440)
Net loss from discontinued operations before income taxes	$(46,307)	$(40,399)

There is no income tax benefit or expense on continuing operations for the years ended December 31, 2015 and 2014.

The components of the income tax benefit on discontinued operations for the years ended December 31, 2015 and 2014 include:

	2015	2014
Current Federal, state and foreign	$(19)	$2
Deferred:
Federal and state	(24)	13
Foreign	-	(104)
Total benefit from income taxes	$(43)	$(89)

A reconciliation of the statutory U.S. Federal income tax rate to the Company’s effective income tax rate applicable for continuing operations for the years ended December 31, 2015 and 2014 is as follows:

	2015	2014

U.S. Federal statutory rate	34%	35%
State and local taxes, net of Federal benefit	3	4
Other permanent expenses	(6)	-
Change in valuation allowance	(31)	(39)
Effective income tax rate	-%	-%

Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets and liabilities from continuing operations are as follows:

	2015	2014
Deferred tax assets
Capital loss carryforward	$50,373	$-
Net operating loss carryforward	14,319	11,007
Accrued liabilities	197	-
Other	22	-
Total deferred income tax assets	64,911	11,007
Valuation allowance	(64,911)	(11,007)
Net deferred tax assets	-	-

Deferred tax liabilities
Total deferred tax liabilities	-	-

Total net deferred income tax liabilities	$-	$-

The Company has incurred significant net losses for financial reporting purposes. Recognition of deferred tax assets will require generation of future taxable income. A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. During the twelve month period ended December 31, 2015, the Company concluded that the likelihood of realization of the benefits associated with its deferred tax assets does not reach the level of more likely than not.  As a result, the Company continues to recognize a full valuation allowance on all deferred tax assets as of at December 31, 2015.   As of each reporting date, the Company will consider new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets.

The December 31, 2015, net operating loss (“NOL”) carryforward for federal income tax purposes is $38.1 million for continuing operations.  The federal and state NOLs will begin to expire in 2029.

The Sale Transaction resulted in capital losses for tax purposes.  However, due to various tax limitations, including tax matters included in the terms of the Sale Transaction and some of which are controlled by Ecolab, we are unable to determine the amount of capital loss that can be recognized until filing the tax returns.  In addition, any capital loss recognized can only be deducted against capital gains and would become a capital loss carryforward which would expire in 2020.

We have no recorded uncertain tax positions, therefore there would be no impact to the effective tax rate. The Company includes interest and penalties accrued in the consolidated financial statements as a component of interest expense. No significant amounts were required to be recorded as of December 31, 2015 and 2014 or during the two year period ended December 31, 2015. The tax years ended December 31, 2012 through December 31, 2015 are considered to be open under statute and therefore may be subject to examination by the Internal Revenue Service and various state jurisdictions. We do not expect the unrecognized tax benefits to change significantly over the next 12 months.

 There are no deferred tax assets or liabilities of discontinued operations at December 31, 2015 due to the Sale Transaction.  The major components of deferred tax assets and liabilities from discontinued operations as of December 31, 2014 are as follows:

2014
Deferred tax assets
Basis difference in goodwill	$26,449
Net operating loss carryforward	44,855
Basis difference in other intangible assets	3,462
Stock based compensation	3,498
Allowance for uncollectible receivables	1,184
State basis difference in property and equipment	890
Inventory	550
Accrued liabilities	1,827
Other	127
Total deferred income tax assets	82,842
Valuation allowance	(75,777)
Net deferred tax assets	7,065

Deferred tax liabilities
Basis difference in property and equipment	7,089
Total deferred tax liabilities	7,089

Total net deferred income tax liabilities	$24

The total net deferred income tax liability of $0.1 million as of December 31, 2014 is classified between other current assets of $0.5 million and noncurrent liability of $0.6 million.  Due to the Sale Transaction, these deferred tax assets and liabilities are now reflected in discontinued operations.

Due to the impairment of goodwill for book purposes as of June 30, 2014, a deferred tax asset existed related to goodwill for the Canadian subsidiary.  Given the change from 2013 to 2014, from a deferred tax liability to a deferred tax asset, a tax benefit for 2014 of approximately $0.1 million was recognized and is included in discontinued operations.

For the year ended December 31, 2014, there was a deferred tax liability associated with excess book over tax tradenames as it relates to a U.S. subsidiary of the Company.  Since tradenames are considered to be an indefinite lived intangible, the associated deferred tax liability is not allowed to be netted with other deferred tax assets in determining the need for a valuation allowance.  This resulted in an overall net deferred tax liability after applying the valuation allowance.

Due to the impairment of tradenames for book purposes in the third quarter of 2015, a deferred tax asset now exists related to tradenames for a U.S. subsidiary.  Given the change from 2014 to 2015 from a deferred tax liability to a deferred tax asset, a tax benefit for 2015 was recognized and is included in discontinued operations.

After the Sale Transaction, the net operating loss (“NOL”) carryforwards for federal income tax purposes were $139.6 million. The federal and state NOL relating to the discontinued operations were acquired by Ecolab.

NOTE 10 — EQUITY MATTERS

Comprehensive Loss

A summary of the changes in each component of accumulated other comprehensive loss for the year ended December 31, 2015 is provided below:

	Foreign Exchange	Defined Benefit Plan	Total
Balance at December 31, 2014	$(125)	$(1,182)	$(1,307)
Current period other comprehensive income	125	(82)	43
Balance at December 31, 2015	$-	$(1,264)	$(1,264)

Stock Based Compensation

In November 2010, our board of directors approved, subject to shareholder approval, the Swisher Hygiene Inc. 2010 Stock Incentive Plan (the “SIP Plan”) to attract, retain, motivate and reward key officers and employees. The SIP Plan, which was approved by shareholders in May 2011 allowed for the grant of stock options, restricted stock units and other equity instruments up to a total of 1,140,000 shares of the Company’s common stock.  On November 1, 2015 in connection with the Sale Transaction, the change of control under the SIP Plan was triggered and all outstanding stock options became vested.  Participants were allowed a period of time to exercise the options, then all unexercised outstanding stock options were cancelled February 2, 2016.  On November 5, 2015, as a consequence of the Sale Transaction, the Board of Directors approved the cancellation of outstanding vested and deferred restricted stock units and the payment of $1.05 for each share underlying the restricted stock units in lieu of issuing shares of stock as provided for in the terms of the Restricted Stock Unit plan documents.  The payment for the restricted stock units was paid to recipients on January 15, 2016.  Effective February 19, 2016, the SIP Plan was terminated by the Board of Directors.

All options were exercisable at a price equal to the closing market value of the Company’s common stock on the date immediately preceding the grant.  Options generally vested in four equal annual installments beginning on the first anniversary of the grant date and generally expired ten years from the date of grant.  Restricted stock units were issued at the closing market value of the Company’s common stock on the date immediately preceding the grant and generally vested over four years with the first vesting occurring twelve months after the award and the remaining vesting occurred on the subsequent anniversary dates of the award.  Recipients of both options and restricted stock units were not allowed to sell or transfer their shares until the recipient received the shares underlying the award.

 Stock Option Activity

A summary of the Company’s stock option activity and related information for 2015 and 2014 is as follows:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Balance at December 31, 2013	525,880	$22.05
Options granted	378,000	$4.10
Options cancelled	(194,634)	$18.00
Options exercised	-
Balance at December 31, 2014	709,246
Options granted	-
Options cancelled	(222,033)	$13.93
Options exercised	-
Balance at December 31, 2015	487,213	$13.45	0.1	$-

Expected to Vest after December 31, 2015	-			$-
Exercisable at December 31, 2015	487,213	$13.45	0.1	$-

The aggregate intrinsic value represented the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable.  Total intrinsic value of options at time of exercise was $0.0 million for 2015 and 2014, respectively.  The weighted average grant-date fair value of options granted was $1.47 for 2014.  There were no options granted in 2015.

In connection with the Merger, options previously issued by CoolBrands that were outstanding at the date of the Merger were fully vested and all related compensation expense was recognized by CoolBrands prior to November 2, 2010, the Merger date. At December 31, 2014, 6,000 options remained outstanding and exercisable at a weighted average price of $11.50, weighted average remaining contractual life of 0.2 years and an aggregate intrinsic value of $0.0 million.  At December 31, 2015, none of the options remained outstanding and exercisable.

The exercise prices for options granted during 2014 ranged from $4.04 to $4.80 per share. There were no options granted in 2015.

As noted above, all unexercised options at February 2, 2016 were cancelled.

Restricted Stock Units

A summary of the Company’s restricted stock activity for 2015 and 2014 is as follows:

	Number of Restricted Stock Units	Weighted - Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)

Balance at December 31, 2013	38,186	$56.06	$0.2
Granted	53,873	$3.71
Vested	(73,786)	$17.67
Forfeited	(11,507)	$42.26
Balance at December 31, 2014	6,766
Granted	-
Vested	(6,748)	$77.39
Forfeited	(18)	$28.83
Balance at December 31, 2015	-	$-	$-

There were no restricted stock units granted in 2015 as the Directors received a cash payment in lieu of a restricted stock unit grant.  As noted above, the outstanding restricted stock units at November 5, 2015 were cancelled by the Board of Directors and recipients were paid $1.05 per share in lieu of receiving shares of stock.

Stock Based Compensation

The Company measured and recognized all stock based compensation at fair value at the date of grant and recognized compensation expense over the requisite service period for awards expected to vest.  Stock based compensation cost in 2014 for stock options granted were calculated by the Company using Black-Scholes option-pricing model with the following assumptions:

2014

Expected dividend yield	-
Risk free interest rate	1.9% - 2.0%
Expected volatility	32.70%
Expected life (years)	6.25

The expected dividend yield was assumed to be zero as we had not paid, and did not anticipate paying, cash dividends on our shares of common stock. The risk-free interest rate was determined based on a yield curve of U.S. treasury rates based on the expected life of the options granted. The expected volatility was based on an analysis of industry peers historical stock price and the terms of the equity awards.  The Company believed that using a peer group stock volatility rate was appropriate given the Company’s relatively short history as a public company, which involved a high growth phase and the audit committee investigation discussed further in Note 13 “Commitments and Contingencies,” both of which occurred in 2012.  The expected life is based on the simplified method as we did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected life of our stock options. The Company estimated forfeitures based on estimated turnover by relevant employee categories.  The Company recognized stock based compensation on a straight line basis over the requisite service period. For the years ended December 31, 2015 and 2014, the Company recognized stock based compensation expense of $0.7 million and $1.7 million, respectively, in discontinued operations in the consolidated statements of operations for both stock options and restricted stock units.  Due to the change in control as a result of the Sale Transaction, stock compensation through 2018 of $0.4 million was accelerated and recognized in 2015 and is included in the $0.7 million stock compensation expense.  At December 31, 2015 there were no unrecognized compensation costs related to outstanding stock options and restricted stock units.

NOTE 11 — RETIREMENT PLAN

An acquired subsidiary of CoolBrands maintained a defined benefit pension plan (the "Plan") covering substantially all salaried and certain executive employees.  Subsequent to the acquisition of this subsidiary in 2000 by CoolBrands, all future participation and all benefits under the Plan were frozen. The Plan provides retirement benefits based primarily on employee compensation and years of service up to the date of acquisition. As part of the Merger, on November 2, 2010, Swisher Hygiene Inc. recorded the net underfunded pension obligation of $0.6 million.  In December 2015, the Company sent a notice of plan termination to participants and expects to terminate the Plan in 2016.  In connection with the termination, the Company will fund the Plan so there will be no minimum regulatory funding requirement in 2016.  Since the Company will fund the total benefit obligation, there will be no expected benefit payments under the Plan in future years.

 The following table reconciles the changes in benefit obligations and Plan assets as of December 31, 2015 and 2014 and reconciles the funded status to accrued benefit cost at December 31, 2015 and 2014:

Benefit Obligation (In thousands)

At December 31, 2013	$3,076
Interest cost	139
Actuarial loss	697
Benefit payments	(117)
At December 31, 2014	3,795
Interest cost	139
Actuarial gain	(185)
Benefit payments	(129)
At December 31, 2015	$3,620

Plan Assets (In thousands)

At December 31, 2013	$2,221
Actual return on plan assets	108
Employer contributions	98
Benefit payments	(117)
At December 31, 2014	2,310
Actual return on plan assets	(66)
Employer contributions	93
Benefit payments	(129)
At December 31, 2015	$2,208

As of December 31, 2015 and 2014, the net underfunded status of the defined benefit plan is $1.4 million and $1.5 million, respectively, which is recognized as accrued benefit cost in other long-term liabilities on the Consolidated Financial Statements.  Unrecognized (gains) losses recorded in accumulated other comprehensive loss in the consolidated financial statements were ($1.3) million and ($1.2) million for the periods ended December 31, 2015 and 2014, respectively.

The following table provides the components of the net periodic benefit cost (income) for each of the respective fiscal years:

	2015	2014
Interest cost	$140	$139
Expected return on Plan assets	(172)	(166)
Recognized net actuarial loss	33	8
Net periodic benefit cost (income)	$1	$(19)

 The key assumptions used in the measurement of the benefit obligation are the discount rate and the expected return on Plan assets for each of the respective years are:

	2015	2014

Discount rate	3.8%	3.8%
Expected return on Plan assets	7.5%	7.5%

The rate used to discount pension benefit plan liabilities was based on the Citigroup Pension Discount Curve at December 31, 2015 and 2014. The estimated future cash flows for the pension obligation were matched to the corresponding rates on the yield curve to derive a weighted average discount rate.

The expected return on Plan assets was developed by determining projected stock and bond returns and then applying these returns to the target asset allocations of the employee benefit trusts, resulting in a weighted average return on Plan assets. The actual historical returns of the Plan assets were also considered.

The Company sent a notice of plan termination to participants in December 2015 and expects to terminate the Plan in 2016.  In connection with the termination, the Company will fund the Plan so there will be no minimum regulatory funding requirement in 2016.  Since the Company will fund the total Projected Benefit Obligation of $3.6 million, there will be no expected benefit payments under the Plan in future years.

 Plan Assets

The Company’s investment strategy is to obtain the highest possible return commensurate with the level of assumed risk. Investments are well diversified within each of the major asset categories. The Company’s allocation of Plan assets and target allocations are as follows:

	Fair Value Measurements
	Level 1 as of December 31,
	2015	2014
Equities:
U. S.	$919	$1,116
International	199	337
Fixed Income:
U. S.	692	560
International	93	82
Cash, cash equivalents and other	305	215
Total	$2,208	$2,310

The U.S. and International equities are actively traded on a public exchange and are considered Level 1 assets. The fixed income securities are corporate and government bonds that are valued based on prices in active markets for identical transactions and are considered Level 1 assets. There were no Plan assets categorized as Level 2 or Level 3 as of December 31, 2015 or 2014. There were no significant transfers between Level 1, 2, or Level 3 during the fiscal years 2015 or 2014. See Note 1, “Operations and Summary of Significant Accounting Policies,” for a description of the fair value hierarchy.

NOTE 12 — LOSS PER SHARE

        Basic net loss from continuing operations and discontinuing operations attributable to common stockholders per share is computed by dividing the applicable net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period.  Shares of common stock underlying outstanding stock options of which the market price of the common stock is lower than the exercise price of the related options were not considered for any dilutive earnings per share calculation.  Shares of common stock underlying unvested restricted stock awards of zero and 6,766 were not included in the computation of diluted loss per share for 2015 and 2014, respectively, since their inclusion would be anti-dilutive.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

We may be involved in litigation from time to time in the ordinary course of business.  The results of these matters cannot be predicted with certainty and we cannot assure you that the ultimate resolution of any legal or administrative proceedings or disputes will not have a material adverse effect on our financial condition.

The Company routinely indemnifies its directors and officers and insures the indemnification risk with various insurance liability policies, primarily directors’ and officers’ coverages.  Historically, other than the premiums and the retention associated with the director’s and officers’ coverages, the cost to the company of the indemnifications has been immaterial and based on management’s current knowledge and the Company’s current insurance program, other than the deductible not met at year end of approximately $0.8 million, it is expected that the future cost will also be immaterial; however, we cannot assure that to be the case given the uncertainties inherent in legal proceeding and litigation.

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

On August 13, 2012, the Arsenault derivative action, along with a related putative securities class action pending in the Southern District of New York, was transferred to the United States District Court for the Western District of North Carolina where other related putative securities class actions were pending. All actions were consolidated under the caption In re Swisher Hygiene, Inc. Securities and Derivative Litigation, MDL No. 2384. On August 21, 2012, the Western District of North Carolina issued an order governing the practice and procedure in the actions transferred to the Western District of North Carolina as well as the actions originally filed there. On October 18, 2012, the Western District of North Carolina held an Initial Pretrial Conference at which it appointed lead counsel and lead plaintiffs for the securities class actions, and set a schedule for the filing of a consolidated class action complaint and defendants' time to answer or otherwise respond to the consolidated class action complaint. The Western District of North Carolina stayed the Arsenault derivative action, pending the outcome of the securities class actions, which as previously disclosed were subsequently settled in August 2014.   On February 9, 2016, the Arsenault derivative action was voluntarily dismissed without compensation to any party.

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

On September 8, 2015, a lawsuit seeking to be certified as a class action (Paul Berger v. Swisher Hygiene Inc., et al., Case No. 2015 CH 13325 (Ill. Cir. Ct. Cook Co.)) was filed in the Circuit Court of Cook County, Illinois County Department, Chancery Division by Paul Berger, on behalf of himself and all others similarly situated, against Swisher Hygiene Inc., the members of Swisher Hygiene Inc.’s board of directors, individually, and Ecolab in connection with the Sale Transaction. The plaintiff has alleged that (i) faced with an ongoing investigation by the Securities and Exchange Commission and the USAO, the individual defendants embarked upon a self-interested scheme to sell off Swisher International, Inc.’s assets and to liquidate Swisher Hygiene Inc., (ii) the individual defendants, through an alleged insufficient process, caused Swisher Hygiene Inc. to agree to sell substantially all of its assets for insufficient consideration, (iii) each member of Swisher Hygiene Inc’s. Board of Directors is interested in the Sale Transaction and the plan of dissolution, and (iv) the proxy statement was materially misleading and/or incomplete. The causes of action set forth in the complaint are (i) a claim for breaches of the fiduciary duties of good faith, loyalty, fair dealing and due care, (ii) a claim for failure to disclose, and (iii) a claim against Ecolab for aiding and abetting breaches of fiduciary duty. The plaintiff sought to enjoin the consummation of the Sale Transaction unless and until defendants provide all material facts in the proxy statement, and the plaintiff also seeks compensatory and/or rescissory damages as allowed by law for the plaintiff. This summary is qualified by reference to the full text of the complaint as filed with the Court.

On October 6, 2015, Defendants filed a motion to dismiss the Illinois action given that a substantially similar action, Raul, was pending in North Carolina.  On December 15, 2015, the parties agreed to hold defendants’ motion to dismiss in abeyance until the court in the Raul action ruled on the pending motions to dismiss in that case, described below.  A status hearing is scheduled for February 26, 2016.  The Company believes the claims alleged by the plaintiff are without merit and it intends to vigorously defend against them.

On September 11, 2015, a derivative and putative class action (Malka Raul v. Swisher Hygiene Inc. et al., Case No. 15-CVS-16703 (Superior Court, Mecklenburg County, North Carolina)) was filed in the General Court of Justice, Superior Court Division, Mecklenburg County, North Carolina by Malka Raul.  The action was brought derivatively on behalf of Swisher Hygiene Inc., and individually and on behalf of all others similarly situated, against Swisher Hygiene Inc., the members of Swisher Hygiene, Inc’s board of directors, individually, and Ecolab in connection with the Sale Transaction. The plaintiff has alleged that (i) the sale of Swisher International, Inc. to Ecolab contemplated by the purchase agreement is unfair and inequitable to the Swisher Hygiene Inc’s stockholders and constitutes a breach of the fiduciary duties of the directors in the sale of Swisher International, Inc. (ii) defendants have exacerbated their breaches of fiduciary duty by agreeing to lock up the Sale Transaction with deal protection devices that preclude other bidders from making a successful competing offer for Swisher International, Inc. and preclude stockholders from voting against the Sale Transaction, (iii) the Sale Transaction will divest the Swisher Hygiene Inc’s stockholders of their ownership interest in Swisher International, Inc. for inadequate consideration; (iv) each of the defendants violated and continues to violate applicable law by directly breaching and/or aiding and abetting the defendants’ breaches of fiduciary duties of loyalty, due care, independence, good faith and fair dealings, (v) the Sale Transaction is the product of a flawed process that was designed to sell Swisher International, Inc. to Ecolab on terms detrimental to plaintiff and the other Swisher Hygiene Inc’s stockholders, (vi) the proxy statement fails to provide Swisher Hygiene Inc’s stockholders with material information and/or provides them with materially misleading information and (vii) the proxy statement fails to provide Swisher Hygiene Inc.’s stockholders with all material information concerning the financial analysis of Cassel Salpeter & Co., LLC. The causes of action set forth in the complaint are (i) a claim for breach of fiduciary duty against the individual defendants, (ii) a claim for aiding and abetting breaches of fiduciary duty against Ecolab, (iii) a derivative claim for breach of fiduciary duties against the individual defendants, and (iv) a derivative claim for unjust enrichment against the individual defendants. The plaintiff primarily sought to (i) enjoin defendants from consummating the Sale Transaction unless and until the individual defendants adopt and implement a fair procedure or process to sell Swisher International, Inc., (ii) direct the individual defendants to exercise their fiduciary duties to obtain a transaction which is in the best interests of Swisher Hygiene Inc. and its stockholders and (iii) rescind, to the extent already implemented, the purchase agreement or any of the terms thereof. The plaintiff also seeks costs and disbursements, including reasonable attorneys’ and experts fees, and such other equitable and/or injunctive relief as the Court may deem just and proper. This summary is qualified by reference to the full text of the complaint as filed with the Court.

On November 5, 2015, defendants in the Raul case filed motions to dismiss, and on November 23, 2015, the plaintiff filed a motion to dismiss as moot and a motion for an award of attorney’s fees.  Oral arguments of the plaintiff’s and defendants’ motions occurred on January 12, 2016.  In supplemental briefing plaintiff advised the Court that it intended to withdraw its motion to dismiss and amend its complaint to include “newly discovered information.”  On January 28, 2016, the Court granted Ecolab’s motion to dismiss and plaintiff’s permission to file an amended complaint, preserved defendants’ motions to dismiss for future consideration and deferred consideration of plaintiff’s motion for award of attorneys’ fees.

On February 11, 2016, the plaintiff in the Raul case filed her amended complaint bringing the action derivatively on behalf of Swisher Hygiene Inc., individually and on behalf of all others similarly, against the members of Swisher Hygiene Inc.’s board of directors and Swisher Hygiene Inc. The plaintiff alleged a claim for declaratory relief against the individual defendants, a claim for breach of fiduciary duty against the individual defendants, and derivative claims for breach of fiduciary duties, unjust enrichment, abuse of control, and waste relating to the Sale Transaction and the Plan of Dissolution. On February 24, 2016, following a review of the amended complaint, defense counsel advised plaintiff’s counsel of certain factual and legal errors contained in the amended complaint, and further advised of defendants’ intention to seek reimbursement for expenses, including attorneys’ fees, if the amended complaint was not withdrawn. On February 29, 2016, defendant filed a notice of voluntary dismissal and, on March 3, 2016, the amended complaint was dismissed with prejudice as to the plaintiff, with each side bearing its own costs and expenses.

On October 28, 2015, a civil suit was filed against Swisher Hygiene Inc. and related entities in the Commonwealth of Puerto Rico, Gerardo Jimenez Pacheco v. Service Puerto Rico, LLC, et al. Civil No. D AC2015-2256 (Commonwealth of Puerto Rico).  Plaintiff alleges that he sold assets of his privately held company to Service Puerto Rico in February 2011 in exchange for cash and a $375,000 note that was convertible into Swisher Hygiene Inc., shares of common stock.  Plaintiff alleges breach of contract, defect in consent, joint and several liability, and abuse of process, all of which appear to be based on plaintiff’s reliance on Swisher Hygiene Inc.’s 2011 financial statements that were subsequently withdrawn and restated.  Plaintiff requested a total of $475,000 in damages for all causes of action, plus attorney’s fees and pre-judgment interests.  On February 1, 2016, Defendants filed a motion to dismiss and believe that plaintiff’s suit is without merit, is bound by the settlement on August 6, 2014 of the class action litigation captioned In re Swisher Hygiene, Inc. Securities and Derivative Litigation, MDL No. 2384, and if not bound by that settlement, is barred by the applicable statute of limitations.  Defendants intend to vigorously defend against Plaintiff’s claims.

Other Matters

The Honeycrest Holdings, Ltd. v. Integrated Brands, Inc. matter relates to a longstanding dispute between Honeycrest Holdings, Ltd. (“Honeycrest”) and Integrated Brands, Inc. (“Integrated”) f/k/a Steve’s Homemade Ice Cream, Inc. involving a license granted by Honeycrest to Integrated in 1990, which licensed the manufacture and sale of ice cream products by Honeycrest in the United Kingdom.  In 1998 Honeycrest filed an action against Integrated (Honeycrest Holdings, Ltd. v. Integrated Brands, Inc., New York Supreme Court, Queens County (Index No. 5204/1998)) alleging a breach of the licensing agreement; Integrated responded by denying the material allegations and alleging Honeycrest had breached the license agreement.  Subsequently, Integrated merged with a subsidiary of Coolbrands International Inc (“Coolbrands”) and in 2001, Honeycrest filed a similar action against Coolbrands and Integrated (Honeycrest Holdings, Ltd. v. Coolbrands International, Inc., et al., New York Supreme Court, Queens County (Index No. 29666/01)).  The actions against Integrated and Coolbrands have been combined (although not consolidated) for joint trial.  In 2010, Coolbrands (formerly a Canadian corporation) was domesticated in the State of Delaware as Swisher Hygiene Inc. and thereafter acquired Swisher International Inc.  In the Sale Transaction, Swisher Hygiene Inc. sold all of the stock of Swisher International Inc. to Ecolab Inc., but retained indirect ownership of Integrated.  The litigation involving Honeycrest and Integrated and/or Coolbrands spans 17 years, has been episodically dormant with periods of extended discovery, motion practice, mediation, attempted settlements and other activities.  In January 2016, Honeycrest filed a motion to amend the Coolbrands complaint to add Swisher Hygiene Inc. as a defendant in that case. Swisher Hygiene Inc.'s opposition papers were served on February 29, 2016.  Swisher Hygiene Inc. believes any possible claim by Honeycrest against it is without merit and intends to vigorously defend itself against any such claims.  The foregoing summary is qualified in its entirety by the pleadings that have been filed in the foregoing cases.

On October 7, 2015, the Company entered into a Deferred Prosecution Agreement (the “DPA”) with the United States Attorney’s Office for the Western District of North Carolina (“USAO”) relating to the USAO’s investigation of the Company’s accounting practices.  Under the terms of the DPA, the USAO filed, but deferred prosecution of, a criminal information charging Swisher Hygiene Inc. with conspiracy to commit securities fraud and other charges relating to the Company’s accounting and financial reporting practices reflected in the Company's originally filed Quarterly Reports on Form 10-Q for the periods ended March 31, 2011, June 30, 2011, and September 30, 2011.  Pursuant to the DPA, the Company agreed to pay a $2 million fine to the USAO payable in four annual installments of $500,000 each if the Company is financially able to do so.  Pursuant to the terms of the DPA, the fine became immediately due and payable in full upon a change in control of the Company.  As a result, the fine was paid in full upon the closing of the Sale Transaction, and we are awaiting dismissal of the Bill of Information pursuant to the terms of the DPA.

In 2012, the Company was contacted by the staff of the Atlanta Regional Office of the SEC after publicly announcing the Audit Committee's internal review and the delays in filing our periodic reports. The Company has been asked to make certain individuals available and to provide certain information about these matters to the SEC. The Company is fully cooperating with the SEC. Any action by the SEC or other government agency could result in criminal or civil sanctions against the Company and/or certain of its current or former officers, directors or employees.

Purchase Obligations and Leases

In connection with a distribution agreement entered into in December 2010, the Company provided a guarantee that the distributor's operating cash flows associated with the agreement would not fall below certain agreed-to minimums, subject to certain pre-defined conditions, over the ten year term of the distribution agreement. If the distributor's annual operating cash flow does fall below the agreed-to annual minimums, the Company will reimburse the distributor for any such short fall up to a pre-designated amount. As discussed in Note, 7 “Fair Value Measurements” no value was assigned to the fair value of the guarantee at December 31, 2014 based on a probability assessment of the projected cash flows. This agreement was assumed by Ecolab in connection with the Sale Transaction.

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

 The Company leased its headquarters and other facilities, equipment and vehicles under operating leases that expired at varying times through 2024. All outstanding leases were either cancelled or transferred to Ecolab in conjunction with the Sale Transaction.

Total rent expense for operating leases, including those with terms of less than one year was $5.6 million and $6.5 million for the years ended December 31, 2015 and 2014, respectively, and are included in discontinued operations in the consolidated statement of operations and comprehensive loss.

NOTE 14 — OTHER EXPENSE, NET

Other expense of continuing operations consists of the following for the years ended December 31, 2015 and 2014:

	2015	2014

Interest Expense	$(65)	$(134)
Fine Paid to the United States of America	(2,000)	-
Total Other Expenses	$(2,065)	$(134)

The “Fine Paid to the United States of America” is pursuant to the terms of a previously announced Deferred Prosecution Agreement entered into between the Company and the United States Attorney’s Office for the Western District of North Carolina.

Other income (expense) of discontinued operations consists of the following for the years ended December 31, 2015 and 2014:

	2015	2014

Interest Income	$-	$9
Interest Expense	(334)	(253)
Foreign Currency	(620)	(167)
Gain (Loss) on Sale of Assets	2,080	(1,070)
Loss on Extinguishment of Revolving Credit Facility	(923)	-
Other	514	(48)
Total Other Income (Expenses)	$717	$(1,529)

“Other” primarily consists of a legal settlement received and a refund of insurance in the year ended December 31, 2015.

NOTE 15 — GEOGRAPHIC INFORMATION

The following table includes our discontinued operation’s revenue from geographic locations for the years ended December 31, 2015 and 2014 were:

 Geographic Information

	2015	2014
Revenue
United States	$138,449	$184,854
Canada	4,264	8,903
Total revenue	$142,713	$193,757

The following table summarizes our discontinued operation’s foreign long-lived assets, which relate to our Canadian subsidiaries, as of December 31, 2014.  In conjunction with the Sale Transaction, there are no remaining long-lived assets as of December 31, 2015.

2014
Long-Lived Assets
Property and equipment, net	$739
Other intangibles, net	528
Total long-lived assets	$1,267

NOTE 16 — QUARTERLY FINANCIAL DATA (UNAUDITED)

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Loss from continuing operations	$(2,226)	$(1,675)	$(2,506)	$(2,854)	$(9,261)
Net loss from continuing operations	$(2,271)	$(1,717)	$(4,589)	$(2,749)	$(11,326)
Net loss from discontinued operations	$(6,560)	$(5,973)	$(27,191)	$(6,540)	$(46,264)
Basic and diluted loss per share - continuing operations	$(0.13)	$(0.10)	$(0.26)	$(0.15)	$(0.64)
Basic and diluted loss per share - discontinued operations	$(0.37)	$(0.34)	$(1.53)	$(0.37)	$(2.61)

2014
Loss from continuing operations	$(2,425)	$(1,461)	$(1,177)	$(1,301)	$(6,364)
Net loss from continuing operations	$(2,475)	$(1,484)	$(1,210)	$(1,329)	$(6,498)
Net loss from discontinued operations	$(11,317)	$(13,662)	$(6,567)	$(8,764)	$(40,310)
Basic and diluted loss per share - continuing operations	$(0.14)	$(0.08)	$(0.07)	$(0.08)	$(0.37)
Basic and diluted loss per share - discontinued operations	$(0.64)	$(0.77)	$(0.37)	$(0.49)	$(2.27)

Certain amounts have been reclassified in prior quarters to be consistent with the current discontinued operations classification as of December 31, 2015.

NOTE 17 – SUBSEQUENT EVENTS

Resignation and appointment of officers

On February 19, 2016, the Company entered into a Separation Agreement and Release with Mr. Pierce pursuant to which Mr. Pierce will continue to serve as President and Chief Executive Officer of the Company under the same terms as his current employment agreement through the date of his resignation, and Mr. Pierce, or his assignees, will receive severance in the aggregate amount of $234,615, which will be paid in seven installments on a monthly basis. On February 26, 2016, Mr. Pierce tendered his resignation as Chief Executive Officer and President of the Company, effective March 31, 2016.

On February 19, 2016, Mr. Nanovsky resigned as Senior Vice President, Chief Financial Officer and Secretary of the Company, effective March 31, 2016. As a result, the Executive Services Agreement between the Company and The SCA Group, LLC, effective June 9, 2013, pursuant to which Mr. Nanovsky provides his services to the Company will be terminated effective March 31, 2016.

On February 26, 2016, the Board of Directors appointed Richard Handley as President (principal executive officer) and Secretary of the Company, effective April 1, 2016. The Board of Directors is currently finalizing the terms of a consulting agreement with Mr. Handley. Also, the Company is currently reviewing candidates for the position of Chief Financial Officer.

Termination of 2010 Stock Incentive Plan

Effective February 19, 2016, the SIP was terminated by the Board of Directors.  All stock options and restricted stock units were cancelled before the plan was terminated.  See Note 10, “Equity Matters,” for further information regarding the SIP.

Termination of Retirement Plan

The Company sent a notice of plan termination to participants in December 2015 and expects to terminate the Plan in 2016.  In connection with the termination the Company will fund the Plan so there will be no minimum regulatory funding requirement in 2016.  Since the Company will fund the total benefit obligation, there will be no expected benefit payments under the Plan in future years.  See Note 11, “Retirement Plan” for further information regarding the Plan.

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE TWO YEARS ENDED DECEMBER 31, 2015

In thousands
	Balance at the Beginning of the Year	Charged to Costs and Expenses	Deductions from Allowance	Sold to Ecolab	Balance at the End of the Year
31-Dec-15
Allowances for receivables	$976	$935	$980	$931	$-
Other allowances	816	-	166	650	-
	$1,792	$935	$1,146	$1,581	$-
31-Dec-14
Allowances for receivables	$1,999	$196	$1,219	$-	$976
Other allowances	892	-	76	-	816
	$2,891	$196	$1,295	$-	$1,792

The allowance accounts are included in assets of discontinued operations in the consolidated balance sheet.  As a result of the Sale Transaction, the allowance accounts were assumed by Ecolab.

EXHIBIT INDEX

Exhibit Number	Description
10.43	Deferred Prosecution Agreement, dated October 7, 2015, by and between the United States of America and Swisher Hygiene Inc.
21.1	Subsidiaries of Swisher Hygiene Inc.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

__________________
*           Furnished herewith.