Form 10-Q
period 2016-03-31
Swisher Hygiene Inc.
filed 2016-05-11
CIK 1504747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _____________.

Commission File Number: 001-35067

SWISHER HYGIENE INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-3819646
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Akerman LLP Las Olas Centre II, Suite 1600 350 East Las Olas Boulevard Fort Lauderdale, Florida	33301-2999
(Address of Principal Executive Offices)	(Zip Code)

(203) 682-8331
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

Larger Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Number of shares outstanding of each of the registrant's classes of Common Stock at May 6, 2016: 17,675,220  shares of Common Stock, $0.001 par value per share.

SWISHER HYGIENE INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,
	2016	December 31,
	(Unaudited)	2015
Current assets
Cash and cash equivalents	$25,299	$25,228
Restricted cash	318	318
Accounts receivable	158	2,158
Other assets	1,090	1,513
Total current assets	26,865	29,217
Property and equipment, net	22	26
Other noncurrent assets	158	162
Total assets	$27,045	$29,405

Current liabilities
Accounts payable	$858	$587
Accrued payroll and benefits	199	235
Accrued expense	2,227	2,650
Total current liabilities	3,284	3,472
Other long-term liabilities	1,552	1,575
Total noncurrent liabilities	$1,552	$1,575

Equity
Preferred stock, par value $0.001, authorized 10,000,000 shares; no shares issued and outstanding at March 31, 2016 and December 31, 2015	-	-
Common stock, par value $0.001, authorized 600,000,000 shares; 17,675,220 shares issued and outstanding at March 31, 2016 and December 31, 2015	18	18
Additional paid-in capital	390,557	390,557
Accumulated deficit	(367,102)	(364,953)
Accumulated other comprehensive loss	(1,264)	(1,264)
Total equity	22,209	24,358
Total liabilities and equity	$27,045	$29,405

See Notes to Condensed Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Revenue	$-	$-

Costs and expenses
General and administrative expenses	2,151	2,226
Depreciation and amortization	6	-
Total costs and expenses	2,157	2,226
Loss from continuing operations	(2,157)	(2,226)

Other income (expense), net	8	(24)
Net loss on continuing operations	(2,149)	(2,250)

Discontinued operations
Loss from discontinued operations	-	(6,553)
Income tax expense	-	(28)
Net loss on discontinued operations	-	(6,581)
Net Loss	$(2,149)	$(8,831)

Comprehensive loss
Foreign currency translation adjustment	-	(26)
Comprehensive loss	$(2,149)	$(8,857)

Loss per share
Basic and diluted (Continuing operations)	$(0.12)	$(0.13)
Basic and diluted (Discontinued operations)	$-	$(0.37)

Weighted-average common shares used in the computation of loss per share
Basic and diluted	17,675,220	17,750,214

See Notes to Condensed Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(2,149)	$(8,831)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Net loss from discontinued operations, net of tax	-	6,581
Depreciation and amortization	6	-
Changes in operating assets and liabilities:
Accounts receivable	2,000	-
Accounts payable, accrued expense and other liabilities	(211)	(560)
Other assets and non-current assets	427	252
Net cash provided by (used in) operating activities of continuing operations	73	(2,558)
Net cash used in operating activities of discontinued operations	-	(3,380)
Cash provided by (used in) operating activities	73	(5,938)
Investing activities
Purchases of property and equipment	(2)	-
Net cash used in investing activities of continuing operations	(2)	-
Net cash used in investing activities of discontinued operations	-	(1,369)
Cash used in investing activities	(2)	(1,369)
Financing activities
Principal payments on debt	-	(592)
Net cash used in financing activities of continuing operations	-	(592)
Net cash provided by financing activities of discontinued operations	-	4,462
Cash provided by financing activities	-	3,870

Net increase (decrease) in cash and cash equivalents	71	(3,437)
Cash and cash equivalents at the beginning of the period	25,228	7,233
Cash and cash equivalents at the end of the period	$25,299	$3,796

See Notes to Condensed Consolidated Financial Statements

SWISHER HYGIENE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. The Company's Condensed Consolidated Financial Statements reflect all adjustments that management believes are necessary for the fair presentation of their financial position, results of operations, comprehensive loss and cash flows for the periods presented. The information at December 31, 2015 in the Company's Condensed Consolidated Balance Sheets included in this quarterly report was derived from the audited Consolidated Balance Sheet included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The Company's 2015 Annual Report on Form 10-K is referred to in this quarterly report as the “2015 Annual Report”. This quarterly report should be read in conjunction with the 2015 Annual Report.

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

The Company's significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements in our 2015 Annual Report. There have been no significant changes to those policies.

On August 13, 2015, Swisher Hygiene Inc. announced that it had agreed to sell the stock of its wholly owned U.S. subsidiary Swisher International, Inc. and other assets relating to Swisher Hygiene Inc.'s U.S. operations, which comprised all of the Company’s remaining operating interests, to Ecolab Inc. ("Ecolab"). Immediately following the sale of Swisher International, Inc., Swisher Hygiene Inc. became a shell company (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934) with no operating assets and no revenue producing business or operations.  We refer to the transaction pursuant to the purchase agreement between the Company and Ecolab dated August 12, 2015 as the "Sale Transaction". At closing, Ecolab paid the closing purchase price of $40.5 million, less a $2.0 million holdback to address working capital and other adjustments in accordance with the agreement governing the Sale Transaction.  The net proceeds were adjusted by the following items subsequent to closing: an increase of $0.2 million receivable for the final adjusted cash balance, a decrease of $2.0 million of transaction costs for consulting and legal fees, and a decrease of $0.9 million purchased cash balance, net of $0.2 million debt assumed. In the Sale Transaction, the Company retained certain debt and liabilities as set forth in the purchase agreement governing the sale. The sale was approved at the Annual Meeting of Stockholders on October 15, 2015, and the sale was completed on November 2, 2015, with an effective date of November 1, 2015. Subsequent to the Sale Transaction, it was determined the $2.0 million holdback would be paid to the Company without any adjustment for working capital.  At December 31, 2015, the $2.2 million amount in accounts receivable on the condensed consolidated balance sheet is due from Ecolab and includes the $2.0 million holdback plus $0.2 million final cash adjustment.  The $2.0 million holdback was received from Ecolab in January 2016.

Newly Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update ASU No. 2016-02, Leases (Topic 842). This accounting standard requires that a lessee recognize a lease asset and a lease liability on its balance sheet for all leases, including operating leases, with a term greater than 12 months. ASU 2016-02 will require additional disclosures in the notes to the consolidated financial statements and is effective for annual and interim reporting periods beginning after December 15, 2018. The Company does not expect a material impact from ASU No. 2016-02 on the consolidated financial statements as it does not currently have any leases.

NOTE 2 — DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Discontinued Operations

Due to the Sale Transaction discussed above in Note 1 - Basis of Presentation, the Company performed an impairment analysis of its long-lived assets in accordance with ASC 360-10, Impairment or Disposal of Long-Lived Assets, and an impairment analysis on intangible assets in accordance with ASC 350,Intangible-Goodwill and Other, as of August 31, 2015. Based on the analysis performed, it was determined that an impairment of the Company’s fixed assets and intangible assets had occurred, resulting in impairment charges in the quarter ended September 30, 2015, of $12.6 million and $10.0 million, respectively, which were reported as part of discontinued operations in the condensed consolidated statement of operations and comprehensive loss for such quarter as discussed further in Assets Held for Sale below and in Note 3, "Other Intangible Assets".

In addition to these impairment charges, a loss of $2.6 million was recorded in discontinued operations in the fourth quarter of 2015 as a result of the Sale Transaction.

 The following table summarizes the results of discontinued operations for the three months ended March 31, 2015:

Three Months Ended
March 31,
2015
Revenue	$43,841

Cost of sales	19,962
Route expense	11,692
Selling, general and administrative	14,288
Depreciation and amortization	4,590
Other income	(138)
Income tax expense	28
Net loss from discontinued operations	$(6,581)

Assets Held For Sale

The results of operations for the disposal groups, which were included in continuing operations in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015, have been presented as discontinued operations in this quarterly report.

In accordance with ASC 360, Property, Plant and Equipment, the Company’s estimates of fair value require significant judgment and were regularly reviewed and subject to change based on market conditions, changes in the customer base of the operations or routes, and our continuing evaluation as to the facility's acceptable sale price.

During 2014, the Company updated its estimates of the fair value of certain linen routes and operations to reflect various events that occurred during the year.  In the second quarter of 2014, the Company made the decision to close a linen processing operation and the fair value was written down to zero.  In the fourth quarter of 2014, the linen processing operation was closed and during the first quarter of 2015, the Company completed the sale of equipment of this closed operation classified as asset held for sale, resulting in the net receipt of $0.3 million in cash and a $0.3 million gain. The gain is included in “Other income” of discontinued operations for the three months ended March 31, 2015 in the above table.

During March 2015, the Board of Directors of the Company approved a resolution to sell the Company’s remaining linen operation. In accordance with ASC 360, Property, Plant and Equipment, these assets were classified as assets held for sale at March 31, 2015 and were recorded at the lower of historical carrying amount or fair value, less costs to sell, which was $3.1 million.  During the second quarter of 2015, the Company completed the sale of this operation receiving $4.0 million in cash and notes receivable plus purchased accounts receivables, resulting in a gain of $0.9 million.

As described above, on October 15, 2015 at the Annual Meeting of Stockholders, the sale of Swisher International, Inc. and other assets relating to Swisher Hygiene Inc.'s U.S. operations, which comprised all of the Company’s remaining operating interests to Ecolab Inc. was approved, and the Sale Transaction was completed on November 2, 2015.

NOTE 3 —OTHER INTANGIBLE ASSETS

The Company’s accounting policy was to perform an annual impairment test in the fourth quarter or more frequently whenever events or circumstances indicated that the carrying value of intangible assets may not be recoverable. On a quarterly basis, we monitored the key drivers of fair value to detect the existence of indicators or changes that would warrant an interim impairment test for our intangible assets.

Due to the Sale Transaction, the Company performed an impairment analysis of its assets in accordance with ASC 360-10, Impairment or Disposal of Long-Lived Assets, as of August 31, 2015. Based on the analysis performed, it was determined that an impairment of the Company’s intangible assets had occurred, resulting in an impairment charge of $10.0 million.  As a result of the Sale Transaction, there were no intangible assets remaining as of March 31, 2016 and December 31, 2015.

Amortization expense on finite lived intangible assets for the three months ended March 31, 2015 was $1.7 million, which was included in continuing operations in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015, and is included in discontinued operations in the condensed consolidated statement of operations and comprehensive loss in this quarterly report.

NOTE 4 — ACCRUED EXPENSES

The details of accrued expenses are as follows:

	March 31, 2016	December 31, 2015
Honeycrest Holdings, Ltd. litigation reserve	$1,667	$1,667
Accrued legal and professional fees	406	441
Accrued lease expense	-	284
Other accruals	154	258
Total other income (expense), net	$2,227	$2,650

In connection with the Honeycrest Holdings, Ltd. Litigation, as discussed further in Note 11, “Commitments and Contingencies”- Other Matters, the Company recorded a litigation accrual. Such accrual was originally recorded in the consolidated accounts of CoolBrands International, Inc. prior to its domestication in the state of Delaware as Swisher Hygiene Inc. in 2010. Due to uncertainties related to the resolution of this matter, this accrual has remained on our balance sheet since that time.

NOTE 5 — LONG-TERM DEBT AND OBLIGATIONS

A portion of the proceeds from the Sale Transaction were used to pay off the outstanding debt and Ecolab assumed capital leases in conjunction with the Sale Transaction and thus, the long-term debt and obligations balances as of March 31, 2016 and December 31, 2015 were zero.  Prior to the Sale Transaction, the Company had long-term debt and obligations as described below.  See Note 6, “Other Income (Expense), Net” for disclosure of the related interest expense for the three months ended March 31, 2015 on the long-term obligations.

Notes Payable

In connection with certain acquisitions, the Company incurred or assumed notes payable as part of the purchase price.  These obligations bore interest at rates ranging between 3.7% and 4.0%.  The notes were paid in full with the proceeds from the Sale Transaction and the letters of credit securing a portion of the notes were cancelled.

Convertible promissory notes

During 2012 and 2011, the Company issued eighteen convertible promissory notes with an aggregate principal value of $10.9 million as part of total consideration paid for acquisitions that were recorded at fair value on the date of issuance and bore an interest rate of 4.0%. The Company made quarterly cash payments through each note’s maturity date. These notes were paid in full with the proceeds from the Sale Transaction.

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

2014 Revolving Credit Facility

On August 29, 2014, the Company entered into a $20.0 million revolving credit facility, through the execution of a Loan and Security Agreement, by and among the Company, as Guarantor, and certain subsidiaries of the Company, collectively, as Borrower, and Siena Lending Group LLC, as Lender (the “Credit Facility”).  Interest on borrowings under the Credit Facility accrued at the base rate, as defined in the Credit Facility, plus 2.00% and were payable monthly. The Credit Facility was paid in full and terminated on November 2, 2015 in connection with the Sale Transaction.

NOTE 6 — OTHER INCOME (EXPENSE), NET

Other expense of continuing operations consists of the following for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Interest income	$8	$-
Interest expense	-	(24)
Total other income (expense), net	$8	$(24)

Other income (expense) of discontinued operations consists of the following for the three months ended March 31, 2015:

Three Months Ended
March 31,
2015
Interest expense	$(71)
Foreign currency	(71)
Other	280
Total other income (expense), net	$138

NOTE 7 — SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2016	2015
Cash paid for interest	$-	$95

Cash received from interest	$8	$-

NOTE 8 — LOSS PER SHARE

Basic net loss attributable to common stock per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Shares of common stock underlying outstanding stock options of which the market price of the common stock is higher than the exercise price of the related stock awards and unvested restricted stock units of zero and 6,603 were not included in the computation of diluted loss per share for the three months ended March 31, 2016 and 2015, respectively, since their inclusion would be anti-dilutive.

NOTE 9 — INCOME TAXES

In projecting the Company’s income tax expense for 2016, management has concluded that it is not more likely than not that the Company will realize the benefit of its deferred tax assets and as a result a full valuation allowance will be required as of December 31, 2016. Therefore, the Company has not recognized a tax benefit as it relates to the current loss for the period ended March 31, 2016. The Company’s tax provision has an unusual relationship to pretax loss mainly because of the existence of a full deferred tax asset valuation allowance. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance.

Tax expense recorded in the first quarter of 2015 included the accrual of income tax expense related to an additional valuation allowance in connection with the tax amortization of the Company’s indefinite-lived intangible assets that was not available to offset existing deferred tax assets (termed a “naked credit”). Specifically, the Company did not consider the deferred tax liabilities related to indefinite lived intangible assets when determining the need for a valuation allowance.

NOTE 10— RELATED PARTY TRANSACTIONS

The Company paid fees for training course development and utilization of the delivery platform from a company, the majority of which is owned by a partnership in which a significant shareholder, former director and three former executives of the Company have a controlling interest. Fees paid during the three months ended March 31, 2016 and 2015 were zero and less than $0.1 million, respectively and are included in discontinued operations in the consolidated statement of operations and comprehensive loss.

The Company was obligated to make lease payments pursuant to certain real property and equipment lease agreements with employees that were former owners of acquired companies. Such lease payments during the three months ended March 31, 2016 and 2015 were zero and $0.2 million, respectively.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Guarantees

In connection with a distribution agreement entered into in December 2010, the Company agreed that the distributor's operating cash flows associated with the agreement would not fall below certain agreed-to minimums, subject to certain pre-defined conditions, over the ten year term of the distribution agreement. If the distributor's annual operating cash flow fell below the agreed-to annual minimums, the Company would have reimbursed the distributor for any such short fall up to a pre-designated amount.  The distributor agreement was assumed by Ecolab in connection with the Sale Transaction.

LEGAL MATTERS

The Company’s existing litigation matters are discussed in the Securities Litigation and Other Matters sections below.  Additionally, we may be involved in other litigation matters in the future. The results of these matters cannot be predicted with certainty and no assurance can be given that the ultimate resolution of any legal or administrative proceedings or disputes will not have a material adverse effect on our financial condition and results of operations.

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

On August 13, 2012, the Arsenault derivative action, along with a related putative securities class action pending in the Southern District of New York, was transferred to the United States District Court for the Western District of North Carolina where other related putative securities class actions were pending. All actions were consolidated under the caption In re Swisher Hygiene Inc. Securities and Derivative Litigation, MDL No. 2384. On August 21, 2012, the Western District of North Carolina issued an order governing the practice and procedure in the actions transferred to the Western District of North Carolina as well as the actions originally filed there. On October 18, 2012, the Western District of North Carolina held an Initial Pretrial Conference at which it appointed lead counsel and lead plaintiffs for the securities class actions, and set a schedule for the filing of a consolidated class action complaint and defendants' time to answer or otherwise respond to the consolidated class action complaint. The Western District of North Carolina stayed the Arsenault derivative action, pending the outcome of the securities class actions, which as previously disclosed were subsequently settled in August 2014.   On February 9, 2016, the Arsenault derivative action was voluntarily dismissed without compensation to any party.

On September 8, 2015, a lawsuit seeking to be certified as a class action (Paul Berger v. Swisher Hygiene Inc., et al., Case No. 2015 CH 13325 (Ill. Cir. Ct. Cook Co.)) was filed in the Circuit Court of Cook County, Illinois County Department, Chancery Division by Paul Berger, on behalf of himself and all others similarly situated, against Swisher Hygiene Inc., the members of Swisher Hygiene Inc.’s board of directors, individually, and Ecolab in connection with the Sale Transaction. The plaintiff has alleged that (i) faced with an ongoing investigation by the Securities and Exchange Commission and the USAO, the individual defendants embarked upon a self-interested scheme to sell off Swisher International, Inc.’s assets and to liquidate Swisher Hygiene Inc., (ii) the individual defendants, through an alleged insufficient process, caused Swisher Hygiene Inc. to agree to sell substantially all of its assets for insufficient consideration, (iii) each member of Swisher Hygiene Inc.’s. Board of Directors is interested in the Sale Transaction and the plan of dissolution, and (iv) the proxy statement was materially misleading and/or incomplete. The causes of action set forth in the complaint are (i) a claim for breaches of the fiduciary duties of good faith, loyalty, fair dealing and due care, (ii) a claim for failure to disclose, and (iii) a claim against Ecolab for aiding and abetting breaches of fiduciary duty. The plaintiff sought to enjoin the consummation of the Sale Transaction unless and until defendants provide all material facts in the proxy statement, and the plaintiff also seeks compensatory and/or rescissory damages as allowed by law for the plaintiff. This summary is qualified by reference to the full text of the complaint as filed with the Court.

On October 6, 2015, Defendants filed a motion to dismiss the Illinois action given that a substantially similar action, Raul, was pending in North Carolina.  On December 15, 2015, the parties agreed to hold defendants’ motion to dismiss in abeyance until the court in the Raul action ruled on the pending motions to dismiss in that case, described below.  A status hearing was held on February 26, 2016 and the Court entered an order to continue to hold in abeyance the motion to dismiss and scheduled a status hearing for May 13, 2016.  The Company believes the claims alleged by the plaintiff are without merit and it intends to vigorously defend against them.

On September 11, 2015, a derivative and putative class action (Malka Raul v. Swisher Hygiene Inc. et al., Case No. 15-CVS-16703 (Superior Court, Mecklenburg County, North Carolina)) was filed in the General Court of Justice, Superior Court Division, Mecklenburg County, North Carolina by Malka Raul.  The action was brought derivatively on behalf of Swisher Hygiene Inc., and individually and on behalf of all others similarly situated, against Swisher Hygiene Inc., the members of Swisher Hygiene Inc’s board of directors, individually, and Ecolab in connection with the Sale Transaction. The plaintiff has alleged that (i) the sale of Swisher International, Inc. to Ecolab contemplated by the purchase agreement is unfair and inequitable to the Swisher Hygiene Inc.’s stockholders and constitutes a breach of the fiduciary duties of the directors in the sale of Swisher International, Inc. (ii) defendants have exacerbated their breaches of fiduciary duty by agreeing to lock up the Sale Transaction with deal protection devices that preclude other bidders from making a successful competing offer for Swisher International, Inc. and preclude stockholders from voting against the Sale Transaction, (iii) the Sale Transaction will divest the Swisher Hygiene Inc.’s stockholders of their ownership interest in Swisher International, Inc. for inadequate consideration; (iv) each of the defendants violated and continues to violate applicable law by directly breaching and/or aiding and abetting the defendants’ breaches of fiduciary duties of loyalty, due care, independence, good faith and fair dealings, (v) the Sale Transaction is the product of a flawed process that was designed to sell Swisher International, Inc. to Ecolab on terms detrimental to plaintiff and the other Swisher Hygiene Inc.’s stockholders, (vi) the proxy statement fails to provide Swisher Hygiene Inc.’s stockholders with material information and/or provides them with materially misleading information and (vii) the proxy statement fails to provide Swisher Hygiene Inc.’s stockholders with all material information concerning the financial analysis of Cassel Salpeter & Co., LLC. The causes of action set forth in the complaint are (i) a claim for breach of fiduciary duty against the individual defendants, (ii) a claim for aiding and abetting breaches of fiduciary duty against Ecolab, (iii) a derivative claim for breach of fiduciary duties against the individual defendants, and (iv) a derivative claim for unjust enrichment against the individual defendants. The plaintiff primarily sought to (i) enjoin defendants from consummating the Sale Transaction unless and until the individual defendants adopt and implement a fair procedure or process to sell Swisher International, Inc., (ii) direct the individual defendants to exercise their fiduciary duties to obtain a transaction which is in the best interests of Swisher Hygiene Inc. and its stockholders and (iii) rescind, to the extent already implemented, the purchase agreement or any of the terms thereof. The plaintiff also seeks costs and disbursements, including reasonable attorneys’ and experts fees, and such other equitable and/or injunctive relief as the Court may deem just and proper. This summary is qualified by reference to the full text of the complaint as filed with the Court.

On November 5, 2015, defendants in the Raul case filed motions to dismiss, and on November 23, 2015, the plaintiff filed a motion to dismiss as moot and a motion for an award of attorney’s fees.  Oral arguments of the plaintiff’s and defendants’ motions occurred on January 12, 2016.  In supplemental briefing plaintiff advised the Court that it intended to withdraw its motion to dismiss and amend its complaint to include “newly discovered information”.  On January 28, 2016, the Court granted Ecolab’s motion to dismiss and plaintiff’s permission to file an amended complaint, preserved defendants’ motions to dismiss for future consideration and deferred consideration of plaintiff’s motion for award of attorneys’ fees.

On February 11, 2016, the plaintiff in the Raul case filed her amended complaint bringing the action derivatively on behalf of Swisher Hygiene Inc., individually and on behalf of all others similarly, against the members of Swisher Hygiene Inc.’s board of directors and Swisher Hygiene Inc. The plaintiff alleged a claim for declaratory relief against the individual defendants, a claim for breach of fiduciary duty against the individual defendants, and derivative claims for breach of fiduciary duties, unjust enrichment, abuse of control, and waste relating to the Sale Transaction and the Plan of Dissolution. On February 24, 2016, following a review of the amended complaint, defense counsel advised plaintiff’s counsel of certain factual and legal errors contained in the amended complaint, and further advised of defendants’ intention to seek reimbursement for expenses, including attorneys’ fees, if the amended complaint was not withdrawn. On February 29, 2016, plaintiff filed a notice of voluntary dismissal and, on March 3, 2016, the amended complaint was dismissed with prejudice as to the plaintiff, with each side bearing its own costs and expenses.

On October 28, 2015, a civil suit was filed against Swisher Hygiene Inc. and related entities in the Commonwealth of Puerto Rico, Gerardo Jimenez Pacheco v. Service Puerto Rico, LLC, et al. Civil No. D AC2015-2256 (Commonwealth of Puerto Rico).  Plaintiff alleges that he sold assets of his privately held company to Service Puerto Rico in February 2011 in exchange for cash and a $375,000 note that was convertible into Swisher Hygiene Inc., shares of common stock.  Plaintiff alleges breach of contract, defect in consent, joint and several liability, and abuse of process, all of which appear to be based on plaintiff’s reliance on Swisher Hygiene Inc.’s 2011 financial statements that were subsequently withdrawn and restated.  Plaintiff requested a total of $475,000 in damages for all causes of action, plus attorney’s fees and pre-judgment interests.  On February 1, 2016, Defendants filed a motion to dismiss and believe that plaintiff’s suit is without merit, is bound by the settlement on August 6, 2014 of the class action litigation captioned In re Swisher Hygiene Inc. Securities and Derivative Litigation, MDL No. 2384, and if not bound by that settlement, is barred by the applicable statute of limitations.   Plaintiff filed an opposition to the motion to dismiss on March 31, 2016. On April 28, 2016, Defendants filed a reply to the opposition to the motion to dismiss. The court has not set a date for oral argument nor has it set a date by which it would rule on Defendants’ motion to dismiss. Defendants intend to vigorously defend against Plaintiff’s claims.

Other Matters

The Honeycrest Holdings, Ltd. v. Integrated Brands, Inc. matter relates to a longstanding dispute between Honeycrest Holdings, Ltd. (“Honeycrest”) and Integrated Brands, Inc. (“Integrated”) f/k/a Steve’s Homemade Ice Cream, Inc. involving a license granted by Honeycrest to Integrated in 1990, which licensed the manufacture and sale of ice cream products by Honeycrest in the United Kingdom.  In 1998 Honeycrest filed an action against Integrated (Honeycrest Holdings, Ltd. v. Integrated Brands, Inc., New York Supreme Court, Queens County (Index No. 5204/1998)) alleging a breach of the licensing agreement; Integrated responded by denying the material allegations and alleging Honeycrest had breached the license agreement.  Subsequently, Integrated merged with a subsidiary of Coolbrands International Inc (“Coolbrands”) and in 2001, Honeycrest filed a similar action against Coolbrands and Integrated (Honeycrest Holdings, Ltd. v. Coolbrands International, Inc., et al., New York Supreme Court, Queens County (Index No. 29666/01)).  The actions against Integrated and Coolbrands have been combined (although not consolidated) for joint trial.  In 2010, Coolbrands (formerly a Canadian corporation) was domesticated in the State of Delaware as Swisher Hygiene Inc. and thereafter acquired Swisher International Inc.  In the Sale Transaction, Swisher Hygiene Inc. sold all of the stock of Swisher International, Inc. to Ecolab Inc., but retained indirect ownership of Integrated.  The litigation involving Honeycrest and Integrated and/or Coolbrands spans 17 years, has been episodically dormant with periods of extended discovery, motion practice, mediation, attempted settlements and other activities.  In January 2016, Honeycrest filed a motion to amend the Coolbrands complaint to add Swisher Hygiene Inc. as a defendant in that case. Swisher Hygiene Inc.'s opposition papers were served on February 29, 2016 and the motion is now fully submitted.  The court has not set a date for oral argument nor has it set a date by which it would rule on Plaintiff's motion to amend its complaint. Swisher Hygiene Inc. believes any possible claim by Honeycrest against it is without merit and intends to vigorously defend itself against any such claims.  The foregoing summary is qualified in its entirety by the pleadings that have been filed in the foregoing cases.

On October 7, 2015, the Company entered into a Deferred Prosecution Agreement (the “DPA”) with the United States Attorney’s Office for the Western District of North Carolina (“USAO”) relating to the USAO’s investigation of the Company’s accounting practices.  Under the terms of the DPA, the USAO filed, but deferred prosecution of, a Bill of Information charging Swisher Hygiene Inc. with conspiracy to commit securities fraud and other charges relating to the Company’s accounting and financial reporting practices reflected in the Company's originally filed Quarterly Reports on Form 10-Q for the periods ended March 31, 2011, June 30, 2011, and September 30, 2011.  Pursuant to the DPA, the Company agreed to pay a $2 million fine to the USAO payable in four annual installments of $500,000 each if the Company is financially able to do so.  Pursuant to the terms of the DPA, the fine became immediately due and payable in full upon a change in control of the Company.  As a result, the fine was paid in full upon the closing of the Sale Transaction, and we are awaiting dismissal of the Bill of Information pursuant to the terms of the DPA.

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

NOTE 12 — SUBSEQUENT EVENT

On April 8, 2016, the Board of Directors of Swisher Hygiene Inc. unanimously approved the filing of a Certificate of Dissolution (the “Certificate”) on Friday, May 27, 2016 (the “Final Record Date”).  The Certificate will be filed with the Secretary of State of the State of Delaware on the Final Record Date.  The filing of the Certificate will be made pursuant to a Plan of Dissolution approved by stockholders at the Company’s annual meeting held on October 15, 2015.

The Company has notified OTCQB that the Certificate will be filed on the Final Record Date and that as of 6:00 pm Eastern Time on the Final Record Date, the Company’s shares will cease to be traded on OTCQB.  Also after the Final Record Date, the Company’s stock transfer books will be closed and transfers of the shares of the Company’s common stock will no longer be recorded.  The Company also requested relief from the Securities and Exchange Commission (the “SEC”) to suspend certain of its reporting obligations under the Securities Exchange Act of 1934, as amended (“No Action Letter”).  If the SEC grants such relief, the Company intends to report any further material events relating to the liquidation and dissolution on Form 8-K.

Pursuant to the Plan of Dissolution, and under Delaware law, the dissolution of the Company shall be effective as of 6:00 pm Eastern Time on the Final Record Date.  Under Delaware law, the dissolved corporation is continued for three (3) years (unless extended by direction of the Court of Chancery) to enable the Company’s directors to wind up the affairs of the corporation, including the discharge of the Company’s liabilities and to distribute to the stockholders any remaining assets.  No assurances can be made as to if or when any such distribution will be made, or the amount of any such distribution, if one is made.  Any distribution, however, would be made to the Company’s stockholders of record as of the Final Record Date.

As a result of the Board's approval to file the Certificate, liquidation basis accounting will be implemented effective April 1, 2016 in accordance with ASC 205-30, Liquidation Basis of Accounting.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our unaudited Condensed Consolidated Financial Statements and the related notes thereto included in Item 1 of this Quarterly Report on Form 10-Q as well as our audited Consolidated Financial Statements and the related notes thereto included in Item 8, of our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”). In addition to historical consolidated financial information, this discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs. Actual results could differ from these expectations as a result of certain risk factors, including those described under Item 1A, “Risk Factors,” of our 2015 Form 10-K and this Quarterly Report on Form 10-Q.

Business Overview

On August 13, 2015, Swisher Hygiene Inc. announced that it had agreed to sell the stock of its wholly owned U.S. subsidiary Swisher International, Inc. and other assets relating to Swisher Hygiene Inc.'s U.S. operations, which comprised all of the Company’s remaining operating interests, to Ecolab Inc ("Ecolab"). Immediately following the sale of Swisher International, Inc., Swisher Hygiene Inc. became a shell company (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934) with no operating assets and no revenue producing business or operations.  We refer to the transaction pursuant to the purchase agreement between the Company and Ecolab dated August 12, 2015 as the "Sale Transaction". At closing, Ecolab paid the closing purchase price of $40.5 million, less a $2.0 million holdback to address working capital and other adjustments in accordance with the agreement governing the Sale Transaction.  The net proceeds were adjusted by the following items subsequent to closing: an increase of $0.2 million receivable for the final adjusted cash balance, a decrease of $2.0 million of transaction costs for consulting and legal fees, and a decrease of $0.9 million purchased cash balance, net of $0.2 million debt assumed. In the Sale Transaction, the Company retained certain debt and liabilities as set forth in the purchase agreement governing the sale. The sale was completed on November 2, 2015, with an effective date of November 1, 2015. Subsequent to the Sale Transaction, it was determined the $2.0 million holdback would be paid to the Company without any adjustment for working capital.  At December 31, 2015, the $2.2 million amount in accounts receivable on the consolidated balance sheet was due from Ecolab and includes the $2.0 million holdback plus $0.2 million final cash adjustment.  The $2.0 million holdback was received from Ecolab in January 2016.

As a result of the Sale Transaction a loss of $2.6 million was recorded in discontinued operations in the condensed consolidated statement of operations and comprehensive loss in the fourth quarter of 2015, after the $22.6 million impairment charge was recognized in the quarter ended September 30, 2015.  See Note 2, "Discontinued Operations and Assets Held for Sale", and Note 3, "Other Intangible Assets" for a further description of the $2.6 million loss on sale and a $22.6 million impairment charge. Swisher Hygiene Inc. will no longer have any continuing involvement with the operations or cash flows of Swisher International, Inc., and as a result, Swisher Hygiene Inc. has presented the operations of Swisher International, Inc. as discontinued operations for the current and prior periods.

Prior to the Sale Transaction, we operated in one business segment, Hygiene, which encompassed providing essential hygiene and sanitizing service solutions to customers in a wide range of end-markets, including foodservice, hospitality, retail and healthcare industries.  As a result of the Sale Transaction, we have no operating assets remaining and no revenue producing business or operations. The Company’s former operating companies are presented as discontinued operations for all periods.

Recent Developments

On April 8, 2016, the Board of Directors of Swisher Hygiene Inc. unanimously approved the filing of a Certificate of Dissolution (the “Certificate”) on Friday, May 27, 2016 (the “Final Record Date”).  The Certificate will be filed with the Secretary of State of the State of Delaware on the Final Record Date.  The filing of the Certificate will be made pursuant to a Plan of Dissolution approved by stockholders at the Company’s annual meeting held on October 15, 2015.

The Company has notified OTCQB that the Certificate will be filed on the Final Record Date and that as of 6:00 pm Eastern Time on the Final Record Date, the Company’s shares will cease to be traded on OTCQB.  Also after the Final Record Date, the Company’s stock transfer books will be closed and transfers of the shares of the Company’s common stock will no longer be recorded.  The Company also requested relief from the Securities and Exchange Commission (the “SEC”) to suspend certain of its reporting obligations under the Securities Exchange Act of 1934, as amended.  If the SEC grants such relief, the Company intends to report any further material events relating to the liquidation and dissolution on Form 8-K.

Pursuant to the Plan of Dissolution, and under Delaware law, the dissolution of the Company shall be effective as of 6:00 pm Eastern Time on the Final Record Date.  Under Delaware law, the dissolved corporation is continued for three (3) years (unless extended by direction of the Court of Chancery) to enable the Company’s directors to wind up the affairs of the corporation, including the discharge of the Company’s liabilities and to distribute to the stockholders any remaining assets.  No assurances can be made as to if or when any such distribution will be made, or the amount of any such distribution, if one is made.  Any distribution, however, would be made to the Company’s stockholders of record as of the Final Record Date.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements in our 2015 Form 10-K, describe these significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting policies since the filing of the 2015 Form 10-K.

Newly Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update ASU No. 2016-02, Leases (Topic 842). This accounting standard requires that a lessee recognize a lease asset and a lease liability on its balance sheet for all leases, including operating leases, with a term greater than 12 months. ASU 2016-02 will require additional disclosures in the notes to the consolidated financial statements and is effective for annual and interim reporting periods beginning after December 15, 2018. The Company does not expect a material impact from ASU No. 2016-02 on the consolidated financial statements as it does not currently have any leases.

Assets Held for Sale

In accordance with ASC 360, Property, Plant and Equipment, the Company’s estimates of fair value require significant judgment and were regularly reviewed and subject to change based on market conditions, changes in the customer base of the operations or routes, and our continuing evaluation as to the facility's acceptable sale price.

During 2014, the Company updated its estimates of the fair value of certain linen routes and operations to reflect various events that occurred during the year.  In the second quarter of 2014, the Company made the decision to close a linen processing operation and the fair value was written down to zero.  In the fourth quarter of 2014, the linen processing operation was closed and during the first quarter of 2015, the Company completed the sale of equipment of this closed operation classified as asset held for sale, resulting in the net receipt of $0.3 million in cash and a $0.3 million gain. The gain is included in “Other income” of discontinued operations for the three months ended March 31, 2015.

During March 2015, the Board of Directors of the Company approved a resolution to sell the Company’s remaining linen operation. In accordance with ASC 360, Property, Plant and Equipment, these assets were classified as assets held for sale at March 31, 2015 and were adjusted to the lower of historical carrying amount or fair value, less costs to sell, which was $3.1 million.  During the second quarter of 2015, the Company completed the sale of this operation receiving $4.0 million in cash and notes receivable plus purchased accounts receivables, resulting in a gain of $0.9 million. As described above, on October 15, 2015 at the Annual Meeting of Stockholders, the sale of Swisher International, Inc. and other assets relating to Swisher Hygiene Inc.'s U.S. operations, which comprised all of the Company’s remaining operating interests to Ecolab Inc. was approved, and the Sale Transaction was completed on November 2, 2015.

RESULTS OF CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2015

General and Administrative Expenses

General and administrative expenses for continuing operations consist primarily of the costs incurred for:

●	Compensation related primarily to the executive and administrative functions.
●	Professional fees related to tax preparation, audit and review related fees and financial statement printing and related filing expenses.
●	Legal, on-going settlements and investigation related expenses.
●	Corporate governance expenses, investor relations, director and officer insurance premiums and other corporate related professional fees.

The details of general and administrative expenses for the three months ended March 31, 2016 and 2015 reported as continuing operations are as follows:

	2016	2015
General & Administrative Expenses
Compensation	$153	$195
Professional fees (other than legal)	984	1,469
Legal fees	277	191
Other	737	371
Total general & administrative expenses	$2,151	$2,226

Compensation expense remained relatively unchanged for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.  Professional fees for the three months ended March 31, 2015 included additional one-time fees for the year-end audit.  Legal fees for the three months ended March 31, 2016 increased due to efforts in the first quarter of 2016 to resolve outstanding litigation. Other general and administrative expense increased for the three months ended March 31, 2016 due to an increase in insurance expense related to the disposal of its operating business and winding down corporate activities.

RESULTS OF DISCONTINUED OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2015

The following table provides the results for discontinued operations for the three months ended March 31, 2015.

Three Months Ended
March 31,
2015
Revenue	$43,841

Cost of sales	19,962
Route expense	11,692
Selling, general and administrative	14,288
Depreciation and amortization	4,590
Other income	(138)
Income tax expense	28
Net loss from discontinued operations	$(6,581)

We had no discontinued operations during the three months ended March 31, 2016.

Revenue

Revenue from products primarily comprised the sales and delivery of consumable products such as detergents and cleaning chemicals, the rental, sales and servicing of dish machines and other equipment used to dispense those products, the sale of paper items, rental fees, linen processing and other ancillary product sales. Revenues from services were primarily comprised of manual cleaning and delivery service fees. Franchise and other consisted of fees charged to franchisees.

Cost of Sales

Cost of sales related to discontinued operations consisted primarily of the cost of chemical, paper, air freshener and other consumable products sold to, or used in the servicing of, our customers. These costs are exclusive of route expense and related depreciation and amortization.

Route Expenses

Route expenses related to discontinued operations consisted of costs incurred for the delivery of products and providing services to customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses related to discontinued operations consisted primarily of the costs incurred for:

●	Local office and field management support costs that are related to field operations. These costs include compensation, occupancy expense and other general and administrative expenses.
●	Selling expenses which include compensation and commissions for local sales representatives and corporate account representatives.
●	Marketing expenses.
●	Information technology, human resources, accounting, purchasing and other support costs.

Depreciation and Amortization

Depreciation and amortization reported as components of discontinued operations consists of depreciation of property and equipment and the amortization of intangible assets.

Other Income

Other income related to discontinued operations consists of a gain on the sale of equipment, offset by interest expense and foreign currency loss.

Income Tax Expense

Tax expense recorded in the first quarter of 2015 included the accrual of income tax expense related to an additional valuation allowance in connection with the tax amortization of the Company’s indefinite-lived intangible assets that was not available to offset existing deferred tax assets (termed a “naked credit”). Specifically, the Company did not consider the deferred tax liabilities related to indefinite lived intangible assets when determining the need for a valuation allowance.

Cash Flows Summary

Cash flows from continuing operations for the three months ended March 31, 2016 and 2015 are below.

	2016	2015
	(In thousands)
Net cash provided by (used in) operating activities	$73	$(2,558)
Net cash (used in) investing activities	(2)	-
Net cash (used in) financing activities	-	(592)
Net increase (decrease) in cash and cash equivalents from continuing operations	$71	$(3,150)

Net cash provided by operating activities for the three months ended March 31, 2016 was primarily the $2.1 million net loss offset by $2.0 million received from Ecolab for the holdback from the Sale Transaction and changes in working capital.  Net cash used in operating activities for the three months ended March 31, 2015 was due primarily to the $2.3 million net loss.  Cash used in financing activities for the three months ended March 31, 2015 was due to principal payments on debt.

The following table provides the cash flows for discontinued operations for the three months ended March 31, 2015.

2015
(In thousands)
Net cash used in operating activities of discontinued operations	$(3,380)
Net cash used in investing activities of discontinued operations	(1,369)
Net cash provided by financing activities of discontinued operations	4,462
Net decrease in cash and cash equivalents from discontinued operations	$(287)

Net cash used in operating activities of discontinued operations for the three months ended March 31, 2015 was due primarily to the net loss of discontinued operations and changes in working capital.  Net cash used in investing activities for the three months ended March 31, 2015 was due primarily to $1.7 million of purchases of property and equipment offset by $0.3 million in proceeds on assets held for sale.  Cash provided by financing activities for the three months ended March 31, 2015 was due to $1.6 million proceeds from debt issuances related to insurance financing and $3.3 million proceeds from line the of credit, offset by $0.4 million of principal payments on debt.

Liquidity and Capital Resources

Cash Requirements

As discussed above, our cash and cash equivalents of $25.3 million remained relatively unchanged at March 31, 2016 compared to $25.2 million at December 31, 2015. Due to the Sales Transaction completed on November 2, 2015, the Company does not have any operating assets remaining and no revenue producing business or operations. As such, it is important that we take immediate steps to resolve remaining liabilities and reduce future costs and expenses in order to preserve cash. The failure of Swisher Hygiene Inc. to take such steps promptly could result in a reduction in the amount of cash remaining for distribution to stockholders.

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

The Company will continue to use the remaining cash resources to pay retained liabilities, ongoing corporate and administrative costs and expenses associated with winding down the Company, liabilities and potential liabilities relating to or arising out of pension plan obligations to employees of its predecessor, outstanding litigation matters of the Company, including but not limited to pending stockholder litigation related to the Sale Transaction, and potential liabilities relating to the Company's indemnification obligations, if any, to Ecolab pursuant to the Agreement, or to current and former officers and directors pursuant to the Company's bylaws and articles of incorporation (collectively, the "On-going Obligations"). As described in Note 12 – Subsequent Event to the Notes to the Condensed Consolidated Financial Statements, on April 8, 2016, the Board of Directors unanimously approved the filing of a Certificate of Dissolution on Friday, May 27, 2016.  The Plan of Dissolution and Complete Liquidation which was previously approved by the Company's stockholders at its Annual Meeting on October 15, 2015. Under Delaware law, the dissolved corporation is continued for three (3) years (unless extended by direction of the Court of Chancery) to enable the Company’s directors to wind up the affairs of the corporation, including the discharge of the Company’s liabilities and to distribute to the stockholders any remaining assets.  The Company can neither estimate nor provide any assurance regarding amounts to be distributed to stockholders if the Board of Directors proceeds with the dissolution.

We expect that our cash on hand will be sufficient to meet our cash requirements for the next twelve months.

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

Off-Balance Sheet Arrangements

Other than operating leases, there are no significant off-balance sheet financing arrangements or relationships with unconsolidated entities or financial partnerships which are often referred to as “variable interest entities”. Therefore, there was no exposure to any financing, liquidity, market or credit risk that could arise had we engaged in such relationships.

In connection with a distribution agreement entered into in December 2010 between the Company and a distributor of Company-owned products, we agreed that the distributor’s operating cash flows associated with the agreement would not fall below certain agreed-to minimums, subject to certain pre-defined conditions, over the ten year term of the distribution agreement. If the distributor’s annual operating cash flow did fall below the agreed-to annual minimums, we would have reimbursed the distributor for any such shortfall up to a pre-designated amount. The distributor agreement was assumed by Ecolab as part of the Sale Transaction.

FORWARD-LOOKING STATEMENTS

Our financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Form 10-Q, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Form 10-Q or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include the following:

●	Our stockholders will not be able to buy or sell shares of our common stock after we close our stock transfer books on May 27, 2016, the Final Record Date (as defined above).

●	We will continue to incur the expenses of complying with public company reporting requirements unless our No Action Letter filed with the SEC is approved.

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

●
If we make distributions to our stockholders without adequately reserving for creditor claims, our stockholders may be liable to our creditors for part or all of the amount received from us in our liquidating distributions.

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

●	Insurance policies may not cover all ongoing risks and a loss beyond the limits of our coverage could adversely impact our cash position.

●	Our stock price has been and may in the future be volatile, which could cause purchasers of our common stock to incur substantial losses.

●	Certain stockholders may exert significant influence over any corporate action requiring stockholder approval.

●	Provisions of Delaware law and our organizational documents may delay or prevent an acquisition of our Company, even if the acquisition would be beneficial to our stockholders.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

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

In connection with the preparation of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2016. Based upon that evaluation, management concluded that certain deficiencies in our internal control over financial reporting identified in the 2015 Form 10-K are no longer applicable to the Company as the Company has no operating assets and no revenue producing business or operations following the Sale Transaction, as discussed further below.  Furthermore, based upon that evaluation, management concluded that certain other deficiencies in our internal control over financial reporting identified in the 2015 Form 10-K continue to exist, and as such our disclosure controls and procedures were not effective as of March 31, 2016 for the following reasons:

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

A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  Based on its evaluation of internal control over financial reporting as of December 31, 2015 and its evaluation of disclosure controls and procedures as of March 31, 2016, management has determined that the control deficiencies identified above should be considered material weaknesses in our internal control over financial reporting.

The deficiencies in our internal control over financial reporting identified in the 2015 Form 10-K that are no longer applicable to the Company as the Company has no operating assets and no revenue producing business or operations following the Sale Transaction as follows:

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

Management's Remediation Plan

As reported in the Annual Report on form 10-K for the year ended December 31, 2015, we have engaged in remedial actions in response to the deficiencies discussed above.  We plan to continue the efforts below to improve internal control over financial reporting, where still applicable.  The Company will continue to focus on emphasizing financial reporting responsibilities and accountability for implementing and maintaining effective internal control over financial reporting.

●
The Company will continue to put in place controls to properly identify, analyze and account for non-routine transactions and will use the appropriate level of oversight to ensure the transactions are reflected accurately and timely in the financial statements.

●
The Company will continue to evaluate its activities related to internal control over financial reporting, including monitoring controls related to the operating effectiveness, timeliness and communication of certain control activities.

While the Company closely monitored the implementation of these remediation plans for the remaining limited business after the Sale Transaction, there is no assurance that the aforementioned plans will be sufficient to fully remediate the deficiencies identified above and that additional remediation steps may be necessary.

Changes in Internal Control over Financial Reporting

As discussed above, following the Sale Transaction, the Company has no operating assets and no revenue producing business or operations, and is a shell company winding down its affairs in connection with the proposed filing of the Certificate of Dissolution on May 27, 2016.  The Company is in the process of bringing its control environment in line with that of a shell company winding down its affairs.

Other than the changes noted above there have been no adverse changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company’s existing litigation matters are discussed in the Securities Litigation and Other Matters sections below.  Additionally, we may be involved in other litigation matters in the future. The results of these matters cannot be predicted with certainty and no assurance can be given that the ultimate resolution of any legal or administrative proceedings or disputes will not have a material adverse effect on our financial condition and results of operations.

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

On August 13, 2012, the Arsenault derivative action, along with a related putative securities class action pending in the Southern District of New York, was transferred to the United States District Court for the Western District of North Carolina where other related putative securities class actions were pending. All actions were consolidated under the caption In re Swisher Hygiene Inc. Securities and Derivative Litigation, MDL No. 2384. On August 21, 2012, the Western District of North Carolina issued an order governing the practice and procedure in the actions transferred to the Western District of North Carolina as well as the actions originally filed there. On October 18, 2012, the Western District of North Carolina held an Initial Pretrial Conference at which it appointed lead counsel and lead plaintiffs for the securities class actions, and set a schedule for the filing of a consolidated class action complaint and defendants' time to answer or otherwise respond to the consolidated class action complaint. The Western District of North Carolina stayed the Arsenault derivative action, pending the outcome of the securities class actions, which as previously disclosed were subsequently settled in August 2014.   On February 9, 2016, the Arsenault derivative action was voluntarily dismissed without compensation to any party.

On September 8, 2015, a lawsuit seeking to be certified as a class action (Paul Berger v. Swisher Hygiene Inc., et al., Case No. 2015 CH 13325 (Ill. Cir. Ct. Cook Co.)) was filed in the Circuit Court of Cook County, Illinois County Department, Chancery Division by Paul Berger, on behalf of himself and all others similarly situated, against Swisher Hygiene Inc., the members of Swisher Hygiene Inc.’s Board of Directors, individually, and Ecolab in connection with the Sale Transaction. The plaintiff has alleged that (i) faced with an ongoing investigation by the Securities and Exchange Commission and the USAO, the individual defendants embarked upon a self-interested scheme to sell off Swisher International, Inc.’s assets and to liquidate Swisher Hygiene Inc., (ii) the individual defendants, through an alleged insufficient process, caused Swisher Hygiene Inc. to agree to sell substantially all of its assets for insufficient consideration, (iii) each member of Swisher Hygiene Inc.’s. Board of Directors is interested in the Sale Transaction and the plan of dissolution, and (iv) the proxy statement was materially misleading and/or incomplete. The causes of action set forth in the complaint are (i) a claim for breaches of the fiduciary duties of good faith, loyalty, fair dealing and due care, (ii) a claim for failure to disclose, and (iii) a claim against Ecolab for aiding and abetting breaches of fiduciary duty. The plaintiff sought to enjoin the consummation of the Sale Transaction unless and until defendants provide all material facts in the proxy statement, and the plaintiff also seeks compensatory and/or rescissory damages as allowed by law for the plaintiff. This summary is qualified by reference to the full text of the complaint as filed with the Court.

On October 6, 2015, Defendants filed a motion to dismiss the Illinois action given that a substantially similar action, Raul, was pending in North Carolina.  On December 15, 2015, the parties agreed to hold defendants’ motion to dismiss in abeyance until the court in the Raul action ruled on the pending motions to dismiss in that case, described below.  A status hearing was held on February 26, 2016 and the court entered an order to continue to hold in abeyance the motion to dismiss and scheduled a status hearing for May 13, 2016.  The Company believes the claims alleged by the plaintiff are without merit and it intends to vigorously defend against them.

On September 11, 2015, a derivative and putative class action (Malka Raul v. Swisher Hygiene Inc. et al., Case No. 15-CVS-16703 (Superior Court, Mecklenburg County, North Carolina)) was filed in the General Court of Justice, Superior Court Division, Mecklenburg County, North Carolina by Malka Raul.  The action was brought derivatively on behalf of Swisher Hygiene Inc., and individually and on behalf of all others similarly situated, against Swisher Hygiene Inc., the members of Swisher Hygiene Inc’s board of directors, individually, and Ecolab in connection with the Sale Transaction. The plaintiff has alleged that (i) the sale of Swisher International, Inc. to Ecolab contemplated by the purchase agreement is unfair and inequitable to the Swisher Hygiene Inc.’s stockholders and constitutes a breach of the fiduciary duties of the directors in the sale of Swisher International, Inc. (ii) defendants have exacerbated their breaches of fiduciary duty by agreeing to lock up the Sale Transaction with deal protection devices that preclude other bidders from making a successful competing offer for Swisher International, Inc. and preclude stockholders from voting against the Sale Transaction, (iii) the Sale Transaction will divest the Swisher Hygiene Inc.’s stockholders of their ownership interest in Swisher International, Inc. for inadequate consideration; (iv) each of the defendants violated and continues to violate applicable law by directly breaching and/or aiding and abetting the defendants’ breaches of fiduciary duties of loyalty, due care, independence, good faith and fair dealings, (v) the Sale Transaction is the product of a flawed process that was designed to sell Swisher International, Inc. to Ecolab on terms detrimental to plaintiff and the other Swisher Hygiene Inc.’s stockholders, (vi) the proxy statement fails to provide Swisher Hygiene Inc’s stockholders with material information and/or provides them with materially misleading information and (vii) the proxy statement fails to provide Swisher Hygiene Inc.’s stockholders with all material information concerning the financial analysis of Cassel Salpeter & Co., LLC. The causes of action set forth in the complaint are (i) a claim for breach of fiduciary duty against the individual defendants, (ii) a claim for aiding and abetting breaches of fiduciary duty against Ecolab, (iii) a derivative claim for breach of fiduciary duties against the individual defendants, and (iv) a derivative claim for unjust enrichment against the individual defendants. The plaintiff primarily sought to (i) enjoin defendants from consummating the Sale Transaction unless and until the individual defendants adopt and implement a fair procedure or process to sell Swisher International, Inc., (ii) direct the individual defendants to exercise their fiduciary duties to obtain a transaction which is in the best interests of Swisher Hygiene Inc. and its stockholders and (iii) rescind, to the extent already implemented, the purchase agreement or any of the terms thereof. The plaintiff also seeks costs and disbursements, including reasonable attorneys’ and experts fees, and such other equitable and/or injunctive relief as the Court may deem just and proper. This summary is qualified by reference to the full text of the complaint as filed with the Court.

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

On October 28, 2015, a civil suit was filed against Swisher Hygiene Inc. and related entities in the Commonwealth of Puerto Rico, Gerardo Jimenez Pacheco v. Service Puerto Rico, LLC, et al. Civil No. D AC2015-2256 (Commonwealth of Puerto Rico).  Plaintiff alleges that he sold assets of his privately held company to Service Puerto Rico in February 2011 in exchange for cash and a $375,000 note that was convertible into Swisher Hygiene Inc., shares of common stock.  Plaintiff alleges breach of contract, defect in consent, joint and several liability, and abuse of process, all of which appear to be based on plaintiff’s reliance on Swisher Hygiene Inc.’s 2011 financial statements that were subsequently withdrawn and restated.  Plaintiff requested a total of $475,000 in damages for all causes of action, plus attorney’s fees and pre-judgment interests.  On February 1, 2016, Defendants filed a motion to dismiss and believe that plaintiff’s suit is without merit, is bound by the settlement on August 6, 2014 of the class action litigation captioned In re Swisher Hygiene Inc. Securities and Derivative Litigation, MDL No. 2384, and if not bound by that settlement, is barred by the applicable statute of limitations.   Plaintiff filed an opposition to the motion to dismiss on March 31, 2016. On April 28, 2016, Defendants filed a reply to the opposition to the motion to dismiss. The court has not set a date for oral argument nor has it set a date by which it would rule on Defendants’ motion to dismiss. Defendants intend to vigorously defend against Plaintiff’s claims.

Other Matters

The Honeycrest Holdings, Ltd. v. Integrated Brands, Inc. matter relates to a longstanding dispute between Honeycrest Holdings, Ltd. (“Honeycrest”) and Integrated Brands, Inc. (“Integrated”) f/k/a Steve’s Homemade Ice Cream, Inc. involving a license granted by Honeycrest to Integrated in 1990, which licensed the manufacture and sale of ice cream products by Honeycrest in the United Kingdom.  In 1998 Honeycrest filed an action against Integrated (Honeycrest Holdings, Ltd. v. Integrated Brands, Inc., New York Supreme Court, Queens County (Index No. 5204/1998)) alleging a breach of the licensing agreement; Integrated responded by denying the material allegations and alleging Honeycrest had breached the license agreement.  Subsequently, Integrated merged with a subsidiary of Coolbrands International Inc (“Coolbrands”) and in 2001, Honeycrest filed a similar action against Coolbrands and Integrated (Honeycrest Holdings, Ltd. v. Coolbrands International, Inc., et al., New York Supreme Court, Queens County (Index No. 29666/01)).  The actions against Integrated and Coolbrands have been combined (although not consolidated) for joint trial.  In 2010, Coolbrands (formerly a Canadian corporation) was domesticated in the State of Delaware as Swisher Hygiene Inc. and thereafter acquired Swisher International Inc.  In the Sale Transaction, Swisher Hygiene Inc. sold all of the stock of Swisher International Inc. to Ecolab Inc., but retained indirect ownership of Integrated.  The litigation involving Honeycrest and Integrated and/or Coolbrands spans 17 years, has been episodically dormant with periods of extended discovery, motion practice, mediation, attempted settlements and other activities.  In January 2016, Honeycrest filed a motion to amend the Coolbrands complaint to add Swisher Hygiene Inc. as a defendant in that case. Swisher Hygiene Inc.'s opposition papers were served on February 29, 2016 and the motion is now fully submitted.  The court has not set a date for oral argument nor has it set a date by which it would rule on Plaintiff's motion to amend its complaint.  Swisher Hygiene Inc. believes any possible claim by Honeycrest against it is without merit and intends to vigorously defend itself against any such claims.  The foregoing summary is qualified in its entirety by the pleadings that have been filed in the foregoing cases.

On October 7, 2015, the Company entered into a Deferred Prosecution Agreement (the “DPA”) with the United States Attorney’s Office for the Western District of North Carolina (“USAO”) relating to the USAO’s investigation of the Company’s accounting practices.  Under the terms of the DPA, the USAO filed, but deferred prosecution of, a Bill of Information charging Swisher Hygiene Inc. with conspiracy to commit securities fraud and other charges relating to the Company’s accounting and financial reporting practices reflected in the Company's originally filed Quarterly Reports on Form 10-Q for the periods ended March 31, 2011, June 30, 2011, and September 30, 2011.  Pursuant to the DPA, the Company agreed to pay a $2 million fine to the USAO payable in four annual installments of $500,000 each if the Company is financially able to do so.  Pursuant to the terms of the DPA, the fine became immediately due and payable in full upon a change in control of the Company.  As a result, the fine was paid in full upon the closing of the Sale Transaction, and we are awaiting dismissal of the Bill of Information pursuant to the terms of the DPA.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 which could materially affect our financial condition. There have been no material changes to the risk factors previously disclosed in our 2015 Form 10-K.

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1
Separation Agreement and Release between Swisher Hygiene Inc. and William M. Pierce, dated February 19, 2016 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 26, 2016, and incorporated herein by reference).

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

SWISHER HYGIENE INC.
(Registrant)

Dated: May 11, 2016	By:	/s/ Richard L. Handley
Richard L. Handley President and Chief Executive Officer (Principal Executive Officer)

Dated: May 11, 2016	By:	/s/ Albert J. Detz
Albert J. Detz Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
________________________

*	Furnished herewith.